Form 10-K405
period 1996-01-31
HAYES WHEELS INTERNATIONAL INC
filed 1996-04-23
CIK 893670

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1996       COMMISSION FILE NUMBER: 1-11592

                        HAYES WHEELS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                          (STATE OR OTHER JURISDICTION
                       OF INCORPORATION OR ORGANIZATION)

                                   13-3384636
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                   38481 HURON RIVER DRIVE, ROMULUS, MICHIGAN
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                     48174
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (313) 941-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                              TITLE OF EACH CLASS
                                ----------------
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                             NAME OF EACH EXCHANGE
                              ON WHICH REGISTERED
                             ---------------------
                            NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   9 1/4% SENIOR NOTES DUE NOVEMBER 15, 2002

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES /X/     NO / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 15, 1996 (BASED ON THE CLOSING PRICE OF THE REGISTRANT'S COMMON STOCK REPORTED ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH
DATE), WAS APPROXIMATELY $284 MILLION.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 15, 1996, WAS 17,574,000 SHARES.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        HAYES WHEELS INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
  Item 1.    Business. ...............................................................     1
  Item 2.    Properties. .............................................................     8
  Item 3.    Legal Proceedings. ......................................................     8
  Item 4.    Submission of Matters to a Vote of Security Holders. ....................     9

  Supplemental Information
             Executive Officers of the Registrant. ...................................     9
PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder
               Matters. ..............................................................    12
  Item 6.    Selected Financial Data. ................................................    12
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations. ........................................................    13
  Item 8.    Consolidated Financial Statements and Supplementary Data. ...............    16
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure. ...........................................................    16

PART III
  Item 10.   Directors and Executive Officers of the Registrant. .....................    17
  Item 11.   Executive Compensation. .................................................    18
  Item 12.   Security Ownership of Certain Beneficial Owners and Management. .........    23
  Item 13.   Certain Relationships and Related Transactions. .........................    25

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K. ........    28
  Signatures. ........................................................................    30

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS INDICATING THAT THE COMPANY OR ITS MANAGEMENT "BELIEVES," "CONSIDERS," "ANTICIPATES," "PLANS" OR "EXPECTS" A SPECIFIED RESULT OR EVENT TO OCCUR OR A SPECIFIED ACTION TO BE TAKEN, OR ANY OTHER STATEMENTS BY THE COMPANY OR MANAGEMENT RESPECTING THE FUTURE. THE MATTERS REFERRED TO IN SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS, MAY CAUSE SPECIFIED EVENTS NOT TO OCCUR OR MAY PREVENT SPECIFIED ACTIONS FROM BEING TAKEN (OR IF TAKEN, MAY AFFECT THEIR INTENDED OR EXPECTED RESULTS); THESE RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, CHANGES IN ECONOMIC CONDITIONS, CHANGES IN CUSTOMER PLANS AND COMMITMENTS, THE COMPANY'S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL), THE PRICING AND AVAILABILITY OF EQUIPMENT AND MATERIALS, TECHNOLOGICAL DEVELOPMENTS, THE COMPETITIVE NATURE OF THE COMPANY'S BUSINESS, CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY'S FINANCIAL STRUCTURE AND THE COMPANY'S COST OF CAPITAL AND BORROWED MONEY, THE RESTRICTIONS TO BE IMPOSED UPON THE SURVIVING CORPORATION UNDER ITS SENIOR SECURED CREDIT FACILITIES FOLLOWING THE MERGER (AS DEFINED HEREIN), THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. IN ADDITION, THESE FORWARD LOOKING STATEMENTS MAY BE SIGNIFICANTLY AFFECTED IF THE MERGER IS CONSUMMATED. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K AND THE COMPANY DOES NOT PLAN TO PROVIDE SUCH UPDATES.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Hayes Wheels International, Inc. and subsidiaries (collectively, the "Company," unless the context requires otherwise) is a world leader in the manufacture, design and supply of wheels to original equipment manufacturers ("OEMs") of passenger cars and light trucks. On March 28, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with MWC Holdings, Inc. ("Holdings"), pursuant to which Holdings will merge with and into the Company (the "Merger"), with the Company as the surviving corporation (the "Surviving Corporation"). By virtue of the Merger, each outstanding share of the Company's Common Stock ("Common Stock") will be converted into the right to receive $28.80 in cash and one-tenth of one share of the common stock of the Surviving Corporation. Consummation of the Merger is subject to the satisfaction of a number of conditions, including stockholder approvals, regulatory approvals and receipt of requisite financing. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"; "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Changes in Control"; and Note 17 of the Notes to Consolidated Financial Statements in the financial statements filed herewith. Except to the extent specified, the information in this Annual Report on Form 10-K does not give effect to the Merger.

     The Company considers its operations to constitute a single segment operating in two geographic areas (North America and Europe). Certain information concerning the Company's operating data and identifiable assets by geographic area for the three years ended January 31, 1996, 1995 and 1994 ("Fiscal 1995," "Fiscal 1994" and "Fiscal 1993", respectively) is contained in
Note 15 of the Notes to the Consolidated Financial Statements in the financial statements filed herewith. The Company believes that it is the largest independent supplier of fabricated steel and fabricated aluminum wheels in North America, the largest supplier of cast aluminum wheels in Europe and the second largest supplier of cast aluminum wheels in North America. The Company operates in Europe through a wholly owned subsidiary in Italy and a 45% owned joint venture in the Czech Republic.

     The Company competes directly with other independent wheel manufacturers and also with OEM captive wheel manufacturers. The Company estimates that, during Fiscal 1995, it supplied approximately 23% of cast aluminum wheels purchased by OEMs in North America and approximately 15% of cast aluminum wheels purchased by OEMs in Europe. Of its North American production of cast aluminum wheels during Fiscal 1995, the Company sold approximately 9% to Japanese manufacturers operating in North America ("Japanese Transplants") and exported approximately 6% to OEMs in Japan. During Fiscal 1995, the Company estimates that it produced approximately 39% of all fabricated steel wheels purchased by OEMs in North America, excluding wheels purchased by OEMs from their captive wheel manufacturers, and approximately 28% of such wheels, when purchases from captive suppliers are included.

     In Fiscal 1995, approximately 60% of the Company's consolidated net sales were attributable to cast aluminum wheels (approximately 77% of which sales were made in North America, and approximately 23% of which were made in Europe) and approximately 40% were attributable to fabricated steel and fabricated aluminum wheels (all of which wheels were made in the United States). The Company's cast aluminum wheels made in the United States are sold to General Motors, Ford, Chrysler, Japanese Transplants and are also exported to automobile manufacturers in Japan. The Company's Japanese customers include Nissan, Isuzu and Mazda. The Company manufactures cast aluminum wheels in Italy and Spain for sale to various automobile manufacturers in Europe, including BMW, Fiat, Ford of Europe, Renault and Porsche. The Company's fabricated wheels are currently produced in the United States for North American manufacturers (principally General Motors, Ford and Chrysler). The Company derived approximately 80% of its revenues from sales made to General Motors, Ford and Chrysler in Fiscal 1995. The loss of all or a substantial portion of these sales could have a material adverse effect on the Company's business.

     Substantially all of the Company's wheels are produced for sale to OEMs that manufacture passenger cars and light trucks. A portion of the remainder of its wheels are produced for sale in the aftermarket as replacement parts that are sold to the service systems of OEMs and their dealers and to other customers. The Company also supplies cast aluminum motorcycle wheels to BMW in Europe.

     Raw materials and component parts used in the Company's manufacturing operations are those commonly used in such operations, of which adequate supplies are available. The Company is generally not dependent on long-term supply contracts and has available to it alternate sources for raw materials and component parts.

     The Company is dedicated to the continued development of new and improved wheels and related products either through its own engineering efforts or joint ventures with other parties, including styled steel wheels, light-weight fabricated aluminum wheels, Full Face Modular ("FFM(R)") wheels and clad-covered wheels. The Company's North American wheel engineering, design, and advanced research and development groups are located in Romulus, Michigan. All research, development and engineering relating to the Company's European aluminum wheel operations is conducted at its Dello, Italy, facility.

     Supported by computer-aided design and manufacturing, as well as finite-element analysis tools, the Company is investigating specific wheel designs for lighter-weight wheels that help reduce overall vehicle weight and provide more attractive styling variations. To ensure that new, lighter-weight products are sufficiently durable to meet vehicle requirements, the Company performs fatigue tests that put prototype wheels through the equivalent of thousands of miles of road use before they reach the manufacturing stage. To ensure longevity of wheels, salt-spray and other environmental tests are conducted on coated wheels.

     During Fiscal 1995, Fiscal 1994 and Fiscal 1993, the Company spent approximately $2.3 million, $2.2 million and $1.8 million, respectively, on research and development.

     The Company owns numerous patents and trademarks and has patent licenses from others relating to its products and manufacturing methods. The Company also grants patent and trademark licenses to others throughout the world and receives royalties under most of these licenses. While the Company does not consider any particular patent or group of patents to be essential to its business as a whole, it considers its patents to be of some significance to the conduct of its business in certain product areas. In addition, the Company relies on proprietary data and processes, including trade secrets and know-how, and depends, to some extent, on such information remaining confidential.

     The Company's business originated with Hayes Wheel, founded in 1908 by Clarence Hayes, and K.H. Wheel Company, founded in 1909 by John Kelsey and John Herbert, which produced wooden-spoked wheels for automobiles such as Henry Ford's Model T. These companies merged in 1927 to form Kelsey-Hayes Wheel Corporation, which was reorganized in 1933 into Kelsey-Hayes Wheel Company, to which the Company succeeded by virtue of a merger in 1986. Varity Corporation ("Varity") acquired the Company in 1989 through the acquisition of K-H Corporation ("K-H"), which was then the sole stockholder of the Company. In December 1992, the Company consummated an initial public offering of its Common Stock (the "IPO"). Varity continues to own, indirectly through K-H, 46.3% of the outstanding Common Stock of the Company. As a result, Varity is able to exert substantial influence in connection with the election of the Board of Directors of the Company and any matters submitted to the holders of Common Stock of the Company for determination by vote. In connection with the Merger Agreement, Varity has entered into a Stock Option Agreement with Holdings (the "Stock Option Agreement") pursuant to which Varity has caused K-H to grant to Holdings an option, exercisable upon the occurrence of certain events, to purchase all shares of the Company's Common Stock owned by Varity through K-H at a price of $32.00 per share or such higher price as is paid in the Merger to the Company's stockholders. Moreover, pursuant to the Stock Option Agreement, K-H has granted to certain directors of Holdings a proxy to vote such shares of Common Stock for approval and adoption of the Merger Agreement and against any proposal or transaction which could prevent or delay the consummation of the transactions contemplated by the Merger Agreement.

     Prior to the IPO, the non-wheel businesses and assets of the Company, particularly its automotive brake systems business and assets, were transferred to, and certain liabilities related thereto were assumed by, a wholly owned subsidiary of the Company, Kelsey-Hayes Company ("Kelsey-Hayes"), the capital stock of which was then transferred by the Company to K-H as an extraordinary dividend (the "Reorganization"). Kelsey-Hayes has agreed to indemnify the Company for certain liabilities related to the transferred businesses and assets. The Company has agreed to indemnify Kelsey-Hayes for certain liabilities related to the businesses and assets retained by the Company. See "Item 13. Certain Relationships and Related Transactions", below.

INDUSTRY

     Wheels for passenger cars and light trucks are generally made of steel or aluminum. Steel and aluminum offer OEMs a range of options. Steel wheels, which are heavier than aluminum wheels, are generally low-cost, high-volume production items that consist of two separate pieces (a rim and a center) welded together. The Company also manufactures more expensive styled full-faced steel wheels, with clear, colored or chrome finish. "Full-faced" refers to a design approach in which the styling effect is obtained by forming the entire face of the wheel into a one-piece styled design that is then welded onto a partial rim assembly to form a complete wheel. Aluminum wheels are generally lighter in weight, more readily styled and more expensive than steel wheels and are manufactured by the Company as single-piece cast aluminum wheels, fabricated aluminum or FFM(R) wheels, which are made from two separate pieces (a fabricated rim and a cast center) welded together. The Company's fabricated aluminum wheels are similar in design to fabricated steel wheels. Though not as highly styled as cast aluminum wheels, they are lighter in weight than fabricated steel wheels.

     OEMs typically specify the features of a wheel, whether steel or aluminum, which will be used for a particular model, either as standard equipment or as an option. Among the features specified by OEMs are weight, style, color and finish. The OEM will ordinarily designate one supplier of a particular wheel for a vehicle model, although a particular vehicle model may utilize a number of different wheels produced by one or more suppliers. The process of being designated as a supplier of a particular wheel often occurs several years before initial vehicle production. A potential supplier must first develop a wheel design based on styling and engineering specifications provided by the OEM. After a comprehensive engineering and feasibility review, the OEM will then designate a specific supplier for a particular wheel that meets the OEM's cost, quality and engineering specifications for particular vehicle models. Once regular production begins on a particular wheel model, the life-of-the-wheel design is dependent upon the life cycle of the vehicle model. As a result of the lengthy development process, combined with the typical OEM practice of maintaining a particular supplier for the life of a wheel model, increases or decreases in sales to a particular OEM and corresponding changes in market share normally occur over an extended period of time.

     The Company continues to offer its customers a wide range of products including a low-cost base steel wheel, a styled chromed steel wheel, a highly styled cast aluminum wheel, a low-weight fabricated aluminum wheel and finally, an FFM(R), two-piece aluminum wheel which provides both high styling and lighter weight. The Company believes that its depth of product offering and manufacturing capability enhance its ability to support a full vehicle platform with any wheel desired by a customer.

     In an effort to increase the quality of the vehicles they produce, OEMs continue to increase the quality demands on their component suppliers. Each OEM has a structured program and rating system for quality and grants awards to suppliers for achieving the standards imposed by these systems. Examples include Ford's Q-l, General Motors' Targets for Excellence and Chrysler's QE and Pentastar. Once a supplier receives a quality award, the supplier retains the award level, subject to continuing favorable review by the OEM. The Company endeavors to meet and exceed the quality demands of the OEMs. All of the Company's manufacturing facilities have received quality awards.

     Recently, the domestic automotive industry has adopted new standards for quality ratings. These are collectively referred to as "QS 9000". Each of the "Big Three" OEMs have required compliance with these standards by December 31, 1997. The Company's Gainesville, Georgia location is the first wheel plant in the United States to qualify for this rating. All of the Company's other plants are endeavoring to obtain this rating.

     While the Company's business is not seasonal in the traditional sense, July and December are usually lower volume months because OEMs typically perform model changeovers during July and assembly plants are closed for the period beginning shortly before Christmas and ending after New Years Day.

CAST ALUMINUM WHEELS

     The Company's cast aluminum wheels are produced in the United States and Europe and are sold in North America, Europe and Japan.

  NORTH AMERICA

     At four manufacturing facilities in the United States, the Company designs, manufactures and distributes a full line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the automotive industry. In Fiscal 1995, the Company believes that it supplied approximately 23% of the cast aluminum wheels purchased in North America. With the exception of a limited number of cast aluminum wheels manufactured by Ford in New Zealand and aluminum wheels manufactured by Toyota and Volkswagen, there is no significant OEM captive manufacturing of cast aluminum wheels. The Company believes that approximately 43% of passenger cars and light trucks manufactured in North America in 1995 used cast aluminum wheels, up from approximately 41% in 1994.

     Customers. In Fiscal 1995, approximately 85% of the Company's total cast aluminum wheel production was sold to General Motors, Ford and Chrysler for use on vehicles produced in North America. The Company exported approximately 6% of its cast aluminum wheels to Nissan, Isuzu and Mazda in Japan and sold approximately 9% to Japanese Transplants in the United States. The Company owns 60% and Nippon Light Metal Co., Ltd. owns 40% of Nippon Western Pacific, a Japanese corporation that provides sales and service support for the Company in the Japanese wheel market.

     Supplier relationships with the OEMs are critical. The Company believes that it has excellent relationships with its customers and is continually working to strengthen these relationships.

     Manufacturing. In manufacturing cast aluminum wheels, the Company uses both gravity casting and low pressure casting. The Company has emphasized cost control and product quality in its manufacturing processes and facilities.

     The Company manufactures one-piece and two-piece wheels. One-piece wheels comprise the bulk of the Company's current sales. The Company introduced its innovative Street Smart Modular(R) two-piece wheel in 1987, and more recently, the FFM(R) two-piece wheel. These two-piece designs offer OEMs even greater weight savings without sacrificing styling.

     To enhance wheel design and reduce development lead-time, the Company utilizes computer-aided design, has direct computer links to customers and provides OEMs with engineering and manufacturing support. The Company utilizes a computer-aided manufacturing system that gathers key data to control cast aluminum wheel manufacturing to continually improve product quality and cost.

     The Company also utilizes other manufacturing techniques to reduce manufacturing process time and improve product quality. An example is Lok-Alloy(R), the Company's patented infrared heat treating process that changes the manufacturing of cast aluminum wheels from a traditional batch process to a modern synchronous process. Lok-Alloy(R) reduces work-in-process inventory and material handling, minimizes labor costs and improves quality. Lok-Alloy(R) also reduces the total time to produce a wheel from three to five days to three to five hours. The Company has implemented this process at its Gainesville, Georgia facility.

     Competition. The Company believes that its capabilities as a cost-effective supplier of cast aluminum wheels meeting OEM requirements enable it to compete effectively with other aluminum wheel manufacturers. The Company's primary competitor for sales of cast aluminum wheels in North America is Superior Industries International, Inc., which the Company estimates sold approximately 38% of all cast aluminum wheels sold in North America in Fiscal 1995, as compared with the Company's sales of approximately 23%. Other aluminum wheel manufacturers, including Wheeltek, Inc., a subsidiary of Amcast Industrial Corp., American Racing Equipment, Inc., Reynolds Metals Co., Aluminum Wheels Technology, Inc. and several foreign suppliers operating in the United States, account for most of the remaining sales.

  EUROPE

     At its three manufacturing facilities in Europe, the Company designs, manufactures and distributes a full line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the European automotive industry.

     Customers. The Company estimates that it sold approximately 15% of all cast aluminum wheels sold in Europe in Fiscal 1995. Approximately 84% of its European cast aluminum wheels were sold to BMW, Fiat, Ford of Europe, Renault and Porsche in that year.

     Manufacturing. All of the engineering, research and development for the Company's European cast aluminum wheel operations is performed at its Dello, Italy facility.

     The Company has implemented standardization of processes, tooling and dies at its three existing European plants to provide flexibility by enabling the interchange of production among the plants at reduced overhead costs. The Company is also implementing other programs in Europe to reduce product cost and improve quality.

     The Company maintains substantial capability in Europe to style and design cast aluminum wheels for particular OEMs. The Company offers its OEM customers various Company-generated styles each year. The Company has also established direct computer links with several customer locations in Europe to streamline the design and approval process and reduce product development lead-time. The Company believes that its interaction with its European customers through computer-aided design offers it a competitive advantage. In addition, the Company is actively introducing its new weight and cost saving technologies to the European car makers. Pressure for better fuel consumption and lower vehicle weight are driving European car producers to seek lighter-weight products such as fabricated aluminum wheels and FFM(R) wheels.

     In 1988, the Company acquired its Campiglione, Italy aluminum wheel operation from Fiat and entered into a five-year contract with Fiat to supply at least 50% of Fiat's aluminum wheel requirements. The Company has not negotiated an extension of this agreement or a new agreement with Fiat but management believes that the Company will retain this business because it continues to deliver wheels at competitive cost and of higher quality than its competitors. The Company leases the plant at which these operations are conducted (excluding equipment) from Fiat on a year-to-year basis.

     Competition. The Company's primary competitors for European sales of cast aluminum wheels for passenger cars are Ronal AG, Speedline S.p.A., Lemmerz GmbH, Alloy Wheel International Ltd. and Kronprinz (Mannesmann AG). The Company believes that these competitors accounted for sales ranging from 6% to 13% each. Management estimates that the Company sold 15% of all cast aluminum wheels sold in Europe in Fiscal 1995.

     Sales of cast aluminum wheels in Europe remains more fragmented than in North America, with numerous producers possessing varying levels of financial resources and market positions. The current installation rate of cast aluminum wheels in Europe is significantly lower than in North America. As a result of anticipated consolidations of small local manufacturers across the European community and the expected increasing demand for cast aluminum wheels among consumers and OEMs in Europe, the Company believes that, over the next several years, the number of cast aluminum wheel manufacturers in Europe is likely to decline. As a result of its position in Europe and its advanced engineering and technology, the Company believes that it is well positioned to meet these changes in the European market.

FABRICATED WHEELS

  NORTH AMERICA

     At its manufacturing facilities in Sedalia, Missouri, and Romulus, Michigan, the Company designs, manufactures and distributes a full line of fabricated steel and fabricated aluminum wheels for sale to OEMs in the passenger car and light truck segments of the automotive industry. Having commenced production in the early 1900's, the Company has manufactured more steel wheels in North America than any other manufacturer.

     Revenues and unit sales in the Fabricated Wheel Group in North America increased in 1995 from prior year levels primarily due to its introduction of new products and increased sales. The Company's new products, and particularly its fabricated aluminum wheels, have been well received by its customers. Management believes that new contracts obtained in 1994 and 1995 relating to these new products have positioned this group for significant future growth.

     The Company believes that its sales of steel wheels in North America will remain significant as long as OEMs continue to specify less costly steel wheels for more moderately priced passenger cars and light trucks and for most spare wheels. The rate of installation of steel or aluminum wheels for any model year may be affected by OEM promotional programs. The Company continues to explore other avenues of growth for steel wheels, including increasing its competition with OEM captive wheel manufacturers for business with the OEMs.

     Customers. The Company estimates that its share of total North American sales of steel wheels to OEMs for Fiscal 1995 was approximately 28% (including wheels sold by OEM captive wheel manufacturers). Approximately 95% of the Company's steel wheels sold in North America were sold to General Motors, Ford and Chrysler in Fiscal 1995.

     Manufacturing. The Company's fabricated steel and aluminum wheels are manufactured by a continuous in-line process, thus enhancing quality standardization and reducing work-in-process inventory. Although tooling for steel wheels is relatively expensive, a particular style is likely to be run for a customer in high volume over a long period, lowering the unit production cost. The basic steel wheel is black and consists of a center piece welded to a rim.

     At its world-class Sedalia facility, the Company produces large quantities of steel wheels on a cost-efficient basis. At its Romulus facility, the Company produces lower-volume, more specialized steel wheels with shorter manufacturing runs. The Company also manufactures light-weight fabricated aluminum wheels and has obtained significant contracts for Model Years 1996, 1997 and 1998 for this product line.

     Competition. The Company's primary noncaptive competitors in the North American steel wheel market for passenger cars and light trucks are Fumigalli (a Brazilian subsidiary of Rockwell International), Topy, Accuride and Motor Wheel Corporation. The Company estimates that OEM captive wheel manufacturers together accounted for 30% of the market in 1995. The Company believes that it is well-positioned to maintain its sales level at General Motors, Ford and Chrysler against noncaptive competition.

     The Company remains vulnerable to increased sourcing of steel wheels by General Motors and Ford from their respective captive wheel manufacturers, which may win contracts based on factors other than quality, price and efficiency. General Motor's captive manufacturer supplied approximately 45% of its steel wheel needs in 1995 and 1994. In both 1995 and 1994, Ford's captive manufacturer supplied approximately 65% of its steel wheel needs. The Company believes, however, that, with OEMs becoming increasingly sensitive to the cost of their products, and with new products such as styled steel and fabricated aluminum wheels, it will be able to compete with OEM captive wheel manufacturers on a basis more like that on which it competes with other outside suppliers. Neither General Motors nor Ford has production capability for styled steel wheels or fabricated aluminum wheels. The Company continues to work with both General Motors and Ford on proposals to outsource their current in-house production of steel wheels.

  EUROPE

     In October 1993, the Company and Nova Hut a.s. ("Nova Hut"), established a joint venture company, named Hayes Wheels Autokola NH, a.s. ("Autokola") to manufacture fabricated steel and fabricated aluminum wheels in the Czech Republic. The Company initially acquired a 45% interest in the joint venture company, with the right (but not the obligation) to increase its interest to 60% at any time. The Company and Nova Hut have granted Autokola the exclusive right to sell its products in the Czech Republic, the Slovak Republic, Poland, Romania, Croatia, Serbia and the other republics of the territory formerly comprising Yugoslavia, Albania, Bulgaria, Russia and the other republics of the territory formerly comprising the Soviet Union, and Hungary. The Company has signed a marketing assistance agreement for sales outside the exclusive territories and a technical assistance agreement with Autokola, under which it has licensed its wheel patents and other technical information to Autokola and has agreed to furnish Autokola with technical assistance. The Company will receive fees and commissions under the former agreement and license fees and royalties under the latter.

     At the inception of the joint venture, Autokola had capacity to produce 1.5 million base steel wheels annually. Subsequently, its capacity has been increased to 4.5 million fabricated steel and fabricated aluminum wheels. Autokola has received purchase orders from European OEMs which has resulted in the introduction of the Company's fabricated steel and fabricated aluminum wheels into that market, commencing in the 1996 model year.

     Customers. Autokola's principal customer is now Skoda, the national automobile manufacturer of the Czech Republic, for which it is the sole supplier of wheels. Sales related to the increased capacity relate primarily to Opel and BMW. As Autokola's increased capacity is utilized, it is expected that the percentage of sales to Skoda will be reduced.

     Manufacturing. Subsequent to the joint venture, Autokola completed a new paint facility and installed a new fabricated aluminum wheel rim and assembly line and a steel wheel rim and assembly line. This equipment is state-of-the-art and was required to meet the volume and quality demands of Skoda and Autokola's new Western European customers.

     Competition. Prior to the joint venture, during which period the Czech Republic had been a centrally controlled state economy, Autokola had no competition as sole supplier to Skoda for steel wheels. In the future, Autokola's competition may come from Western European companies as well as former Eastern Bloc companies.

INVESTMENTS

     The Company has additional interests, to the extent described below, in the following wheel manufacturing entities throughout the world:

          (i) a 49% interest in Hayes Wheels de Venezuela, C.A., a steel wheel manufacturer in Venezuela;

          (ii) a 40% interest in Hayes Wheels de Mexico, S.A. de C.V. (formerly named Kelsey-Hayes de Mexico, S.A. de C.V.), an aluminum and steel wheel manufacturer in Mexico;

          (iii) a 30% interest in Cromodora S.p.A., an Italian cast aluminum wheel producer supplying the independent after-market; and

          (iv) a 7% interest in Central Manufacturing Company, a joint venture in Kentucky, which manufactures steel wheels for Japanese Transplants, the other partners of which include Central Motor Wheel of Japan, a leading Japanese wheel manufacturer, and Toyota of America.

     In addition, the Company has a technical assistance agreement with ATP, a wheel manufacturer in Thailand.

ENVIRONMENTAL COMPLIANCE

     The Company, like most other manufacturing companies, is subject to and is required from time to time to take action at its facilities to comply with federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. In this regard, the Company maintains an ongoing compliance program to anticipate, and if necessary correct, environmental problems. The Company spent approximately $0.6 million for environmental compliance and cleanup projects in Fiscal 1995. The Company believes that its 1996 and 1997 expenditures for environmental compliance, including potential expenditures for compliance with the permitting and other requirements of the federal Clean Air Act, will not exceed a total of $3 million. In addition, under the Company's cleanup program, commenced in 1990 and scheduled to be completed in the fiscal year ending January 31, 1999, the Company anticipates spending approximately $1.5 million in each of the fiscal years ending January 31, 1997, 1998 and 1999. The Company believes it is in material compliance with applicable federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. See "Item 3. Legal Proceedings."

EMPLOYEES

     Approximately 20% of the Company's employees in the United States at January 31, 1996 were represented by the United Auto Workers ("UAW"). Collective bargaining agreements with the UAW affecting these employees expire in 1997 and 1998. As is common in many European jurisdictions, substantially all of the Company's employees in Europe are covered by country-wide collective bargaining agreements. In Europe, additional bargaining agreements are often made on a local basis. These agreements expire at various times through 1997. There are no Company-wide or industry-wide bargaining units in the United States. The Company considers its employee relations to be satisfactory. See "Item 2. Properties" for a listing of employees by location.

ITEM 2. PROPERTIES.

     The Company operates six major manufacturing facilities in the United States and has its headquarters in Romulus, Michigan. Total United States manufacturing space exceeds 2.0 million square feet. Outside the United States, the Company operates three manufacturing facilities with approximately 0.5 million square feet in the aggregate. The Company believes that its plants are adequate and suitable for the manufacturing of products for the markets in which it sells. Moreover, the Company believes that it maintains adequate production capacity at its manufacturing facilities to meet current product demand for cast aluminum wheels and steel wheels in North America and aluminum wheels in Europe and that such capacity will be sufficient to meet projected product demand. To meet projected demand for fabricated aluminum wheels in North America, the Company expects to continue upgrading and expanding its current manufacturing facilities.

     The Company leases a part of its headquarters facility to Kelsey-Hayes. See "Item 13. Certain Relationships and Related Transactions", below. The Company's manufacturing and research facilities are as follows:

          LOCATION              EMPLOYEES                     USE                      OWNED OR LEASED
- -----------------------------   ---------      ----------------------------------      ---------------
Romulus, MI                        700         Fabricated, Headquarters and R & D         Owned
Howell, MI                         290         Cast Aluminum                              Owned
Gainesville, GA                    250         Cast Aluminum                              Owned
Huntington, IN                     450         Cast Aluminum                              Owned
Sedalia, MO                        480         Fabricated                                 Owned
La Mirada, CA                      590         Cast Aluminum                             Leased
Barcelona, Spain                    70         Cast Aluminum                              Owned
Dello, Italy                       290         Cast Aluminum and R & D                    Owned
Campiglione Fenile, Italy           90         Cast Aluminum                             Leased

ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of its business, the Company is a party to litigation involving its operations and products, which may include allegations as to safety and design. Management believes that the outcome of this litigation will not have a material adverse effect on the consolidated operations or financial condition of the Company.

     In September and October 1995, the Company, Varity and the directors of the Company were named as defendants in five lawsuits brought in the Court of Chancery, County of New Castle, State of Delaware. These lawsuits were consolidated under the caption In re Hayes Wheels International, Inc. Shareholders Litigation,Cons. C.A. No. 14565 (the "Action"). The Action was brought as a purported class action on behalf of an alleged class consisting of the non-Varity public stockholders of the Company, and alleged that Varity and the defendant directors had breached their fiduciary duties to the public stockholders in connection with the making of the Varity proposal and the response of the Company to such proposal. The complaints in the Action further alleged that the price proposed by Varity was grossly unfair and inadequate, and sought, as relief, among other things, an injunction against consummation of the proposed acquisition by Varity and damages in an unspecified amount. The Action was voluntarily dismissed, without prejudice, by the plaintiffs, pursuant to a stipulation executed in early April 1996.

     The Company has received notice of potential environmental liability arising out of both its wheel and non-wheel businesses (including certain divested businesses) at fourteen Superfund sites (the "Sites") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"). Also, the Company has received notice of potential environmental liability at one state-listed site. The Company has entered into settlements with various government agencies and the other parties identified by the applicable agency as "potentially responsible parties" to resolve its liability with respect to three of the Sites, all of which are associated with the wheel business. While the Company remains potentially liable under CERCLA to the federal and certain state governments with respect to the Sites, it believes that its maximum financial exposure will be less than $2.6 million. In addition, pursuant to the Reorganization, Kelsey-Hayes assumed and agreed to indemnify the Company with respect to any liabilities arising out of or associated with twelve of the Sites, thereby reducing the Company's potential exposure.

     In March 1995 the Company received from the U.S. EPA a request for information under CERCLA regarding the Shiawassee River Site, located in Howell, Michigan. The Company is in the process of responding to that information request. The Company understands that the hazardous substances of concern are PCBs, which reportedly were used at the Company's manufacturing facility in Howell, Michigan prior to its acquisition of that facility in 1981. The State of Michigan is performing a remedial investigation/feasibility study. The Company understands that, with respect to the remedy that the State reportedly expects will be selected, the State's preliminary estimate is that the costs of implementing such remedy will range from $10 to $15 million. The Company further understands that the State expects that implementation of the remedy will not commence for several years and that, once commenced, it will require three to five years to implement fully. The Company believes that, pursuant to a 1981 consent judgment between the Company's subsidiary that owns the Howell facility and the State of Michigan, the State has retained some or all of the responsibility for cleanup of this site. Moreover, at the time the Company acquired the corporation that owns the Howell manufacturing facility, the Company received an indemnity against liability arising from the prior use of PCBs at that facility from Multifastener Corp., one of the stockholders in that corporation. Multifastener Corp. has to date honored its indemnity obligations. However, Multifastener is a small corporation and no assurance can be given that it will continue to honor its obligations. If the State takes the position that it has not retained liability for the cleanup at this site, and if Multifastener Corp. should fail to honor all or part of its indemnity obligations with respect to cleanup at this site, then in the event that the Company were required to participate in cleanup efforts mandated by the U.S. EPA or the State, the Company's expenses with respect to cleanup of this site potentially could have a material adverse effect on the consolidated operations or financial condition of the Company.

     K-H, and in certain cases the Company, may remain liable with respect to environmental cleanup costs in connection with certain divested businesses relating to aerospace, heavy duty truck components and farm implements, under Federal and state laws and under agreements with purchasers of these divested businesses. The Company believes, however, that such costs in the aggregate will not have a material adverse effect on the consolidated operations or financial condition of the Company and, in any event, Kelsey-Hayes has assumed and agreed to indemnify the Company with respect to any liabilities arising out of or associated with these businesses. See "Item 13. Certain Relationships and Related Transactions", below.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

SUPPLEMENTAL INFORMATION

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets out the names and ages of each of the executive officers of the Company, their present positions, the date on which they were appointed to such positions and their business experience during the past five years. All positions shown are with the Company or its subsidiaries unless otherwise indicated. All executive officers are elected by the Board of Directors of the Company and serve at its pleasure. There are no family relationships among any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer.

                                                     DATE OF
          NAME                 TITLE        AGE    APPOINTMENT                 EXPERIENCE
- ------------------------  ----------------  ---    -----------    ------------------------------------
John E. Utley...........  Chairman of the   55     October        Senior Vice President of Varity
                            Board of               1992           since March 1994, Chairman of the
                            Directors;                            Board of Directors and Chief
                            Director                              Executive Officer of K-H, Chairman
                                                                  of the Board of Directors of the
                                                                  Company as it existed prior to the
                                                                  Reorganization. Vice Chairman of the
                                                                  Board of Directors of K-H and Vice
                                                                  President -- Strategic Planning for
                                                                  the Company as it existed prior to
                                                                  the Reorganization, December 1989 to
                                                                  August 1992. Director of Walbro
                                                                  Corp. since 1993.
Ranko "Ron" Cucuz.......  President and     52     October        Group President of the wheels
                            Chief                  1992           division of the Company as it
                            Executive                             existed prior to the Reorganization,
                            Officer;                              August 1992 to October 1992.
                            Director                              President, Steel Wheel Business Unit
                                                                  (renamed Fabricated Wheels), June
                                                                  1991 to October 1992. President and
                                                                  Chief Executive Officer of the
                                                                  Automotive Mechanical Cable Controls
                                                                  Group of Acco Babcock Industries,
                                                                  September 1987 to June 1991.
Giancarlo Dallera.......  Vice President    50     October        Managing Director, Hayes Wheels,
                            -- President,          1992           S.p.A., since April 1990. Director
                            European                              and General Manager of Hayes Wheels,
                            Aluminum                              S.p.A. since 1985 and 1981,
                            Wheels                                respectively. Managing Director of
                                                                  Hayes Wheels de Espana, S.A. since
                                                                  October 1992. President of
                                                                  Cromodora, S.p.A.
Ronald L. Kolakowski....  Vice President    49     November       From June 1993 to October 1995,
                            -- President,          1995           Plant Manager, Sedalia Plant. Vice
                            North American                        President, U.S. Operations for Acco
                            Aluminum                              Controls Group -- Babcock
                            Wheels                                Industries, January 1990 - May 1993.
William S. Linski.......  Vice President    49     November       Chairman, Supervisory Board of Auto-
                            -- President,          1993           kola since October 1993. Vice
                            Fabricated                            President, Operations -- Fabricated
                            Wheels                                Wheels from October 1992 to October
                                                                  1993; Plant Manager, Sedalia Plant
                                                                  August 1988 - October 1992.
William D. Shovers......  Vice President    42     February       Director of Autokola since October
                            -- Chief               1993           1993. Director of Hayes Wheels,
                            Financial                             S.p.A. since February 1993. Vice
                            Officer and                           President -- Finance, Monroe Auto
                            Principal                             Equipment Company, a subsidiary of
                            Accounting                            Tenneco, Inc., November 1989 to
                            Officer                               January 1993.

                                                     DATE OF
          NAME                 TITLE        AGE    APPOINTMENT                 EXPERIENCE
- ------------------------  ----------------  ---    -----------    ------------------------------------
Daniel M. Sandberg......  Vice President    36     March 1994     Director of Hayes Wheels, S.p.A.
                            -- Secretary                          since September 1994. Executive Vice
                            and General                           President and General Counsel,
                            Counsel                               Kelter-Thorner, Inc., October 1990 -
                                                                  March 1994. General Counsel and
                                                                  Secretary, Meadowdale Foods, Inc.,
                                                                  September 1988 to September 1990.
Larry Karenko...........  Vice President    46     October        Federal Mogul Corporation: Group
                            -- Human               1994           Human Resources Manager, Chassis
                            Resources                             Products Operation, August 1993 to
                                                                  October 1994, Group Human Resources
                                                                  Manager, Powertrain Products
                                                                  Operation, August 1992 to August
                                                                  1993, Division Human Resources
                                                                  Manager, Precision Forged Products
                                                                  Division, June 1986 to August 1992.
John A. Salvette........  Treasurer         40     February       Director, Investor Relations and
                                                   1995           Business Planning, May 1993 -
                                                                  January 1995; Group Controller,
                                                                  North American Aluminum Wheel
                                                                  Business, May 1990 - April 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company had 17,574,000 shares of Common Stock outstanding and 130 record holders as of April 15, 1996. Of these shares, 9,430,000 are freely tradable without restriction and 8,144,000 are "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). All of the restricted shares are held indirectly by Varity through K-H, and are eligible for sale in the public market, subject to compliance with the limitations of Rule 144 or pursuant to a registration statement that complies with the requirements of the Securities Act. All of the shares indirectly held by Varity are subject to an option, granted pursuant to the Stock Option Agreement, under which Holdings may, upon the occurrence of certain events, purchase these shares. See "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Changes in Control", below.

     The Company's Common Stock is traded over the New York Stock Exchange under the symbol "HAY". Set forth below are the high and low sales prices for the Company's Common Stock as reported in The Wall Street Journal and dividends paid per share for each fiscal quarter in Fiscal 1995 and Fiscal 1994:

                                                                                   DIVIDENDS
                                                              HIGH        LOW      PER SHARE
                                                             -------    -------    ---------
        Fiscal 1995
          Quarter ended January 31, 1996..................   $26.750    $22.625      $.015
          Quarter ended October 31, 1995..................    27.250     20.250       .015
          Quarter ended July 31, 1995.....................    24.500     16.750       .015
          Quarter ended April 30, 1995....................    20.250     14.250       .015
        Fiscal 1994
          Quarter ended January 31, 1995..................   $23.625    $15.625      $.015
          Quarter ended October 31, 1994..................    27.250     21.000       .015
          Quarter ended July 31, 1994.....................    30.125     24.750       .015
          Quarter ended April 30, 1994....................    35.500     25.250       .015

     Since March 2, 1993, the Company's Board of Directors has declared quarterly dividends of $0.015 per share of Common Stock. If the Merger Agreement is consummated, the declaration of dividends will be discontinued. For further discussion of dividends, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

ITEM 6. SELECTED FINANCIAL DATA.

     The following table (in millions, except share amounts) sets forth selected consolidated financial data with respect to the Company for the five fiscal years ended January 31, 1996. The information set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed herewith.

     All financial data presented, including the following summary consolidated financial data, do not reflect information with respect to the Company's non-wheel businesses and assets, particularly the automotive brake systems business and assets, which were part of the Company during the fiscal year ended January 31, 1992 but which, prior to the IPO, were transferred to (and certain liabilities relating thereto were assumed by) Kelsey-Hayes.

                                          YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                           JANUARY       JANUARY       JANUARY       JANUARY       JANUARY
                                          31, 1992       31, 1993      31, 1994      31, 1995      31, 1996
                                          ----------    ----------    ----------    ----------    ----------
INCOME STATEMENT DATA:
  Net sales............................     $398.9        $408.7        $428.2        $537.6        $611.1
  Depreciation and amortization........       18.2          18.5          20.0          24.0          26.6
  Interest expense.....................       33.7          33.8          13.6          13.4          15.0
  Earnings (loss) before cumulative
     effect of changes in accounting
     principles........................       (6.3)          3.6          24.6          29.9          28.4
  Cumulative effect of change in
     accounting principles.............         --            --         (24.6)           --            --
                                            ------        ------        ------        ------        ------
  Net income (loss)....................     $ (6.3)       $  3.6        $   --        $ 29.9        $ 28.4
                                            ======        ======        ======        ======        ======
BALANCE SHEET DATA:
  Total assets.........................     $475.4        $499.9        $527.6        $589.6        $633.9
  Long-term debt.......................      242.5         101.0         102.7         111.4         128.9
  Stockholders' equity.................       60.0         191.9         184.8         216.4         245.4
COMMON STOCK DATA:
  Earnings (loss) before cumulative
     effect of change in accounting
     principles........................     $(0.77)       $ 0.40        $ 1.40        $ 1.70        $ 1.62
  Cumulative effect of change in
     accounting principles.............         --            --         (1.40)           --            --
                                            ------        ------        ------        ------        ------
  Earnings (loss) per share............     $(0.77)       $ 0.40        $   --        $ 1.70        $ 1.62
                                            ======        ======        ======        ======        ======
  Dividends declared per share.........         --            --        $  .06        $  .06        $  .06
  Average shares outstanding
     (in thousands)....................      8,144         9,101        17,574        17,574        17,574

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On March 28, 1996, the Company entered into the Merger Agreement with Holdings. (See "Item 1. Business -- General".) Holdings is a holding company, substantially all of the assets of which consist of the capital stock of its wholly owned subsidiary, Motor Wheel Corporation, an Ohio corporation ("Motor Wheel"). If the Merger is consummated, Motor Wheel will become a wholly owned subsidiary of the Surviving Corporation.

     Motor Wheel is a leading designer and producer of wheels and brakes for the automotive and commercial highway markets. Motor Wheel supplies automotive steel wheels and brakes primarily to OEMs located in North America, including Ford, General Motors and Chrysler, as well as foreign manufacturers in North America. In addition, Motor Wheel exports styled steel wheels to Toyota in Japan. Motor Wheel supplies wheels, rims and brake components for commercial highway vehicles to a large number of North American truck, trailer and bus manufacturers. Through Aluminum Wheels Technology, Inc., an unconsolidated corporate joint venture that is 50% owned by Motor Wheel, Motor Wheel also participates in the automotive aluminum wheel market.

     If the Merger is consummated, the respective businesses of the Company and Motor Wheel will be combined. The results of operations of the combined entity may not be comparable to the results of operations of the Company prior to the Merger.

     Except to the extent specified herein, the following discussion does not take the Merger into account.

RESULTS OF OPERATIONS

     Sales of the Company's wheels produced in the United States are directly affected by the overall level of passenger car and light truck production of North American OEMs, while sales of its wheels in Europe are directly affected by the overall vehicle production in Europe. The North American and European automotive industries are sensitive to the overall strength of their respective economies.

  Fiscal 1995 Compared to Fiscal 1994

     The Company's net sales for Fiscal 1995 increased by $73.5 million or 13.7% as compared with Fiscal 1994. This increase was due to significant increased unit volume in Europe, higher selling prices resulting from the pass through of increased aluminum and steel costs and a shift in the Company's steel wheel sales mix toward more highly styled full-face wheels.

     The Company's gross profit for Fiscal 1995 increased to $97.7 million or 16% of net sales, compared with $96.2 million or 17.9% of net sales for the same period in Fiscal 1994. The decrease in margin percentage is attributable to: (1) higher selling prices with the profit level remaining unchanged, as a result of the pass through of increased aluminum and steel costs, (2) plant capacity additions resulting in higher support costs that were not fully absorbed due to softer customer demand, (3) customer delays of new product launches and (4) the impact of a strike at the Company's Howell, Michigan facility.

     Marketing, general and administrative expenses increased $1.1 million for Fiscal 1995 as compared to Fiscal 1994. However these costs decreased from 5.3% of net sales for Fiscal 1994 to 4.9% of net sales for the current period.

     During the fourth quarter of Fiscal 1995, the Company recognized non-recurring charges of $3.6 million. These charges include a $1.4 million provision associated with the restructuring of the North American Aluminum Wheels Group and $2.2 million of charges associated with Varity's proposal to purchase the Company's outstanding publicly held shares not owned by Varity for $25.00 per share; this proposal was made public on September 27, 1995, and withdrawn on February 5, 1996.

     Interest expense increased to $15.0 million for Fiscal 1995, an increase of $1.6 million over the same period of Fiscal 1994. This change was due primarily to (1) higher short term borrowing rates in the United States, (2) an increase in borrowing levels to support working capital needs and (3) higher bank fees associated with the Company's United States bank facility, which was increased in March 1995.

  Fiscal 1994 Compared to Fiscal 1993

     The Company's net sales for Fiscal 1994 increased by $109.4 million or 26% as compared with Fiscal 1993. This increase was attributable to increased sales of cast aluminum and fabricated wheels in North America, primarily due to increased light vehicle sales in North America and other new business, primarily wheels for the Ford Windstar, the Chevrolet S-10, the GMC Sonoma and the Chrysler Neon.

     The Company's gross profit for Fiscal 1994 increased by 14.8% to $96.2 million or 17.9% of net sales, compared with $83.8 million or 19.6% of net sales for Fiscal 1993. The decrease in margin percentage is attributable to higher launch costs associated with strong sales volumes and a time lag in the Company's ability to recover increased aluminum and steel costs from certain customers, partially offset by a decrease in postretirement healthcare expense.

     Marketing, general and administrative expenses in Fiscal 1994 were $28.6 million, a $2.3 million increased over 1993. However, these costs decreased from 7.1% of net sales for Fiscal 1993 to 6.3% for Fiscal 1994. The increase in expenses was due primarily to an increase in product liability costs. In November 1993, the Company incurred an increase in its premiums for product liability insurance. The policy period for this insurance starts November 1 of each year and ends on October 31 of the following year; therefore, approximately $3.0 million was included in the income statement for the year ended January 31, 1995. This premium increase was the result of the large cash settlement disclosed in the Company's results for the first quarter of Fiscal 1993.

     Other (income) expense for Fiscal 1994 decreased $1.5 million from Fiscal 1993 due to a gain recognized on the sale of an interest in an affiliate for $1.6 million in Fiscal 1993. Other income consisted primarily of royalty and miscellaneous income and expense.

     The Company's provision for taxes on income increased $2.4 million for Fiscal 1994 compared to Fiscal 1993. This increase was due to higher pre-tax income partially offset by lower tax rates in Europe.

     Results for Fiscal 1993 included the cumulative effect of changes in accounting principles resulting from the adoption of the following new accounting standards: Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 109, "Accounting for Income Taxes" and SFAS 112, "Employers' Accounting for Postemployment Benefits." The adoption of SFAS No. 106 and SFAS No. 112 resulted in net after-tax charges to income of $24.6 million or $1.40 per share. The adoption of SFAS No. 109 had an immaterial effect on the consolidated financial statements. The adoption of the accounting standards for postretirement and postemployment benefits has had no effect on cash flows as the Company has continued to follow its policy of paying such benefits as incurred.

  Capital Resources and Liquidity

     The Company's operations provided $44.9 million in cash during Fiscal 1995, an increase of $22.5 million over the same period of Fiscal 1994. This increased cash flow is attributable primarily to a smaller increase in inventory and receivables than in Fiscal 1994. During Fiscal 1994, the Company built inventory as a safety net against a lack of capacity in order to meet customer requirements. The lack of capacity was alleviated during Fiscal 1995, allowing the company to carry only slightly more inventory despite a 22% increase in sales. The accounts receivable increase was smaller than in Fiscal 1994, which included an unfavorable change in credit terms to a major customer.

     Capital expenditures for Fiscal 1995 amounted to $43.4 million. These capital expenditures included plant capacity additions in the Company's North American cast and fabricated aluminum facilities. The Company anticipates that capital expenditures for the fiscal year to end January 31, 1997, will be in excess of $68.0 million to facilitate future wheel programs.

     The Company is party to a credit agreement providing for a two-year term facility of $80 million, which expires and converts to a four-year term loan March 31, 1997, and a five year unsecured revolving facility of $100 million, including unused capacity for letters of credit totalling $8 million, which expires March 31, 2000, at which time all loans outstanding thereunder are payable in full. As of January 31, 1996, the Company had available borrowing capacity under this agreement of $156.9 million, including unused capacity for letters of credit of $4.9 million. The Company has also established other daily unsecured lines of credit. As of January 31, 1996, $8.6 million was outstanding under these lines. The Company also has outstanding $100,000,000 principal amount of 9 1/4% Senior Notes due 2002. If the Merger is consummated, it is expected that all of the indebtedness described in this paragraph will be refinanced, as described below.

     At January 31, 1996, the Company was in compliance with the various covenants under the agreements pursuant to which it may currently borrow money. Management expects that the Company will remain in material compliance with these covenants as long as such agreements remain in effect.

     Approximately $909.1 million is expected to be required to finance the transactions contemplated by the Merger Agreement (including the cash consideration in the Merger of $28.80 per share of the Company's Common Stock to be paid to the holders thereof and the refinancing of the Company's and Holdings' existing indebtedness) and to provide for the Surviving Corporation's working capital needs following the Merger. The Company and Holdings currently anticipate that such transactions will be funded by (a) the proceeds of the sale by the Company for $200 million to certain investors of 200,000 shares of its Series A Preferred Stock, par value $0.01 per share (which will be converted into 6,250,000 shares of the common stock of the Surviving Corporation in connection with the Merger) and warrants to purchase shares of the common stock of the Surviving Corporation at $48.00 per share, commencing on the fourth anniversary of the effective time of the Merger and ending on the seventh anniversary thereof, (b) approximately $459.1 million of bank borrowings by the Company pursuant to senior secured credit facilities with a group of banks led by Canadian Imperial Bank of Commerce and Merrill Lynch Capital Corporation, which facilities will provide for aggregate commitments of up to $645 million and (c) the proceeds of the public offering by the Company of approximately $250 million of senior subordinated notes. The Company and Holdings are currently arranging such financing and, if such financing is obtained on the terms currently contemplated, the Company and Holdings believe that it will be sufficient to fund the transactions contemplated by the Merger Agreement and to provide for the Surviving Corporation's expected working capital needs. The Company and Holdings expect that such terms will include significant operating and financial restrictions. The increased indebtedness and higher leverage ratio of the Company following the Merger may have the effect of reducing the flexibility of the Company to respond to changing business and economic conditions, as well as limiting capital expenditures. The Company expects that amounts borrowed in connection with such financing will be repaid from cash flow generated by the Company's operations. If the Merger is consummated, the declaration of regular quarterly cash dividends will be discontinued.

     Absent the Merger, during the next five years, the Company believes that its cash requirements for working capital, capital expenditures, dividends, interest and debt repayments will be met through internally generated funds and utilization of available borrowing sources.

     The Company does not believe that sales of its products are materially affected by inflation, although there can be no assurance that such an effect will not occur in the future. In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. In the United States, the Company attempts to adjust the sales prices of its aluminum wheels every quarter, if necessary, to reflect fully any increase or decrease in the price of aluminum. A general decline in aluminum prices in Fiscal 1993 and higher prices in Fiscal 1994 (approximately 70% increase) was passed through to the Company's customers. As a result, the Company's net selling prices for aluminum wheels were adjusted, although gross profit per wheel was not affected. During Fiscal 1995, prices of aluminum declined slightly. From time to time, the Company enters into futures contracts or purchase commitments solely to hedge against possible aluminum price changes that may occur between the dates of aluminum wheel price adjustments. These purchase commitments typically relate on average to 50% of the Company's production needs for the next three to six months. Pricing and purchasing practices in Europe are similar, but opportunities to recover increased material costs from customers are more limited than in the United States.

     The value of the Company's consolidated assets and liabilities located outside the United States (which are translated at period end exchange rates) and income and expenses (which are translated using rates prevailing during the period) have been affected by the translation values, particularly those of the Italian lira and Spanish peseta. Such translation adjustments are reported as a separate component of stockholders' equity. Foreign exchange rate fluctuations have historically not had a significant impact on the Company's reported results of operations.

     The Company's net sales are continually affected by pressure from its major customers to reduce prices. The Company believes that its emphasis on reduction of production costs, increased productivity and improvement of production facilities will enable it to respond to this pressure.

     During 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." Effective for fiscal years beginning after December 15, 1995, Statement No. 123 encourages companies to include the fair value of any stock awards issued as compensation expense within their income statements. Companies that choose to remain with Accounting Principles Board Opinion No. 25 (which uses the intrinsic value method to account for stock awards) must disclose pro forma net income and earnings per share as if the fair value of the award had been included as compensation expense. The Company anticipates remaining with the intrinsic value method.

     On March 31, 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This Statement provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Company intends to adopt this Statement as of the first quarter of the current fiscal year and anticipates that the effect of such adoption will be immaterial.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this Item is submitted in the financial statements filed herewith, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following sets forth certain information with respect to the directors of the Company:

     JOHN E. UTLEY, age 55, has been Chairman of the Board of Directors and a Director of the Company since October 1992. Since March 1994, he has served as Senior Vice President of Varity. From August 1992 to March 1994, he served as Chairman and Chief Executive Officer of K-H, and since March 1994 as its non-executive Chairman. He served as Chairman of the Board of Directors of the Company as it existed prior to the Reorganization, and, from August 1992 to May 1993, served as a Director of the four wholly owned United States subsidiaries of the Company that manufacture cast aluminum wheels (the "Aluminum Wheel Subsidiaries"). He served as Vice Chairman of the Board of Directors of K-H and as Vice President Strategic Planning for the Company as it existed prior to the Reorganization from November 1989 to August 1992. Mr. Utley also serves as Chairman of the Compensation Committee. Mr. Utley has been a director of Walbro Corp., which is a publicly traded company, since 1993.

     RANKO ("RON") CUCUZ, age 52, was elected President and Chief Executive Officer and a Director of the Company in October 1992. He also serves as Chairman of the Management Board of Hayes Wheels Autokola NH, a.s., the Company's Czech joint venture, and as a director of Hayes Wheels, S.p.A. (Italy) and FPS Kelsey-Hayes, S.A. (Spain), the Company's wholly owned subsidiaries, and serves as Chairman of each of the Aluminum Wheel Subsidiaries. From August 1992 to October 1992, Mr. Cucuz served as Group President of the Wheels Division of the Company as it existed prior to the Reorganization. Previously, Mr. Cucuz was President, Steel Wheels (renamed Fabricated Wheels) Business Unit from June 1991 to October 1992. Prior to assuming that position, Mr. Cucuz was employed by ACCO Babcock Industries from 1976 to 1991, serving as President and Chief Executive Officer of its Automotive Mechanical Cable Controls Group from September 1987 to June 1991.

     J. ANTHONY GILROY, age 59, has been a Director of the Company since December 1994. He served as Group Chief Executive, Perkins Group of Varity from February 1989 to November 1994, when he became Chief Operating Officer of Varity. He serves as a member of the Compensation Committee.

     JOHN S. RODEWIG, age 62, has been a Director of the Company since December 1992. He served as President of Eaton Corporation and its Chief Operating Officer -- Vehicle Components from 1992 until his retirement on January 1, 1996. He served as President of the Truck Components Group of Eaton Corporation from 1991 to 1992. Mr. Rodewig also serves as Chairman of the Board of Directors of Eaton Limited (United Kingdom). He also serves as a director of FKI plc and AP Parts International. He is Chairman of the Company's Audit Committee and a member of its Compensation Committee.

     KENNETH L. WAY, age 56, has been a Director of the Company since December 1992. He has served as Chairman and Chief Executive Officer of Lear Corporation, a publicly traded company, since September 1988. He serves on the Audit Committee.

     There are no arrangements or understandings between any director and any other person pursuant to which he was selected a director.

     Certain information respecting the officers of the Company appears at the end of Part I of this Annual Report on Form 10-K under the caption "Supplementary Information -- Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION FOR FISCAL 1995

     The following summary compensation table sets forth certain information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") for Fiscal 1995, Fiscal 1994 and Fiscal 1993.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                       ANNUAL COMPENSATION                COMPENSATION
                                                ----------------------------------    ---------------------

                                                                                        AWARDS      PAYOUTS
                                                                         OTHER        ----------    -------
                                                                         ANNUAL       SECURITIES     LTIP       ALL OTHER
                                      FISCAL     SALARY     BONUS     COMPENSATION    UNDERLYING    PAYOUTS    COMPENSATION
                NAME                   YEAR       ($)        ($)          ($)         OPTIONS(1)      ($)         ($)(2)
- ------------------------------------  ------    --------   --------   ------------    ----------    -------    ------------
Cucuz, Ranko........................   1995      322,000      --         --             42,250       --           3,918
CEO, President                         1994      244,000   109,941
                                       1993      221,667   137,646
Dallera, Giancarlo(3)...............   1995      215,000      --         --             17,800       --           --
Vice President -- President,           1994      182,927    88,960
European Aluminum Wheels               1993      183,377   131,195
Linski, William S...................   1995      165,000      --         --             14,700       --           3,119
Vice President -- Fabricated Wheels    1994      135,000    52,563
                                       1993      109,944    53,758
Sandberg, Daniel M.(4)..............   1995      147,000      --         --              6,100       --           3,084
Vice President -- General Counsel      1994      114,457    26,404
and Secretary
Shovers, William D..................   1995      190,000      --         --             16,900       --           3,129
Vice President -- Finance and          1994      172,000    70,902
Chief Financial Officer                1993      160,438    97,881

- ---------------

(1) Shares of the Company's Common Stock.

(2) Matching contributions accrued under the Company's Retirement Savings Plan.

(3) Mr. Dallera's salary is paid in Italian Lire and his bonus is paid in United States dollars. The U.S. Dollar amount for Mr. Dallera's salary was translated from Italian Lire using the exchange rate of 1 Lira = 0.00064 U.S. Dollar.

(4) Mr. Sandberg became an employee of the Company on March 28, 1994, and received no compensation from the Company in Fiscal 1993.

OPTION GRANTS IN FISCAL 1995

     The following table set forth certain information respecting grants of options during Fiscal 1995:

                                                                                          POTENTIAL REALIZABLE
                                                                                                  VALUE
                                                                                         AT ASSUMED ANNUAL RATES
                            NUMBER OF                                                        OF STOCK PRICE
                            SECURITIES      PERCENT OF       PER SHARE                        APPRECIATION
                            UNDERLYING    OPTIONS GRANTED    EXERCISE                      FOR OPTION TERM(1)
   NAME OF OPTIONEE AND      OPTIONS       TO EMPLOYEES       OR BASE     EXPIRATION    -------------------------
     TYPE OF OPTION(2)      GRANTED(3)    IN FISCAL 1995       PRICE         DATE          5%             10%
- --------------------------- ----------    ---------------    ---------    ----------    ---------     -----------
Cucuz, Ranko
  Premium..................   42,250           31.77          $18.375       5/11/05      $214,490      $1,237,292
  FMV......................       --              --               --            --            --              --
Dallera, Giancarlo
  Premium..................   10,900            8.20           18.375       5/11/05        55,336         319,207
  FMV......................    6,900            5.19           18.375       5/11/05        35,029         202,067
Linski, William S.
  Premium..................    9,000            6.77           18.375       5/11/05        45,690         263,565
  FMV......................    5,700            4.29           18.375       5/11/05        28,937         166,294
Sandberg, Daniel M.
  Premium..................    3,750            2.82           18.375       5/11/05        19,038         109,918
  FMV......................    2,350            1.77           18.375       5/11/05        11,930          68,820
Shovers, William D.
  Premium..................   10,350            7.78           18.375       5/11/05        52,544         303,100
  FMV......................    6,550            4.92           18.375       5/11/05        33,252         191,817

- ---------------
(1) Values are reported net of the option's exercise price, but before taxes associated with exercise. These values are calculated using assumed rates of appreciation prescribed by the Securities and Exchange Commission.

(2) "FMV" denotes options which were granted at an exercise price equal to the closing market price per share of Common Stock on the trading day immediately prior to their grant date and which become cumulatively exercisable in thirds on the first, second and third anniversaries of their grant date or, if earlier, on the date on which the Premium Option granted on the same date becomes exercisable. Although Premium Options have the same exercise price as the FMV Options, they will not become exercisable for 9 years after their grant date or, if earlier, on the business day after the closing price for Common Stock, as reported on the New York Stock Exchange, shall have equalled or exceeded $27.21 for 10 consecutive trading days. All of the above options became exercisable on April 12, 1996, by reason of such trading price having exceeded $27.21 for 10 consecutive trading days. See also Note 3 to the following table.

(3)  All options were granted on May 12, 1995.

                   AGGREGATE OPTION EXERCISES IN FISCAL 1995
                      AND JANUARY 31, 1996 OPTION VALUE(1)

                                                                                                   VALUE OF
                                                                      NUMBER OF SECURITIES        UNEXERCISED
                                                                           UNDERLYING            IN-THE-MONEY
                                                                      UNEXERCISED OPTIONS         OPTIONS AT
                                       SHARES                         AT JANUARY 31, 1996      JANUARY 31, 1996
                                     ACQUIRED ON                          EXERCISABLE/           EXERCISABLE/
               NAME                   EXERCISE      VALUE REALIZED       UNEXERCISABLE        UNEXERCISABLE(2)(3)
- -----------------------------------  -----------    --------------    --------------------    -------------------
Cucuz, Ranko.......................       --              --             70,750/100,650             --/--
Dallera, Giancarlo.................       --              --             24,900/47,350              --/--
Linski, William S..................       --              --             16,750/37,050              --/--
Sandberg, Daniel M.................       --              --              3,750/16,600              --/--
Shovers, William D.................       --              --             25,950/44,550              --/--

- ---------------
(1) No stock appreciation rights have been granted in connection with any stock options.

(2)  No options were in-the-money on January 31, 1996.

(3) If the Merger is consummated, all outstanding options will become immediately exercisable and the holders thereof will have the right to receive either $32 less the exercise price of each such option or the right to receive an option for an equal number of shares of the common stock of the Surviving Corporation.

PENSION PLAN

     The Company maintains a defined benefit pension plan covering all persons who were United States salaried employees of the Company and its subsidiaries on or before December 31, 1994. Pension income at normal retirement age is calculated by averaging the participant's highest consecutive 60 months of compensation out of the final 120 months of compensation and providing 1% of the first $7,800 thereof and 1 1/3% of the remainder for each of the first 30 years of service, and 1/2% and 2/3% of such compensation, respectively, for each of the next 10 years of service. Benefits under the Company's pension plan are limited by restrictions imposed by the Internal Revenue Code of 1986, as amended (the "Code"). Prior to the IPO, the eligible United States salaried employees of the Company participated in a pension plan sponsored by K-H. K-H is transferring the assets and liabilities of its plan relating to participants employed in the Company's wheel business to the Company's pension plan, in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. Effective January 1, 1995, (1) certain provisions of the plan that had frozen final average compensation for purposes of the plan as of December 31, 1991, were rescinded, (2) no new participants may enter the plan and (3) for purposes of calculating benefits payable under the plan, no additional service may be credited under the plan; however, service continues to be credited under the plan for vesting purposes and to determine eligibility for retirement benefits under the plan. In addition, increases in compensation will be recognized under the plan for purposes of determining pensions.

     The following table illustrates the annual pension benefits payable from the Company's defined benefit pension plan to a person in the specified earnings and years of service classifications at normal retirement date.

                               PENSION PLAN TABLE

                                                      YEARS OF SERVICE
                               --------------------------------------------------------------
        COVERED COMPENSATION     10         15         20         25         30         35
        --------------------   -------    -------    -------    -------    -------    -------
        $ 50,000.............  $ 6,407    $ 9,610    $12,813    $16,017    $19,220    $20,822
         100,000.............   13,073     19,610     26,147     32,683     39,220     42,488
         150,000.............   19,740     29,610     39,480     49,350     59,220     64,155
         200,000.............   19,740     29,610     39,480     49,350     59,220     64,155
         250,000.............   19,740     29,610     39,480     49,350     59,220     64,155
         300,000.............   19,740     29,610     39,480     49,350     59,220     64,155
         350,000.............   19,740     29,610     39,480     49,350     59,220     64,155
         400,000.............   19,740     29,610     39,480     49,350     59,220     64,155

Base salary is the only compensation upon which benefits under this plan are determined.

     All of the individuals named in the Summary Compensation Table, except Mr. Dallera, are participants in the pension plan described above, and each had covered compensation and years of service as set forth below:

                                                                     COVERED       YEARS OF
                                  NAME                             COMPENSATION    SERVICE
        --------------------------------------------------------   ------------    --------
        Cucuz, Ranko............................................     $150,000          4
        Linski, William S.......................................      150,000          3
        Sandberg, Daniel M......................................      147,000          2
        Shovers, William D......................................      150,000          3

The covered compensation amounts set forth in the above table differ from the amounts set forth in the Summary Compensation Table because of limitations contained in the Code on compensation permitted to be used for pension plan purposes.

     The Pension Plan Table shows amounts that are payable in the form of a straight-life annuity; such amounts are not subject to offset for Social Security or any other payments.

     Effective January 1, 1995, the Company adopted a defined contribution pension plan for its United States salaried employees, under which, the Company contributes to a retirement account for each eligible employee 5% of his compensation up to the amount of the Social Security wage base ($61,200 in 1995) plus 8% of his compensation over the amount of the Social Security wage base. Compensation, for purposes of this plan, includes salary, bonus and commissions, but is limited to a maximum of $150,000 under provisions of the Code. The retirement account is invested at the direction and risk of the employee, who is entitled, subject to certain vesting requirements, to the contents of his account when his employment terminates at retirement or otherwise. The Company does not assure the employee of the amount of his retirement benefit or the value of this account at any time.

COMPENSATION OF DIRECTORS

     Directors receive an annual retainer of $20,000 plus $1,000 for each Board or committee meeting attended, except that Directors who are Company employees (Mr. Cucuz) or Varity employees (Messrs. Gilroy and Utley) do not receive any annual retainer or attendance fees. Directors are also reimbursed for expenses incurred in attending Board and/or committee meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

     The Company, through its wholly owned subsidiary Hayes Wheels, S.p.A. ("HWI Italy"), entered into an employment agreement with Mr. Dallera, dated February 1, 1993, that provides for his employment as General Manager of HWI Italy at an initial base salary which automatically increases annually following increases in an index commonly used to determine the cost of living increases for senior managers in Italy. For Fiscal 1995, Mr. Dallera's base salary was $215,000 (translated from Italian Lire at the rate of 1 Lira = 0.00064 US Dollar). Under this agreement, Mr. Dallera is entitled to all HWI Italy employee benefits; his annual bonus, however, is based upon the criteria established for the other executive officers of the Company. The agreement expires by its terms on April 30, 1998, or in the event of Mr. Dallera's death.

     The Company entered into separate agreements (the "Company Severance Agreements") with nine executive officers and three other employees of the Company (the "Covered Individuals"), including Messrs. Cucuz, Dallera, Linski, Sandberg and Shovers on or about November 6, 1995, pursuant to which, upon a change of control of the Company (as defined therein), each Covered Individual, including Covered Individuals whose employment with the Company is terminated in anticipation of a change of control, is entitled to an immediate payment of all earned but unpaid compensation, including any unpaid bonuses for previous fiscal years and a pro rata bonus payment (based on Highest Compensation (as defined below) and the greater of normative bonus percentage and estimated projected bonus percentage) for the current fiscal year under any bonus plan for which he is then eligible.

     In addition, the Company Severance Agreements provide that each Covered Individual whose employment with the Company is terminated (i) by the Company upon a change of control or in anticipation of a change of control, (ii) by the Company, other than for cause or as a result of death or disability, within three years following a change of control or (iii) voluntarily by such Covered Individual, within three years following a change of control, because of a change in the material terms of his employment, such as compensation or responsibilities, is entitled to a lump sum cash payment, payable within 30 days of such termination, in the aggregate amount of: (a) for all Covered Individuals, earned but unpaid compensation, less any payment previously made in respect of such amount, (b) for all Covered Individuals, the product of the individual's Highest Compensation, his highest normative bonus percentage in the immediately preceding three fiscal years and the fraction of the current fiscal year expired at the time of such termination, less any payments previously made in respect of such amounts upon such change of control, (c) with respect to eight Covered Individuals (including the five currently most highly compensated executive officers) three times, with respect to one Covered Individual two times and with respect to three Covered Individuals one times the sum of (x) the individual's Highest Compensation and (y) the product of his Highest Compensation and his highest normative bonus percentage in the immediately preceding three fiscal years, (d) 20% of Highest Compensation with respect to three Covered Individuals, 40% of Highest Compensation with respect to one Covered Individual and with respect to eight Covered Individuals (including the five currently most highly compensated executive officers), the greater of 60% of the individual's Highest Compensation and $100,000 and (e) for all Covered Individuals, an amount equal to any accrued but unvested account balances as of the date of termination and the actuarial present value of any accrued but unvested benefits other than account balances that as a result of termination are forfeited under any qualified or nonqualified Company retirement or pension plan. The Company Severance Agreements also provide that each such Covered Individual is also entitled to have the Company (i) continue for at least three years for eight Covered Individuals (including the five currently most highly compensated executive officers), at least two years for one Covered Individual and at least one year for three Covered Individuals, all welfare benefit programs, such as medical and life, provided by the Company and its affiliated companies, (ii) for eight Covered Individuals (including the five currently most highly compensated executive officers), timely pay or provide any other amounts, including reimbursable expenses incurred prior to the date of termination, or benefits required or permitted under any plan, program, policy, practice, contract or agreement of the Company and its affiliated companies (subject to limitations),
(iii) provide the title to the individual's Company automobile for eight Covered Individuals (including the five currently most highly compensated executive officers), or make a cash payment equal to the value of such automobile in certain cases and (iv) for all Covered Individuals, provide key executive level outplacement services.

     The Company Severance Agreements define Highest Compensation as twelve times a Covered Individual's highest monthly cash compensation (not including any bonus), whether current or deferred, at any time during the period commencing on the first day of the calendar month containing the 365th day prior to the day a change of control occurs and ending on the date of the termination of such Covered Individual's employment with the Company.

     The Company Severance Agreements also contain provisions regarding termination of employment upon disability, death, and other certain circumstances. In addition, if any payments or benefits paid to the Covered Individuals under the Company Severance Agreements or any other plan, arrangement or agreement with the Company are subject to the federal excise tax on excess parachute payments or any similar state or local tax, or any interest or penalties are incurred with respect thereto, the Company will pay to the Covered Individuals an additional amount so that the net amount retained by the Covered Individuals after deduction or payment of those taxes will be as if no such tax, interest or penalty were imposed.

     The Merger will constitute a change of control under the Company Severance Agreements. Consequently, the Covered Individuals will be entitled to certain cash payments at the Effective Time, even if they are not terminated. These cash payments consist of payment of all earned but unpaid compensation, including any unpaid bonus for previous fiscal years and a pro rata bonus payment (generally based upon such Covered Individuals' Highest Compensation (as defined above) and the greater of the normative bonus percentage and the estimated projected bonus percentage for the current fiscal year under any bonus plan for which he is eligible. See "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Changes in Control".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The names and ownership positions of stockholders who, to the knowledge of the Company (based on filings with the Securities and Exchange Commission (the "Commission")), were the beneficial owners of more than 5% of the outstanding Common Stock on April 15, 1996, and certain other information are set forth in the following table:

                                                                   NUMBER OF SHARES WITH
                                                                 -------------------------
              NAME AND ADDRESS                   AGGREGATE        VOTING       DISPOSITIVE       PERCENT
             OF BENEFICIAL OWNER                SHARES OWNED       POWER          POWER        OF CLASS(1)
- ---------------------------------------------   ------------     ---------     -----------     -----------
Varity Corporation(2)(3).....................     8,144,000      8,144,000       8,144,000         46.3
672 Delaware Avenue
Buffalo, NY 14029
MWC Holdings, Inc.(3)(4).....................     8,144,000      8,144,000       8,144,000         46.3
2501 Woodlake Circle
Okemos, MI 48864
The Capital Group, Inc.(5)...................     1,055,700        508,000       1,055,700          6.0
333 South Hope Street
Los Angeles, CA 90071

- ---------------

(1) Percentages are calculated on the basis of the number of outstanding shares as of April 15, 1996, excluding Common Stock held by or for the account of the Company or its subsidiaries, pursuant to the rules of the Commission.

(2) In reliance on information contained in the Schedule 13G of Varity, dated February 16, 1993. These shares are owned indirectly by Varity through K-H.

(3) Varity has granted to Holdings an option, exercisable upon the occurrence of certain events, pursuant to the Stock Option Agreement. In the event that such option is exercised, Varity will cease to own any, and Holdings will acquire all, of the shares of Common Stock owned by Varity. If such option is exercised, the New Investors (as that term is defined below under the caption "Changes in Control"), will have the right to purchase from Holdings their pro rata portion of such shares. See "Item 1. Business -- General". Pursuant to the Stock Option Agreement, K-H has granted a proxy to certain directors of Holdings to vote K-H's shares of Common Stock for approval and adoption of the Merger Agreement and against any proposal or transaction that could prevent or delay the consummation of the transactions contemplated by the Merger Agreement.

(4) In reliance on information contained in the Schedule 13D of Holdings, dated March 28, 1996.

(5) In reliance on information contained in the Schedule 13G of The Capital Group, Inc., dated February 2, 1996.

SECURITY OWNERSHIP OF MANAGEMENT AND THE BOARD OF DIRECTORS

     The following table sets forth, as of April 15, 1996, the beneficial ownership (as defined by the Commission) of the Company's Common Stock (the only class of equity securities outstanding) by each of the Directors and the named executive officers of the Company and by the Directors and executive officers of the Company as a group:

                                                                              NUMBER OF
                              NAME OF BENEFICIAL OWNER                        SHARES(1)(2)
        --------------------------------------------------------------------  ------------
        Cucuz, Ranko........................................................   174,926
        Dallera, Giancarlo..................................................    68,450
        Gilroy, J. Anthony(3)...............................................        --
        Linski, William S...................................................    51,075
        Rodewig, John S.....................................................       300
        Sandberg, Daniel M..................................................    19,692
        Shovers, William D..................................................    69,300
        Utley, John E.(3)...................................................     1,000
        Way, Kenneth L......................................................       200
        All Directors and Executive Officers as a Group (12 Persons)........   413,632

- ---------------

(1) Includes the following shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days of April 15, 1996, and shares of Common Stock purchased under the Company's Retirement Savings Plan (the "Savings Plan"):

                                                             ISSUABLE UPON      PURCHASED UNDER
                              NAME                        EXERCISE OF OPTIONS    SAVINGS PLAN
        ------------------------------------------------  -------------------   ---------------
        Cucuz, Ranko....................................        171,400                726
        Dallera, Giancarlo..............................         68,450                 --
        Linski, William S...............................         50,650                425
        Sandberg, Daniel M..............................         19,100                 92
        Shovers, William D..............................         66,500                 --
        All Directors and Executive Officers as a
          Group.........................................        403,250              2,082

- ---------------

(2) In each case, except as to "All Directors and Officers as a Group", less than 1% of the outstanding shares of Common Stock.

(3) Mr. Gilroy and Mr. Utley serve as officers of Varity, which owns 46.3% of the Common Stock of the Company; each of them disclaims any beneficial ownership thereof. See "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Security Ownership of Certain Beneficial Owners".

As of April 15, 1996, all Directors and executive officers as a group, were deemed beneficially to own approximately 2.4% of the outstanding Common Stock.

CHANGES IN CONTROL

     Pursuant to the Merger Agreement, each share of Company Common Stock outstanding at the effective time of the Merger (the "Effective Time") will be converted into the right to receive $28.80 and one-tenth of one share of the common stock of the Surviving Corporation ("Surviving Corporation Common Stock"). In connection with the Merger Agreement, the Company has entered into subscription agreements, dated as of March 28, 1996 (the "Subscription Agreements"), with certain investors, pursuant to which, subject to certain conditions, such investors (the "New Investors") have agreed to purchase immediately prior to the Effective Time, for an aggregate purchase price of $200 million, 200,000 shares of newly authorized Series A Preferred stock, par value $.01 per share, of the Company, which will be converted into an aggregate of 6,250,000 shares of Surviving Corporation Common Stock upon consummation of the Merger, and 150,000 warrants, each warrant entitling the holder thereof to purchase one share of common stock, par value $.01 per share, of the Surviving Corporation Common Stock at a price of $48.00 during the period commencing on the fourth anniversary of the Effective Time and ending on the seventh anniversary of the Effective Time (the "Warrants"). If the Merger is consummated, 15.8% of the Surviving Corporation Common Stock will be owned by former holders of Company Common Stock and 84.2% will be owned by the

New Investors and former holders of Holdings common stock, in each case without giving effect to the Warrants or currently existing options under the Company's 1992 Stock Incentive Plan.

     As a condition and in consideration of Holdings' entering into the Merger Agreement, Varity, K-H, and Holdings have entered into the Stock Option Agreement, pursuant to which K-H has granted to Holdings an option to purchase all of the 8,144,000 shares of Company Common stock now owned by K-H (the "Varity Shares"), representing approximately 46.3% of the outstanding shares of Company Common Stock, at a price of $32.00 per share or such higher price as may be paid to holders of Company Common stock in the Merger. The option will become exercisable if (a) Varity or K-H breaches certain terms of the Stock Option Agreement, (b) a third party, other than Holdings, (1) proposes, or consummates
(A) a merger or other business combination with the Company or (B) a tender offer or other acquisition for or (2) obtains an option for at least 15% of the outstanding shares of Company Common stock or for material assets of the Company, (c) the Company enters into an agreement, with a party other than Holdings, for the Company's liquidation, dissolution, recapitalization, merger, sale of substantial assets or equity or other similar transaction or (d) the Board of Directors of the Company publicly withdraws, or modifies, or fails to reconfirm upon request by Holdings, its recommendation of the Merger. The option will terminate upon the earliest of (a) the effective time of the Merger, (b) five business days after the termination of the Merger Agreement in accordance with its terms, but simultaneously with such termination if Holdings is not entitled to certain termination fees under the Merger Agreement, (c) a material alteration of or supplement to the Merger Agreement without the consent of Varity and K-H, (d) Holdings' failure to terminate the Merger Agreement under certain circumstances in violation of the provisions of the Stock Option Agreement and (e) 12:01 a.m. on August 16, 1996. If the option is exercised, the New Investors will have the right, pursuant to a letter agreement, to purchase from Holdings their pro rata portion of the Varity Shares. Pursuant to the Stock Option Agreement, Varity and K-H have granted, subject to certain conditions, directors of Holdings, the irrevocable proxy to vote the Varity Shares in favor of the Merger and related agreements and actions and against any agreement or action which might hinder the Merger.

     The foregoing discussion respecting the terms of the Merger Agreement and the other agreements executed and delivered in connection therewith is qualified in its entirety by reference to such agreements, which are exhibits to this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On December 16, 1992, the non-wheel businesses and assets of the Company, particularly its automotive brake systems business and assets, were transferred to, and the liabilities related thereto were assumed by, Kelsey-Hayes (which was then a wholly owned subsidiary of the Company), the capital stock of which was transferred by the Company to K-H as an extraordinary dividend (the "Reorganization"). Pursuant to the terms of the agreement providing for the transfer, Kelsey-Hayes agreed to indemnify the Company for substantially all liabilities related to the transferred businesses and assets; however, the Company retains residual liability with respect to certain matters (the direct liability with respect to which Kelsey-Hayes assumed). The Company agreed to indemnify Kelsey-Hayes for substantially all liabilities related to the businesses and assets retained by the Company pursuant to the Reorganization. In connection and contemporaneously with the Reorganization, the Company entered into a number of agreements with certain affiliates, as follows:

          Non-Competition Agreement. The Company entered into a Non-Competition Agreement with Varity. The agreement prohibits Varity and its other affiliates (excluding Kelsey-Hayes de Mexico S.A. de C.V ("KHDM")) from directly or indirectly engaging in any business competitive with the automotive wheel systems business of the Company, in its current or planned future markets. Varity also agreed first to offer the Company any business opportunities of which Varity is apprised or which Varity initiates that relate to the automotive wheel systems business of the Company, prior to availing itself of such opportunity. Varity and the Company also agreed not to divulge to any third parties or appropriate for its own use confidential or proprietary information concerning one another's respective businesses. The term of the Non-Competition Agreement extends until the latest of (i) the date that the Management Services Agreement (described below) is terminated; (ii) the date that Varity and its affiliates, in the aggregate, shall be the beneficial owners of less than thirty percent (30%) of the outstanding voting stock of the Company; and (iii) the date that is five years after the date of the Non-Competition Agreement.

          Management Services Agreement. The Company entered into a Management Services Agreement with K-H, pursuant to which K-H agreed to provide a variety of management services, including, but not limited to, accounting, financial, marketing, legal, tax, environmental, insurance, property, management and human resource services. In exchange for these services, the Company agreed to pay a designated monthly fee (initially $873,500) calculated to cover the direct and indirect costs of the services, including salary and other administrative costs and expenses, subject to periodic increases based on the consumer price index for the geographic area in which the Company's headquarters is located, as reported by the United States Department of Labor Statistics. Historically, the Company reimbursed K-H for its payment for the services described above, including direct costs for services rendered by third parties (i.e., auditing, consulting, insurance, etc.) for the benefit of the Company. Effective in Fiscal 1993, the Company and K-H adjusted the designated monthly fee to exclude such direct costs, which are now billed separately to the Company by the third party providing the service and the designated monthly fee was substantially reduced. The Company has, when it has deemed it advantageous, increased its in-house staff and reduced its reliance upon services rendered by K-H under the Management Services Agreement. As a result, the designated monthly fee has been reduced such that, for Fiscal 1995, it averaged approximately $30,000. The Company expects that the designated monthly fee will be further reduced during Fiscal 1996. The Management Services Agreement has an indefinite term, but may be terminated by either the Company or K-H upon six months' prior written notice or sooner upon mutual agreement.

          Tax Sharing Agreement. Varity, K-H, Kelsey-Hayes and the Company also entered into a Tax Sharing Agreement. The purpose of the Tax Sharing Agreement is, in general, to allocate income tax liabilities among the Company, Varity, K-H and Kelsey-Hayes for taxable periods prior to or including the completion of the IPO on December 23, 1992 (the "Effective Date"). In general, pursuant to the Tax Sharing Agreement, the Company is responsible for (i) all additional taxes paid by the affiliated group of corporations of which Varity is the common parent in respect of its federal consolidated and any state or local consolidated, combined or unitary income tax return for the current year which are attributable solely to the Company or one or more of its subsidiaries being included in such return (but not including additional taxes resulting from the inclusion of items attributable to businesses other than the wheel business); (ii) taxes in respect of state or local consolidated, combined or unitary income tax returns, relating to future taxable periods in which the Company or one of its subsidiaries is included along with Varity or one of its subsidiaries in an amount equal to the taxes that would have been incurred by the Company or its applicable subsidiary if Varity or its subsidiary had not been included in such returns; and (iii) all taxes in respect of other state or local income tax returns of the Company and its subsidiaries for taxable periods ending on or after the Effective Date (but not including income taxes resulting from the inclusion of items attributable to businesses other than the wheel business for any year which begins before the Effective Date). If by reason of the inclusion of the Company or one of its subsidiaries in a state or local consolidated, combined or unitary income tax return which also includes Varity or one of its subsidiaries and which is filed for a taxable period beginning after the Reorganization, the taxes of Varity or its subsidiaries reflected in the return are actually reduced, then Varity will pay to the Company an amount equal to such reduction. In general, if there is an adjustment, in respect of a taxable period ending on or prior to the Effective Date, to a consolidated federal income tax return or to a state or local consolidated, combined or unitary or separate income tax return in which the Company or one of its subsidiaries are included, K-H, Kelsey-Hayes and Varity are responsible for any deficiencies and entitled to receive any refunds resulting from such adjustment (except for adjustments attributable to income taxes for which the Company is responsible as described above), provided that the Company is required to pay K-H an amount equal to any actual reduction in the income tax liability of the Company or its subsidiaries for any taxable period beginning after the Effective Date resulting from such adjustment. In addition, Varity, K-H and Kelsey-Hayes are responsible for any income taxes resulting to the Company from (i) the transfer of property and associated liabilities to Kelsey-Hayes in the Reorganization, (ii) the distribution by the Company of the shares of Kelsey-Hayes to K-H in the Reorganization and (iii) the IPO; provided that the Company is required to pay K-H an amount equal to any actual reduction in the income tax liability of the Company or its subsidiaries for any taxable period beginning after the Effective Date resulting therefrom. In general, if there is an adjustment to a state or local consolidated, combined or unitary income tax return in which Varity or one of its subsidiaries and the Company or one of its subsidiaries are included, with respect to a taxable period beginning after the Effective Date, the Company will be responsible for the portion of any resulting deficiency and shall be entitled to the portion of any resulting refund which is attributable to the Company or its subsidiaries.

          Michigan Workers' Compensation Claims Payment Guarantee. The Company and Kelsey-Hayes entered into a Michigan Workers' Compensation Claims Payment Guarantee, pursuant to which each party agreed to be jointly and severally liable for all claims, awards, settlements or judgments of employees, employed in the State of Michigan, of the Company and Kelsey-Hayes arising out of events occurring prior to the Reorganization pursuant to relevant workers' compensation statutes.

          Lease. The Company entered into a lease agreement with K-H whereby the Company leased portions of its Romulus, Michigan facilities to K-H. K-H, in turn, subleased a portion of these facilities to Kelsey-Hayes. The lease agreement had an initial term of one year and was subject to automatic renewal for successive one-year terms unless terminated, on six months' notice, by either K-H or the Company at the end of any renewal term. The lease agreement provided for an initial rental, based on the area rented and the nature of the space, which was adjustable annually pursuant to the provisions of the lease agreement; the Company believes that such initial rents approximated market values for similar properties in the Greater Detroit, Michigan region when the lease was entered into. For Fiscal 1995, adjusted rentals accrued under the lease agreement aggregated approximately $1 million. The lease agreement was terminated on December 31, 1995. Kelsey-Hayes currently occupies a portion of the premises on a month-to-month basis.

     Since the year beginning November 1, 1994, the Company has maintained liability coverage for the fiduciaries of its pension and other employee benefit plans under an insurance policy purchased and maintained by Varity and covering Varity and certain of its affiliates, including the Company. The Company believes, in light of data which it has reviewed respecting premiums for the insurance which it has purchased from or through Varity, that the premiums charged or allocated to the Company by Varity or its subsidiary were and are appropriate.

     The Company and Kelsey-Hayes were parties to an agreement under which, among other things, the Company provided services to the automotive wheel systems business conducted by KHDM, which also conducted an automotive brake business. The Company received $400,000 as an annual fee under this agreement. This Agreement was terminated in December 1995. In late 1995, KHDM was reorganized into two corporations, one of which operated KHDM's automotive brake business and the other of which operated KHDM's automotive wheel systems business ("Wheelco") and in each of which Kelsey-Hayes owned 40% of the outstanding shares. In December 1995, the Company acquired all of Kelsey-Hayes' shares in Wheelco.

     Mr. Dallera is the President of and a 35% stockholder in Cromodora S.p.A., an Italian corporation in which the Company, indirectly through FPS, owns a 30% interest.

     On October 11, 1995, Mr. Kolakowski signed a promissory note in favor of the Company, under which the Company extended an $80,000 bridge loan in connection with his purchase of a primary residence upon his relocation to Romulus. The loan was repaid in full on April 16, 1996.

     Prior to the Reorganization, the Board of Directors of the Company adopted a resolution providing that the Company will not enter into any transaction with or pay any fee to an affiliate or associate (as such terms are defined under Rule 12b-2 under the Exchange Act) of the Company (other than any subsidiary or associate of the Company in which no direct or indirect parent company of the Company has any interest otherwise than through the Company), unless (i) the transaction or fee is as fair to the Company as would be the case if such transaction or fee had been negotiated on an arm's-length basis with an unaffiliated third party and (ii) the transaction or fee (if the value or cost thereof to the Company is $10.0 million or more) is approved by a majority of the Company's Independent Directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following documents are filed as part of this report:

(a) 1. Financial Statements

      The following financial statements of the Registrant are filed herewith as part of this report:

      (1) Independent Auditors' Report
      (2) Consolidated Balance Sheets at January 31, 1996 and 1995
      (3) Consolidated Statements of Operations for the years ended January 31, 1996, 1995 and 1994
      (4) Consolidated Statements of Changes in Stockholders' Equity for the years ended January 31, 1996, 1995 and 1994
      (5) Consolidated Statements of Cash Flows for the years ended January 31, 1996, 1995 and 1994
      (6) Notes to Consolidated Financial Statements

    2. Financial Statement Schedules for Fiscal 1995, 1994 and 1993

     None. These schedules are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

    3. Exhibits

(G)   2.1     Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and
              MWC Holdings, Inc.
(B)   3.1     Restated Certificate of Incorporation of the Company.
(B)   3.2     By-Laws of the Company.
(B)   4.1     Reference is made to Exhibits 3.1 and 3.2.
(C)   4.2     Indenture dated as of November 15, 1992 between the Company and Manufacturers and
              Traders Trust Company, as Trustee ($100,000,000 principal amount of 9 1/4% Senior
              Notes due 2002), including all exhibits thereto.
(C)   4.3     Form of Senior Note issued pursuant to the Indenture filed as Exhibit 4.2 hereto.
(E)   4.4     Credit Agreement dated as of December 15, 1992, and amended and restated as of
              November 30, 1993, June 10, 1994 and March 24, 1995, between the Company, the
              Subsidiary Guarantors (as defined therein), the Banks named on the signature pages thereof, The Chase Manhattan Bank (National Association) as Agent, and the
              Bank of Nova Scotia, as Co-Agent.
(G)   4.5     Form of Subscription Agreement between the Company and the New Investors.
(B)  10.1     Management Services Agreement between the Company and K-H Corporation ("K-H").
(B)  10.2     Tax Sharing Agreement among the Company, Kelsey-Hayes Company and K-H.
(C)  10.3     Conveyance and Transfer Agreement between the Company and Kelsey-Hayes Company, dated as of December 15, 1992.
(B)  10.4     Lease Agreement between the Company and K-H Corporation.
(B)  10.5     Michigan Workers' Compensation Claims Payment Guarantee between the Company and
              Kelsey-Hayes Company.
(B)  10.6*    1992 Incentive Stock Option Plan.
(B)  10.7*    Long-Term Savings Plan.
(B)  10.8     Non-competition Agreement between the Company and Varity Corporation.
(B)  10.9*    Employment Contract, dated February 1, 1993, between Hayes Wheels, S.p.A. and
              Giancarlo Dallera.
(C)  10.10    Joint Venture Agreement (the "Joint Venture Agreement"), dated as of February 16,
              1993, by and between the Company and Nova Hut a.s. ("NH").

(D)  10.11    Amendment No. 1, dated August 17, 1993, to the Joint Venture Agreement.
(D)  10.12    Amendment No. 2, dated October 26, 1993, to the Joint Venture Agreement.
(D)  10.13    Project Funds Agreement, dated November 12, 1993, between Hayes Wheels Autokola
              NH, a.s., ("Autokola") NH, the Company and International Finance Corporation
              ("IFC").
(D)  10.14    Fee Clawback Agreement, dated November 12, 1993, between Autokola, the Company and IFC.
(D)  10.15    Subordination Agreement, dated November 12, 1993, between Autokola, NH, the
              Company and IFC.
(D)  10.16    Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(B)  10.17*   Employee Benefits Agreement.
(F)  10.18*   Severance Agreements, each dated November 6, 1995, between the Company and its officers and certain employees.
(G)  10.21    Stock Option Agreement, dated as of March 28, 1996, by and among Varity
              Corporation, K-H Corporation and MWC Holdings, Inc.
(G)  10.22    Registration Rights Agreement, dated as of March 28, 1996, among the Company,
              Varity Corporation and K-H Corporation.
(A)  12       Computation of Ratios.
(A)  22       Subsidiaries of the Company.
(A)  23       Consent of KPMG Peat Marwick LLP.
(A)  24       Powers of Attorney.
(A)  27       Financial Data Schedule.

- -------------------------
LEGEND FOR EXHIBITS

(A)  Filed herewith.

(B) Incorporated by reference from the Company's Registration Statement No. 33-53780 on Form S-l, filed with the SEC on October 27, 1992, as amended.

(C) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993, filed with the SEC.

(D) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(E) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1995, filed with the SEC.

(F) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, filed with the SEC.

(G) Incorporated by reference from the Company's Current Report on Form 8-K, dated March 28, 1996.

 *  Denotes a compensatory plan, contract or arrangement.

     The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

(b) Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K with the SEC during the quarter ended January 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of April 1996.

                                          HAYES WHEELS INTERNATIONAL, INC.

                                          /s/ WILLIAM D. SHOVERS

                                          ---------------------------------
                                          William D. Shovers
                                          Vice President -- Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


             SIGNATURE                                 TITLE                          DATE
- -----------------------------------     ------------------------------------     --------------
/s/ JOHN E. UTLEY*                      Chairman of the Board of Directors;      April 23, 1996
- -----------------------------------     Director
John E. Utley

/s/ RANKO CUCUZ*                        President and Chief Executive            April 23, 1996
- -----------------------------------     Officer; Director
Ranko Cucuz

/s/ WILLIAM D. SHOVERS                  Chief Financial Officer; Principal       April 23, 1996
- -----------------------------------     Accounting Officer
William D. Shovers

/s/ J. ANTHONY GILROY*                  Director                                 April 23, 1996
- -----------------------------------
J. Anthony Gilroy

/s/ JOHN S. RODEWIG*                    Director                                 April 23, 1996
- -----------------------------------
John S. Rodewig

/s/ KENNETH L. WAY*                     Director                                 April 23, 1996
- -----------------------------------
Kenneth L. Way

*By BARRY J. MILLER
- -----------------------------------
     Barry J. Miller
     Attorney-in-fact

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                JANUARY       JANUARY       JANUARY
                                                                  31,           31,           31,
                                                                  1996          1995          1994
                                                               ----------    ----------    ----------
Net sales...................................................     $611.1        $537.6        $428.2
Cost of goods sold..........................................      513.4         441.4         344.4
                                                                 ------        ------        ------
     Gross profit...........................................       97.7          96.2          83.8
Marketing, general and administrative.......................       29.7          28.6          26.3
Engineering and product development.........................        4.7           5.1           4.0
Other income, net...........................................       (1.5)         (0.8)         (2.3)
Nonrecurring charges (Note 11)..............................        3.6            --            --
                                                                 ------        ------        ------
     Earnings from operations...............................       61.2          63.3          55.8
Interest expense, net.......................................       15.0          13.4          13.6
                                                                 ------        ------        ------
     Earnings before taxes on income and cumulative effect
       of changes in accounting principles..................       46.2          49.9          42.2
Income tax provision (Note 7)...............................       17.8          20.0          17.6
                                                                 ------        ------        ------
     Earnings before cumulative effect of changes in
       accounting principles................................       28.4          29.9          24.6
Cumulative effect of changes in accounting principles (Note
  2)........................................................         --            --          24.6
                                                                 ------        ------        ------
     Net income.............................................     $ 28.4        $ 29.9        $   --
                                                                 ======        ======        ======
Per share income:
     Income before cumulative effect of changes in
       accounting principles................................     $ 1.62        $ 1.70        $ 1.40
     Cumulative effect of changes in accounting
       principles...........................................         --            --        $(1.40)
                                                                 ------        ------        ------
     Primary................................................     $ 1.62        $ 1.70        $   --
                                                                 ======        ======        ======
     Fully diluted..........................................     $ 1.62        $ 1.70        $   --
                                                                 ======        ======        ======
Weighted average shares outstanding (in thousands)..........     17,574        17,574        17,574
                                                                 ======        ======        ======

          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   (MILLIONS OF DOLLARS EXCEPT SHARE AMOUNTS)

                                                                          JANUARY 31,    JANUARY 31,
                                ASSETS                                       1996           1995
- -----------------------------------------------------------------------   -----------    -----------
Current assets:
  Cash and cash equivalents............................................     $   1.8        $   0.5
  Receivables (less allowance of $0.1 million at January 31, 1996 and
     1995).............................................................       109.6           92.7
  Inventories (Note 3).................................................        58.9           57.6
  Prepaid expenses and other...........................................         9.9            6.8
                                                                            -------        -------
     Total current assets..............................................       180.2          157.6
Property, plant and equipment:
  Land.................................................................        18.3           18.3
  Buildings............................................................        76.8           72.9
  Machinery and equipment..............................................       319.7          280.8
                                                                            -------        -------
                                                                              414.8          372.0
  Accumulated depreciation.............................................      (110.4)         (86.3)
                                                                            -------        -------
     Net property, plant and equipment.................................       304.4          285.7
Goodwill and other assets (Note 4).....................................       149.3          146.3
                                                                            -------        -------
  Total assets.........................................................     $ 633.9        $ 589.6
                                                                            =======        =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings (Note 8).............................................     $   4.1        $  10.3
  Current portion of long-term debt (Note 8)...........................         0.1            1.3
  Accounts payable and accrued liabilities (Note 5)....................       125.5          118.9
                                                                            -------        -------
     Total current liabilities.........................................       129.7          130.5
Noncurrent liabilities:
  Long-term debt (Note 8)..............................................       128.9          111.4
  Deferred income taxes (Note 7).......................................        48.1           38.8
  Pension and other long-term liabilities (Note 10)....................        81.8           92.5
                                                                            -------        -------
     Total noncurrent liabilities......................................       258.8          242.7
Commitments and contingencies (Notes 8, 9, 12 and 15)
  Stockholders' equity (Notes 14 and 17):
     Preferred Stock, 25,000,000 shares authorized; none issued or
      outstanding......................................................          --             --
     Common stock, par value $0.01 per share:
       Authorized 50,000,000 shares;
       Issued and outstanding, 17,574,000 at January 31, 1996 and
       1995............................................................         0.2            0.2
     Additional paid in capital........................................       198.5          198.5
     Retained earnings.................................................        49.6           22.3
     Cumulative translation adjustment.................................        (0.3)          (2.2)
     Pension liability adjustment......................................        (2.6)          (2.4)
                                                                            -------        -------
       Total stockholders' equity......................................     $ 245.4        $ 216.4
                                                                            -------        -------
       Total liabilities and stockholders' equity......................     $ 633.9        $ 589.6
                                                                            =======        =======

          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    YEARS ENDED JANUARY 31, 1996, 1995, 1994

                   (MILLIONS OF DOLLARS EXCEPT SHARE AMOUNTS)

                                           COMMON STOCK
                                        ------------------   ADDITIONAL   RETAINED   CUMULATIVE     PENSION
                                                      PAR     PAID-IN     EARNINGS   TRANSLATION   LIABILITY
                                          SHARES     VALUE    CAPITAL     (DEFICIT)  ADJUSTMENT    ADJUSTMENT
                                        ----------   -----   ----------   --------   -----------   ----------
Balance, January 31, 1993.............  17,574,000   $0.2      $198.5      $ (5.4)      $(1.4)       $   --
Cash dividends ($0.06 per share)......          --     --          --        (1.1)         --            --
Net income............................          --     --          --          --          --            --
Translation adjustment................          --     --          --          --        (2.1)           --
Pension adjustment....................          --     --          --          --          --          (3.9)
                                        ----------   ----      ------      ------       -----        ------
Balance, January 31, 1994.............  17,574,000    0.2       198.5        (6.5)       (3.5)         (3.9)
                                        ----------   ----      ------      ------       -----        ------
Cash dividends ($0.06 per share)......          --     --          --        (1.1)         --            --
Net income............................          --     --          --        29.9          --            --
Translation adjustment................          --     --          --          --         1.3            --
Pension adjustment....................          --     --          --          --          --           1.5
                                        ----------   ----      ------      ------       -----        ------
Balance, January 31, 1995.............  17,574,000    0.2       198.5        22.3        (2.2)         (2.4)
                                        ----------   ----      ------      ------       -----        ------
Cash dividends ($0.06 per share)......          --     --          --        (1.1)         --            --
Net Income............................          --     --          --        28.4          --            --
Translation adjustment................          --     --          --          --         1.9            --
Pension adjustment....................          --     --          --          --          --          (0.2)
                                        ----------   ----      ------      ------       -----        ------
Balance, January 31, 1996.............  17,574,000   $0.2      $198.5      $ 49.6       $(0.3)       $ (2.6)
                                        ==========   ====      ======      ======       =====        ======

          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (MILLIONS OF DOLLARS)

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                             JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                                1996           1995           1994
                                                             ----------     ----------     ----------
Cash flows from operating activities
  Net income..............................................     $ 28.4         $ 29.9         $   --
  Adjustments to reconcile net income to net cash provided
     by operations:
     Depreciation and tooling amortization................       26.6           24.0           20.0
     Amortization of intangibles..........................        6.1            5.6            4.8
     Cumulative effect of changes in accounting
       principles.........................................         --             --           24.6
     Increase in deferred taxes...........................        7.7            1.3            1.9
     Changes in operating assets and liabilities:
     Increase in receivables..............................      (14.5)         (30.9)         (12.3)
     Increase in inventories..............................       (1.9)         (13.1)          (7.5)
     Increase in prepaid expenses and other...............       (2.4)          (2.2)          (2.2)
     Increase in accounts payable and accrued
       liabilities........................................        6.5           12.4           14.7
     Increase (decrease) in other long-term liabilities...      (11.6)          (4.6)           8.6
                                                               ------         ------         ------
          Cash provided by operating activities...........       44.9           22.4           52.6
Cash flows from investment activities:
     Acquisition of property, plant and equipment.........      (43.4)         (39.9)         (34.8)
     Acquisition of minority interest.....................         --             --           (0.2)
     Acquisition of license...............................         --           (0.7)          (1.4)
     Investment in joint venture..........................       (3.2)            --           (3.4)
     Plant start-up costs.................................         --             --           (3.5)
     Other, net...........................................       (5.8)          (0.3)          (5.3)
                                                               ------         ------         ------
          Cash used for investment activities.............      (52.4)         (40.9)         (48.6)
Cash flows from financing activities:
     Increase (decrease) in foreign bank borrowings and
       loans..............................................       (6.4)           6.0          (14.6)
     Increase in bank revolving loan and other domestic
       loans..............................................       16.3            8.6             --
     Dividends paid to shareholders.......................       (1.1)          (1.1)          (1.1)
                                                               ------         ------         ------
          Cash provided by (used for) financing
            activities....................................        8.8           13.5          (15.7)
Effect of exchange rate changes on cash and cash
  equivalents.............................................         --            0.2             --
                                                               ------         ------         ------
          Increase (decrease) in cash and cash
            equivalents...................................        1.3           (4.8)         (11.7)
Cash and cash equivalents at beginning of year............        0.5            5.3           17.0
                                                               ------         ------         ------
Cash and cash equivalents at end of year..................     $  1.8         $  0.5         $  5.3
                                                               ======         ======         ======

          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(1) ORGANIZATION

  Organization

     Hayes Wheels International, Inc. and subsidiaries (the "Company") manufactures, designs and supplies wheels, principally to original equipment manufacturers ("OEMs") of passenger cars and light trucks throughout North America and Europe. The Company's products include cast aluminum wheels, fabricated aluminum and fabricated steel wheels, clad covered wheels and other wheels, of various designs.

     On December 23, 1992, the Company consummated an initial public offering of its common stock and its 9 1/4% Senior Notes due November 15, 2002 (the "IPO"). Prior to the IPO, the Company was a wholly owned subsidiary of K-H Corporation ("K-H"), a wholly owned subsidiary of Varity Corporation ("Varity"). Subsequent to the IPO, Varity has continued to own, indirectly through K-H, 46.3% of the common stock of the Company.

(2) SUMMARY OF ACCOUNTING PRINCIPLES

  Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in Hayes Wheels Autokola NH, a.s. ("Autokola"), a 45% owned joint venture in the Czech Republic, Hayes Wheels de Mexico S.A. de C.V. (formerly named Kelsey-Hayes de Mexico, S.A. de C.V.), a 40 % owned joint venture in Mexico, and Hayes Wheels de Venezuela, C.A., a 49% owned joint venture in Venezuela, are accounted for under the equity method. Financial position and results of operations for these entities as of, and for the twelve months ended, January 31, 1996, were not material to the Consolidated Financial Statements of the Company. The Company also has two minor investments which are carried at cost and are not deemed material.

  Revenue Recognition

     Sales are recorded when products are shipped to customers.

  Inventories

     Inventories are stated at the lower of cost or market, with cost determined by the last in, first out (LIFO) method for a portion of domestic inventories. Cost for other inventories, including foreign, which were approximately 62 percent and 66 percent of inventories at January 31, 1996 and 1995, respectively, are stated using the first in, first out (FIFO) or average cost method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead.

     During the fourth quarter of Fiscal 1994, the Company changed its method of accounting for a portion of its aluminum inventories from the LIFO method to the FIFO method. Management believes the FIFO method will produce a better matching of current costs and current revenues due to cost pass through arrangements with customers.

     The effect of retroactively applying the change in accounting had no material impact on retained earnings at February 1, 1993 or on net income for the years ended January 31, 1995 and 1994.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(2) SUMMARY OF ACCOUNTING PRINCIPLES -- (CONTINUED)
  Property, Plant and Equipment

     Additions to property, plant and equipment are recorded at cost. Depreciation of facilities is generally provided on a straight-line basis at rates which are designed to write off the assets over their estimated useful lives, principally as follows:

       Buildings.................................................25 years
       Machinery and equipment.............................12 to 14 years

     Expenditures for maintenance, repairs and minor replacements of $22.8 million, $18.5 million and $17.6 million for the years ended January 31, 1996, 1995 and 1994, respectively, were charged to expense as incurred.

  Special Tooling

     Expenditures made to meet special tooling requirements are capitalized. Special tooling which is reimbursable by the customer is classified as either a current asset or noncurrent asset, depending upon the expected time of reimbursement. Special tooling which is not reimbursable by the customer is classified as a noncurrent asset and is charged to expense on a pro rata basis over its estimated useful life.

  Goodwill

     Goodwill is amortized on a straight-line basis over 40 years. Recoverability is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value including goodwill of those assets.

  Capitalization of Start-Up Costs

     Costs associated with the start-up of new plants and production lines incorporating new manufacturing processes are deferred and amortized over the lesser of the life of the initial products produced at the location or five years. Capitalization ends and amortization commences at the time revenue is recognized from product shipments. Deferrals are evaluated on an on-going basis for future recoverability.

     During fiscal 1993, the Company opened a new cast aluminum wheel facility in Gainesville, Georgia. The Gainesville facility became operational in the fourth quarter of fiscal 1993. Total costs capitalized in starting this facility were $3.5 million. Amortization of these amounts during 1994 and 1995 totalled $0.7 million, respectively. The net remaining amount is reflected in "Goodwill and Other Assets" on the accompanying balance sheet (Note 4).

  Research and Development Costs

     Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 1996, 1995 and 1994, were approximately $2.3 million, $2.2 million and $1.8 million, respectively.

  Financial Instruments

     The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank borrowings, variable rate long-term debt, and other liabilities approximate market value, as interest rates vary with market rates.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(2) SUMMARY OF ACCOUNTING PRINCIPLES -- (CONTINUED)
     In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. Futures contracts and purchase commitments are entered into by the Company, from time to time, to hedge its exposure to future increases in aluminum prices that may occur between the dates of aluminum wheel price adjustments. Outstanding contracts represent future commitments and are not included in the Consolidated Balance Sheet. Substantially all of such contracts mature within a period of three months. Gains or losses resulting from the liquidation of futures contracts are recognized in the income statement currently as part of costs of goods sold.

     The Company has entered into an interest rate swap agreement to reduce the impact of interest rate changes on a portion of its debt. The agreement involves an exchange of floating rate for fixed rate interest payments without the exchange of the underlying notational amount. The notational amount of such agreement is used to measure the interest to be paid or received and does not represent the amount of exposure to loss. The amount to be paid or received from the interest rate swap is charged or credited to interest expense over the life of the agreement.

  Foreign Currency Translation

     Translation of assets and liabilities of subsidiaries denominated in foreign currencies, other than those located in highly inflationary countries, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the cumulative translation adjustment section of the Stockholders' Equity. Foreign currency gains and losses resulting from transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in results of operations.

  Pensions

     The Company has trusteed noncontributory pension plans covering substantially all domestic employees and funds at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

  Taxes on Income

     Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." There was no cumulative effect as a result of adopting SFAS 109. Prior to its adoption, the Company accounted for income taxes in conformity with SFAS No. 96, "Accounting for Income Taxes." Statement No. 109 requires the asset and liability method of accounting for income taxes similar to the method required by Statement No. 96. Deferred taxes continue to be recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     Statement No. 109 requires that deferred tax assets be recognized for deductible temporary differences and operating loss and tax credit carryforwards if it is more likely than not that a tax benefit will be realized in future years. Statement No. 96, in contrast, limited the recognition of deferred tax assets to benefits that would offset deferred tax liabilities or that could be realized through the recovery of income taxes paid in the current or prior periods. No provision is necessary for future United States taxes on the undistributed portion of the Company's equity in earnings of foreign affiliates, since it is anticipated that the unremitted earnings will be permanently invested for growth and expansion.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(2) SUMMARY OF ACCOUNTING PRINCIPLES -- (CONTINUED)
  Environmental Compliance and Remediation

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Estimated costs are based upon enacted laws and regulations, existing technology and the most probable method of remediation. The costs determined are not discounted and exclude the effects of inflation and other societal and economic factors. Where the cost estimates result in a range of equally probable amounts, the lower end of the range is accrued. Amount accrued for environmental compliance and remediation are not material to the Consolidated Financial Statements as of January 31, 1996 and 1995.

  Statement of Cash Flows

     For purposes of reporting cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The following is additional information to the Consolidated Statements of Cash Flows (millions of dollars):

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                         JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                            1996          1995          1994
                                                         ----------    ----------    ----------
        Cash paid for interest........................     $ 13.8        $ 12.8        $ 12.6
        Cash paid for income taxes....................       12.0          21.4           7.4
        Non-cash investing and financing transactions:
          Promissory note issued for acquisition of
             land and building........................         --            --           2.5
          Assets transferred to joint venture.........        0.4            --           4.8

  Postretirement and Postemployment Benefits

     On February 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The adoption of SFAS No. 106 changed the Company's prior practice of accounting for postretirement benefits from a cash basis (except for certain retirees who retired prior to and as a result of an acquisition, for which payments were charged to reserves established in accordance with the purchase method of accounting) to an accrual basis recognizing the cost of these benefits over an employee's active working career. The transition obligation recorded by the Company represents the portion of future retiree benefit costs related to service already rendered by both active and retired employees, up to January 31, 1993 (net of remaining amounts recorded at the time of the acquisition mentioned above). This one-time, non-cash charge was $36.8 million, partially offset by $13.6 million of estimated tax benefits and is included within the cumulative effect of changes in accounting principles in the Company's Consolidated Statement of Operations. The Company will continue its policy of paying postretirement benefits as they become due.

     In addition, effective February 1, 1993, the Company changed its method of accounting for postemployment benefits in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of SFAS No. 112 resulted in a one-time, non-cash charge against earnings of $2.2 million, partially offset by $0.8 million of estimated tax benefits. This charge is included within the cumulative effect of changes in accounting principles in the Company's Consolidated Statement of Operations.

     The Company has disclosed in the financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit," "actuarial liabilities," "liabilities" or "transition obligations." Notwithstanding the recording of such

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(2) SUMMARY OF ACCOUNTING PRINCIPLES -- (CONTINUED) amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

(3) INVENTORIES

     The major classes of inventory are as follows (millions of dollars):

                                                                    JANUARY 31,    JANUARY 31,
                                                                       1996           1995
                                                                    -----------    -----------
        Raw materials............................................      $19.7          $20.8
        Work-in-process..........................................       13.5           14.4
        Finished goods...........................................       25.7           22.4
                                                                       -----          -----
             Total...............................................      $58.9          $57.6
                                                                       =====          =====

(4) GOODWILL AND OTHER ASSETS

     Goodwill and other assets consist of the following (millions of dollars):

                                                                    JANUARY 31,    JANUARY 31,
                                                                       1996           1995
                                                                    -----------    -----------
        Goodwill.................................................      $110.3         $115.3
        Unamortized debt issuance costs..........................         3.6            4.2
        Investment in joint ventures.............................        13.0            9.1
        Plant start-up costs, net of current portion.............         1.4            2.1
        Receivable from sale of affiliate........................         2.3            2.0
        Other, including special tooling.........................        18.7           13.6
                                                                       ------         ------
             Total...............................................      $149.3         $146.3
                                                                       ======         ======

     Goodwill and other assets are presented net of accumulated amortization of $27.3 million and $21.2 million at January 31, 1996 and 1995, respectively.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(5) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (millions of dollars):

                                                                    JANUARY 31,    JANUARY 31,
                                                                       1996           1995
                                                                    -----------    -----------
        Accounts payable.........................................     $  86.8        $  82.4
        Employee costs...........................................        19.7           19.7
        Accrued interest.........................................         2.1            2.0
        Other accrued liabilities................................        16.9           14.8
                                                                      -------        -------
             Total...............................................     $ 125.5        $ 118.9
                                                                      =======        =======

(6) TRANSACTIONS WITH RELATED PARTIES

     The Consolidated Statements of Operations include income and costs associated with various agreements with K-H (see Note 1) and transactions with various other joint ventures. The following is a summary of such items (millions of dollars):

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                         JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                            1996          1995          1994
                                                         ----------    ----------    ----------
        K-H Management Services.......................       0.4           1.3           3.7
        Rents Charged to K-H..........................      (1.0)         (1.4)         (2.3)
        K-H Distributorship Services..................        --            --           1.2
        Purchases from joint ventures.................       5.4           1.5            --

     The Consolidated Balance Sheets include amounts receivable from and payable to K-H resulting from the transactions noted above. The amounts included in accounts receivable were $1.8 million and $0.3 million at January 31, 1996 and 1995, respectively.

     Under a Distributorship Agreement, pursuant to which K-H agreed to act as distributor for certain of the Company's products to be sold in the aftermarket, the Company paid K-H a commission of 8% of net sales made through K-H. The Distributorship Agreement was terminated effective February 1, 1994 at which time the Company assumed control over the distribution of its aftermarket products.

     In conjunction with the IPO, the Company entered into a Non-competition Agreement with Varity. The agreement prohibits Varity and its other affiliates (excluding Kelsey-Hayes de Mexico) from directly or indirectly engaging in any business competitive with the automotive wheel systems business of the Company, in its current or planned future markets. Varity also agreed to offer the Company any business opportunities of which Varity is apprised or which Varity initiates that relate to the automotive wheel systems business of the Company prior to availing itself of such opportunity. Varity and the Company also agreed not to divulge to any third parties or appropriate for its own use, confidential or proprietary information concerning each other's respective businesses. The term of Non-competition Agreement extends until the latest of (i) the date that the K-H Management Services Agreement is terminated; (ii) Varity and its affiliates, in the aggregate, shall be the beneficial owners of less than thirty percent (30%) of the outstanding voting stock of the Company; and (iii) the date that is five years after the date of the Non-competition Agreement.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(7) TAXES ON INCOME

     The components of pre-tax income are as follows (millions of dollars):

                                                         YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                         JANUARY 31,  JANUARY 31,  JANUARY 31,
                                                            1996         1995         1994
                                                         ----------   ----------   ----------
        United States..................................     $34.6        $42.8        $35.1
        Foreign........................................      11.6          7.1          7.1
                                                            -----        -----        -----
                                                            $46.2        $49.9        $42.2
                                                            =====        =====        =====

     The provision for taxes on income is summarized as follows (millions of dollars):

                                                         YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                         JANUARY 31,  JANUARY 31,  JANUARY 31,
                                                            1996         1995         1994
                                                         ----------   ----------   ----------
        Current:
          United States................................     $ 4.5        $15.0        $10.6
          Foreign......................................       4.0          2.2          1.5
                                                            -----        -----        -----
                                                              8.5        $17.2        $12.1
        Deferred:
          United States................................       9.4        $ 2.6        $ 4.0
          Foreign......................................      (0.1)         0.2          1.5
                                                            -----        -----        -----
                                                              9.3          2.8          5.5
                                                            -----        -----        -----
               Taxes on income.........................     $17.8        $20.0        $17.6
                                                            =====        =====        =====

     A reconciliation of Federal income tax computed at the statutory 35 percent rate to the actual provision for taxes on income follows (millions of dollars):

                                                         YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                         JANUARY 31,  JANUARY 31,  JANUARY 31,
                                                            1996         1995         1994
                                                         ----------   ----------   ----------
        Federal taxes computed at statutory rate.......     $16.2        $17.5        $14.8
        Increase (decrease) resulting from:
          Tax benefit from net operating loss
             carryforwards.............................       1.2           --         (1.0)
          Tax benefit from foreign sales corporation...      (0.5)         2.4           --
          Expiring foreign net operating loss..........       0.7           --           --
          Effective tax rate differential on earnings
             of consolidated foreign affiliates........      (0.4)         1.4          1.2
          Permanent differences resulting from purchase
             accounting................................       0.9          0.9          0.9
          Consolidated foreign subsidiaries'
             nondeductible operating losses............        --           --          0.6
          Change in valuation allowance for foreign NOL
             carryforward/deferred tax asset...........      (1.9)        (2.4)        (1.3)
          Effect of change in tax rates on deferred tax
             balance...................................        --           --          0.8
          All other items..............................       1.6          0.7          0.7
                                                            -----        -----        -----
               Taxes...................................     $17.8        $20.0        $17.6
                                                            =====        =====        =====

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(7) TAXES ON INCOME -- (CONTINUED)
     Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. The cumulative tax effect of the major items follows (millions of dollars):

                                                                    JANUARY 31,    JANUARY 31,
                                                                       1996           1995
                                                                    -----------    -----------
        Deferred tax assets:
          Nondeductible accrued liabilities......................     $  24.7        $  27.2
          Net operating loss and tax credit carryforwards........         2.8            6.8
          Pension................................................         7.6           10.0
                                                                      -------        -------
             Total gross deferred tax assets.....................        35.1           44.0
          Less valuation allowance...............................        (2.5)          (3.7)
                                                                      -------        -------
             Net deferred tax assets.............................     $  32.6        $  40.3
                                                                      -------        -------
        Deferred tax liabilities:
          Fixed assets, principally due to differences in
             depreciation........................................       (66.3)         (66.7)
          Intangibles............................................        (8.0)          (8.5)
          Inventory..............................................        (2.8)          (3.1)
          All other items........................................        (3.6)          (0.8)
                                                                      -------        -------
             Total gross deferred tax liabilities................       (80.7)         (79.1)
                                                                      -------        -------
             Net deferred tax liabilities........................     $ (48.1)       $ (38.8)
                                                                      =======        =======

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the inability of a foreign subsidiary to fully utilize available net operating loss carryforwards. The subsequent recognition of tax benefits relating to the valuation allowance will be reported in the Consolidated Statement of Operations as opportunities to utilize these carryforwards become more certain.

     Kelsey-Hayes, a subsidiary of K-H Corporation, and the Company are party to a Tax Sharing Agreement. In general, pursuant to the Tax Sharing Agreement, if there is an adjustment, in respect of a taxable period ending on or prior to, the Effective Date, to a consolidated Federal income tax return or to a state or local consolidated, combined or unitary or separate income tax return in which the Company or one of its subsidiaries are included, K-H and Kelsey-Hayes and Varity are responsible for any deficiencies and entitled to receive any refunds resulting from such adjustment (except for adjustments attributable to income taxes for which the Company is responsible as describe above), provided that the Company is required to pay K-H an amount equal to any actual reduction in the income tax liability of the Company or its subsidiaries for any taxable period beginning after the Effective Date resulting from such adjustments. In addition, Varity, K-H and Kelsey-Hayes are responsible for any income taxes resulting to the Company as a result of the spin off of its non-wheel business and the IPO.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(8) LONG-TERM DEBT AND BANK BORROWINGS

     Long-term debt of the Company consists of the following (millions of dollars):

                                                                 JANUARY 31,      JANUARY 31,
                                                                    1996             1995
                                                                 -----------      -----------
        9 1/4% Senior Notes due November 15, 2002...........       $ 100.0          $ 100.0
        Bank revolving loan.................................          28.6             11.0
        Other domestic loans maturing through 1995, weighted
          average interest rate was 6% at January 31,
          1995..............................................            --              1.3
        Various foreign bank and government loans maturing
          through 2003, weighted average interest rate was
          11.9% and 11.2% at January 31, 1996 and 1995,
          respectively......................................           0.4              0.4
                                                                   -------          -------
                                                                     129.0            112.7
        Less current portion................................           0.1              1.3
                                                                   -------          -------
                                                                   $ 128.9          $ 111.4
                                                                   =======          =======

     The Senior Notes provide for mandatory redemption through operation of sinking fund payments on each of November 15, 1999, 2000 and 2001, each equal to 12.5% of the aggregate principal amount of the Senior Notes originally issued, at 100% of the principal amount thereof plus accrued interest. The Senior Notes are senior unsecured obligations of the Company. The Company believes that as of January 31, 1996, the market value of the Senior Notes exceeds their recorded value by approximately 6 to 8 percent.

     The Company entered into a Third Amended and Restated Credit Agreement, dated as of December 15, 1992, and amended and restated as of November 30, 1993, June 10, 1994 and March 24, 1995, among the Company, the Subsidiary Guarantors (as defined therein), the Banks (as defined therein), The Chase Manhattan Bank, N.A. as Agent ("Chase"), and The Bank of Nova Scotia as Co-Agent (the "Third Amended Credit Agreement").

     The Third Amended Credit Agreement provides senior bank financing in the amount of $180 million, consisting of a revolving credit facility of $100 million, including up to $8 million of letters of credit ("Facility A"), to be used for working capital purposes, and a revolving credit facility of $80 million converting to a four year term loan ("Facility B"), to be used for both working capital and capital expenditure purposes. Borrowings under the Third Amended Credit Agreement are unsecured. Borrowings on these facilities bear interest at one of the following rates as selected by the Company: (1) the rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus the LIBOR margin, (2) the rate per annum that is the higher of the Federal Funds Rate plus 1/2% or the prime commercial lending rate of Chase, or (3) the rate quoted under a competitive bid or set rate auction. In addition, the Company pays a facility fee on the total commitment, whether utilized or not. The LIBOR margin and the facility fee are variable depending on the Company's rating as determined by rating agencies or an interest coverage ratio as defined in the agreement. Facility A terminates on March 31, 2000 and all borrowings outstanding at that time are payable in full. Any borrowings outstanding under Facility B as of March 31, 1997 will convert to a four-year term loan, with repayment in sixteen quarterly installments. As of January 31, 1996, the Company had available borrowing capacity under the Third Amended Credit Agreement of $156.9 million, including unused capacity for letters of credit totaling $4.9 million. The Company has also established various other daily unsecured lines of credit. As of January 31, 1996, there was $8.6 million outstanding on these lines.

     Principal repayments during the next five years ending January 31 are as follows (millions of dollars): 1997-$0.1; 1998-$1.6; 1999-$4.4; 2000-$18.4;
2001-$27.9 and thereafter-$76.6. The Company has guaranteed $0.3 million of debt of a minority interest joint venture. Bank borrowings consist of short-term notes of the Company's foreign subsidiaries.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(8) LONG-TERM DEBT AND BANK BORROWINGS -- (CONTINUED)

     During the fourth quarter of Fiscal 1995, the Company entered into a three year notational $10 million interest rate swap whereby the Company pays interest at the three-month LIBOR rate and receives interest at a fixed rate of 5.96%. Fair market value of this agreement was $(0.2) million at January 31, 1996.

(9) LEASES

     The Company leases certain production facilities and equipment under agreements expiring from 1997 to 2001. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 31, 1996 (millions of dollars):

YEAR ENDING JANUARY 31:
- -----------------------
        1997.................................................................   $ 8.2
        1998.................................................................     6.4
        1999.................................................................     5.1
        2000.................................................................     3.8
        2001 and later years.................................................    11.1
                                                                                -----
        Total minimum payments required......................................   $34.6
                                                                                =====

     Rent expense was $7.8 million, $6.0 million and $3.1 million for the years ended January 31, 1996, 1995 and 1994, respectively.

(10) PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The components of net pension cost included in operating results for the years ended January 31, 1996, 1995 and 1994 are as follows (millions of dollars):

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                         JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                            1996          1995          1994
                                                         ----------    ----------    ----------
        Service cost..................................      $ 0.8         $ 1.1         $ 0.9
        Interest on projected benefit obligation......        5.1           4.7           4.8
        Actual return on plan assets..................       (5.0)         (1.6)         (2.7)
        Net amortization and deferral.................        3.1          (0.3)          0.6
                                                            -----         -----         -----
          Net pension cost............................      $ 4.0         $ 3.9         $ 3.6
                                                            =====         =====         =====
        Discount rate.................................       7.50%         8.25%         7.50%
        Assumed rate of return........................       9.00%         8.50%         8.25%

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(10) PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS --
     (CONTINUED)

     The following table sets forth the plans' funded status (millions of dollars):

                                                                    JANUARY 31,    JANUARY 31,
                                                                       1996           1995
                                                                    -----------    -----------
        Actuarial present value of benefit obligations:
        Vested employees.........................................      $ 56.5         $ 52.5
        Nonvested employees......................................         9.2            8.8
                                                                       ------         ------
        Accumulated benefit obligation...........................        65.7           61.3
        Projected benefit obligation.............................        67.6           63.2
        Plan assets at fair value (principally listed stocks and
          bonds).................................................       (38.0)         (28.4)
                                                                       ------         ------
        Projected benefit obligation in excess of plan assets....        29.6           34.8
        Unrecognized net losses..................................        (4.8)          (4.1)
        Unrecognized prior service cost..........................        (4.3)          (4.8)
        Adjustment required to recognize minimum liability.......         7.1            6.8
                                                                       ------         ------
             Accrued pension cost................................      $ 27.6         $ 32.7
                                                                       ======         ======

     The Company's defined benefit pension plans generally provide benefits based on years of service. The projected unit credit funding method was used. Prior service costs and actuarial gains and losses are generally amortized over the average remaining service period of active employees.

     Effective January 1, 1995, the Company modified the defined benefit Salaried Pension Plan to freeze credited service and remove salary caps that had been instituted in 1991. Assumed rates of increase in future compensation levels for the Salaried Pension Plan range from 5 percent to 6 percent. In conjunction with this change, the Company increased the basic contribution of the existing salaried defined contribution plan.

     The Company provides pension benefits to substantially all domestic employees. Certain of these plans include participants of both the Company and Kelsey-Hayes. Accordingly, only the assets, liabilities and pension costs related to the Company's participants in such combined plans have been included above, as determined by the Company's actuary. The Company intends to transfer the assets and liabilities related to Kelsey-Hayes participants to separate Kelsey-Hayes' plans in accordance with ERISA requirements.

     The Company also has contributory employee retirement savings plans covering substantially all of its employees. The employer contribution is determined at the discretion of the Company and totaled approximately $2.7 million, $0.9 million and $0.9 million for the years ended January 31, 1996, 1995 and 1994, respectively.

     The Company provides comprehensive medical and group life benefits to certain of its United States retirees who elect to participate in the Company's medical and group life plans. The medical plan contributions are adjusted periodically; the life insurance plan is non-contributory. During Fiscal 1994, the Company entered into a labor agreement which capped the cost of retiree health care effective February, 1997. The amounts shown below reflect the effects of this capping.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(10) PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS --
     (CONTINUED)
     For the year ended January 31, 1996, 1995 and 1994, the components of postretirement benefits expense (income) were as follows:

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                         JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                            1996          1995          1994
                                                         ----------    ----------    ----------
        Service cost (benefits earned during the
          period).....................................     $  0.3        $  0.6         $0.7
        Interest cost on accumulated postretirement
          benefit obligations.........................        2.6           2.6          4.7
        Net amortization..............................       (4.1)         (3.8)          --
                                                           ------        ------         ----
             Total....................................     $ (1.2)       $ (0.6)        $5.4
                                                           ======        ======         ====
        Discount rate.................................       7.50%         8.25%        7.50%

     At January 31, 1996 and 1995, the recorded actuarial liabilities for these postretirement benefits are as follows:

                                                                    JANUARY 31,    JANUARY 31,
                                                                       1996           1995
                                                                    -----------    -----------
        Retirees.................................................      $22.6          $20.1
        Fully eligible active participants.......................        4.6            4.0
        Other active participants................................       10.2            9.1
                                                                       -----          -----
             Subtotal............................................      $37.4          $33.2
        Unamortized gains (losses)...............................        9.8           21.2
                                                                       -----          -----
             Total...............................................      $47.2          $54.4
                                                                       =====          =====

     The assumed health care cost trend was 8.0% (9.0% at January 31, 1995) and was assumed to decrease by 1% per annum to an ultimate rate of 6%. This assumption was modified in the case of the plan that was capped. The Company estimates an increase in the assumed health care cost trend rate of 1 percentage point per year would increase the accumulated postretirement benefit obligation as of January 31, 1996 and 1995 by $0.1 million but would have no effect on the aggregate of the service and interest components of postretirement benefit expense for the year ended January 31, 1996 and 1995.

     One of the Company's European subsidiaries provides benefits to its employees through unfunded retirement arrangements. At January 31, 1996 and 1995, $4.4 million and $3.6 million, respectively, were accrued for such obligations.

(11) NONRECURRING CHARGES

     During the fourth quarter of the year ended January 31, 1996, the Company recognized nonrecurring charges of $3.6 million. These charges include a $1.4 million provision associated with the restructuring of the North American Aluminum Wheel Group and $2.2 million of charges associated with the Varity Corporation proposal to purchase the Company's outstanding shares not owned by Varity Corporation, which was made on September 27, 1995, and withdrawn on February 5, 1996.

(12) CONTINGENCIES

     The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(12) CONTINGENCIES -- (CONTINUED)
     Kelsey-Hayes, and in some cases K-H, have agreed to indemnify the Company for certain liabilities related to the spin off of businesses and assets from K-H in connection with the IPO described in Note 1, including liabilities related to certain divested businesses; however, the Company remains contingently liable for certain liabilities in the event that Kelsey-Hayes were unable to satisfy its obligations to pay such costs. Included among such contingent liabilities are liabilities related to environmental clean-up costs (including certain Superfund sites), medical and other welfare benefits, recall and warranty costs, product liability claims and certain obligations under defined benefit plans. However, K-H, principally a holding company, and Kelsey-Hayes are each indebted to third parties, which may affect their ability to pay certain contingent liabilities related to the business and assets retained by the Company in connection with the spin off, if they were required so to do.

     On October 26, 1993, the Company consummated the transactions contemplated by the Joint Venture Agreement, dated February 16, 1993, as amended, between the Company and Nova Hut, a.s. ("Nova Hut"), respecting a joint venture in the Czech Republic through Hayes Wheels Autokola NH, a.s., a Czech joint stock company, which is owned 55% by Nova Hut and 45% by the Company. On November 12, 1993, Autokola entered into an Investment Agreement with International Finance Corporation ("IFC") under which it has borrowed 63,000,000 Deutsche Marks. Autokola has pledged substantially all of its assets as collateral for these borrowings.

     In connection with the Investment Agreement, the Company executed and delivered various other agreements. Under a Project Funds Agreement, dated November 12, 1993, among Autokola, Nova Hut, the Company and IFC, the Company agreed to provide funds, if required, for the completion of the Project as defined in, and to be funded by, the Investment Agreement, not to exceed 61,000,000 Deutsche Marks. The Project Funds Agreement will terminate when the Project is completed and certain other conditions are satisfied, which the Company believes will occur during 1997. Under a Fee Clawback Agreement among Autokola, the Company and IFC, the Company agreed to return to Autokola after completion of the Project certain fees (primarily fees for marketing assistance and license fees) to the extent that Autokola requires them to service certain portions of its indebtedness to IFC. Under a Subordination Agreement between Autokola, Nova Hut, the Company and IFC, the Company agreed to subordinate Sponsor Indebtedness, as defined therein (including certain present and future indebtedness of Autokola to the Company and certain fees to be paid by Autokola to the Company), to specified indebtedness of Autokola under the Investment Agreement.

     The union contract at one of the Company's plants is due to expire in February 1997. Based on management's experience, negotiation of a new contract is anticipated without a work stoppage. Union contracts covering approximately 14% of the Company's workforce are renewable in 1997.

(13) ACQUISITIONS AND DIVESTITURES

     In Fiscal 1995, the Company increased its ownership in Ruedas de Venezuela, C.A. to 49% at a cost of $1.4 million, which included capital equipment, tooling and a cash contribution.

     In Fiscal 1995, the Company also purchased a 40% interest in Kelsey-Hayes de Mexico, S.A. de C.V. ("KHDM") from Varity Corporation's subsidiary, Kelsey-Hayes Company. Prior to this purchase, KHDM spun off its non-wheel business, leaving KHDM with only its wheel business. KHDM was then renamed Hayes Wheels de Mexico, S.A. de C.V. Prior to this purchase, the Company received from Kelsey-Hayes annual fees for services rendered to KHDM. Total investment by the Company in Hayes Wheels de Mexico, S.A. de C.V. is $2.2 million.

     In Fiscal 1994, the Company purchased a brake controller business from Kelsey-Hayes Company. The purchase price of $2.0 million included inventory, tooling and patents and was paid in cash.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(13) ACQUISITIONS AND DIVESTITURES -- (CONTINUED)
     In Fiscal 1993, the Company purchased the remaining 10% interest in Hayes Wheels de Espana, S.A. from an unrelated party at a cost of $0.2 million.

(14) STOCK INCENTIVE PLAN

     Prior to the IPO, the Company adopted the Hayes Wheels International, Inc. 1992 Stock Incentive Plan (the "Plan"), under which up to 500,000 shares of Common Stock are available for issuance with respect to awards granted to officers, management and other key employees of the Company. Incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified stock options, may be granted under the Plan. Other awards denominated in the Common Stock of the Company may be made, including stock appreciation rights, restricted stock, performance awards and other stock-based incentive awards. Information with respect to the Plan is summarized below:

                                                                    FAIR MARKET     PREMIUM
                                                                   VALUE OPTIONS    OPTIONS
                                                                   -------------    -------
        Outstanding at January 31, 1994.........................       28,050        84,100
        Granted.................................................       19,600       100,300
        Exercised...............................................           --            --
                                                                      -------       -------
        Outstanding at January 31, 1995.........................       47,650       184,400
        Granted.................................................       35,100        97,900
        Exercised...............................................           --            --
        Expired.................................................      (10,000)      (30,000)
                                                                      -------       -------
        Outstanding at January 31, 1996.........................       72,750       252,300
                                                                      =======       =======

     At January 31, 1996, options for 154,400 shares were exercisable under the plan. At that date, total shares of Common Stock available for granting of stock options was 174,950.

     Fair Market Value Options outstanding at January 31, 1996, become exercisable three years from the date of grant and have a weighted average exercise prices ranging from $18.38 to $31.88.

     Premium Options issued on or after May 12, 1995, become exercisable at the earlier of nine years after the date of grant or on the date following the tenth day that the Company's stock price equals or exceeds a market price calculated using a Black-Scholes Model applied to a market calculated average. The market price under this model was $27.21 for premiums options issued in 1995. Premium Options issued before May 12, 1995, vest one year from the date of grant and are issued at an exercise price which, for 1994, was 35% higher than a market calculated average. Premium Options outstanding at January 31, 1996 have a weighted average exercise price ranging from $18.38 to $39.88.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(15) INFORMATION BY GEOGRAPHIC AREA

     The Company operates principally in one segment -- the design, manufacture and supply of wheels to original equipment manufacturers of automobiles and light trucks. Operating data and identifiable assets by geographic area follow (millions of dollars):

                                                                       EARNINGS BEFORE TAXES                    YEAR-END
                                 REVENUE(1)(2)                             ON INCOME(3)                    IDENTIFIABLE ASSETS
                    ---------------------------------------   ---------------------------------------   -------------------------
                    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                    JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                       1996          1995          1994          1996          1995          1994          1996          1995
                    -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
United States.....    $ 527.3       $ 474.9       $ 373.2       $  48.4       $  54.6       $  45.5       $ 552.8       $ 516.3
Europe(4).........       83.8          62.7          55.0          12.8           8.7          10.3          77.5          69.1
                      -------       -------       -------       -------       -------       -------       -------       -------
Geographic area
  totals..........      611.1         537.6         428.2          61.2          63.3          55.8         630.3         585.4
General
  corporate(5)....         --            --            --            --            --         (24.6)          3.6           4.2
Interest
  expense.........         --            --            --         (15.0)        (13.4)        (13.6)           --            --
                      -------       -------       -------       -------       -------       -------       -------       -------
Consolidated
  totals..........    $ 611.1       $ 537.6       $ 428.2       $  46.2       $  49.9       $  17.6       $ 633.9       $ 589.6
                      =======       =======       =======       =======       =======       =======       =======       =======

- -------------------------
(1) Transfers between geographic areas were not material.

(2) Sales were made to three major automotive customers each in amounts exceeding 10 percent of total sales. Sales to one of these customers totaled $197.6 million in fiscal 1995, $180.3 million in fiscal 1994 and $133.8 million in fiscal 1993. Sales to another customer totalled $161.0 million in fiscal 1995, $130.5 million for fiscal 1994 and $102.0 million for fiscal 1993. Sales to a third major customer totaled $129.1 million in fiscal 1995, $122.5 million for fiscal 1994 and $101.0 million for fiscal 1993.

(3) After adjustment for minority interest, Europe's result's for Fiscal 1993 include a gain of $1.6 million related to the sale of an affiliate.

(4) Europe includes only Italy and Spain.

(5) General corporate expenses include the one-time, non-cash charges for adoption of SFAS 106 and SFAS 112. General corporate assets are unamortized debt issuance costs.

(16) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following represents the Company's quarterly results (millions of dollars, except per share amounts):

                                                                  QUARTERS ENDED
                        ---------------------------------------------------------------------------------------------------
                        APRIL 30,   JULY 31,   OCTOBER 31,   JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,   JANUARY 31,
                          1995        1995        1995          1996         1994        1994        1994          1995
                        ---------   --------   -----------   -----------   ---------   --------   -----------   -----------
Net Sales..............  $ 159.7     $ 151.4     $ 157.9       $ 142.1      $ 133.0     $ 125.1     $ 140.3       $ 139.2
Gross profit...........     26.6        23.0        25.2          22.9         25.1        23.2        24.8          23.1
Net income.............      8.3         7.2         8.0           4.9          7.9         7.2         7.9           6.9
Net income per share...     0.47        0.41        0.46          0.28         0.45        0.41        0.45          0.39

(17) SUBSEQUENT EVENT

     On March 28, 1996, the Company entered into an agreement and plan of merger (the "Merger Agreement") which provides for the recapitalization of the Company and simultaneous merger with MWC Holdings, Inc. ("Holdings"). By virtue of the merger, each share of the Company's Common Stock outstanding at the effective time of the merger will be converted into $28.80 in cash and one-tenth of one share of the common stock of the surviving corporation. The transactions contemplated by the Merger Agreement are expected to be financed with proceeds to be received from (i) the sale by the Company to certain investors of $200 million of Series A Preferred Stock, par value $0.01 per share, of the Company (which will be converted into 6,250,000 shares of the common stock of the Surviving Corporation upon consummation of the merger) and warrants to purchase shares of the Company's new common stock at $48.00 per share commencing on the fourth anniversary of the effective date of the merger and ending on the seventh

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                      ------------------------------------

(17) SUBSEQUENT EVENT -- (CONTINUED)
anniversary thereof, (ii) borrowings of $459.1 million under a new credit facility to be entered into by the Company and (iii) the proceeds of the public offering of up to $250 million of subordinated debt. The Company will also retire its existing bank credit agreement and offer to repurchase its outstanding 9 1/4% Senior Notes due 2002. In accordance with generally accepted accounting principles the transactions contemplated by the Merger Agreement will result in the carryover of the Company's assets and liabilities at their historical basis. Also, in connection with the merger, the Company intends to adopt a new stock option plan, providing for the granting to certain officers and key employees of stock options to purchase shares in an aggregate amount not to exceed 10% of the shares of common stock of the surviving corporation.

     The Merger Agreement provides for the merger of Holdings with and into the Company, at which time the separate corporate existence of Holdings shall thereupon cease and the Company will continue as the surviving corporation. The Company will issue 3,125,000 new common shares plus warrants for all of the outstanding shares of Holdings. Upon consummation of the merger, existing holders of the Company's common stock will own approximately 15.8% of the shares of the surviving corporation, common stock, without giving effect to the warrants or any employee stock options. The Company will account for the merger with Holdings as a purchase. In connection with the merger and related new debt borrowings, all of Holdings' outstanding debt is expected to be refinanced.

     Consummation of the merger is subject to various conditions, including: (i) receipt of approval of the Merger Agreement by the stockholders of the Company and Holdings; (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
(iii) effectiveness of a Registration Statement; (iv) receipt of the requisite financing; and (v) satisfaction of certain other conditions.

             RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Hayes Wheels International, Inc.

The Consolidated Financial Statements of Hayes Wheels International, Inc. and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such include amounts based on judgments of management. Financial information in the Company's Annual Report on Form 10-K is consistent with that in the Consolidated Financial Statements.

Management is further responsible for maintaining a system of internal accounting controls, designed to provide reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are carefully followed. From a stockholder's point of view, perhaps the most important feature in the system of control is that it is continually reviewed for its effectiveness, the careful selection and training of qualified personnel, and a program of internal audit. KPMG Peat Marwick LLP, an independent auditing firm, is engaged to audit the Consolidated Financial Statements of Hayes Wheels International, Inc. and its subsidiaries and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards, which includes reviews of various aspects of the control system and makes test checks of compliance. The Independent Auditors' Report appears on the following page.

The Board of Directors, through the Audit Committee (which is comprised entirely of non-employee Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the Consolidated Financial Statements. The Committee selects the independent auditors annually. In addition, the Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each to ensure that each is properly discharging its responsibilities.

It is management's conclusion that the system of internal accounting controls at January 31, 1996 provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, KPMG Peat Marwick LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.

              R. Cucuz                                       W.D. Shovers
President and Chief Executive Officer                   Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Hayes Wheels International, Inc.

We have audited the accompanying consolidated balance sheets of Hayes Wheels International, Inc. and subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended January 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Wheels International, Inc. and subsidiaries as of January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year-period ended January 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting in 1994 for certain inventory from the LIFO method to the FIFO method. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed its methods of accounting effective February 1, 1993, to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions and SFAS No. 112, Employers' Accounting for Postemployment Benefits.

                                            KPMG Peat Marwick LLP

February 23, 1996
except for Note 17,
which is as of
March 28, 1996.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                         DESCRIPTION
- ------     -----------------------------------------------------------------------------------
   12      Computation of Ratios.
   22      Subsidiaries of the Company.
   23      Consent of KPMG Peat Marwick LLP.
   24      Powers of Attorney.
   27      Financial Data Schedule.