Form 10-Q
period 1996-04-30
HAYES WHEELS INTERNATIONAL INC
filed 1996-06-07
CIK 893670

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


/X/  QUARTERLY  REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the quarterly period ended APRIL 30, 1996


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transition period from ___________________ to __________________

                        Commission file number: 1-11592

                        HAYES WHEELS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                             13-3384636
(State or other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                             Identification No.)


                            38481 HURON RIVER DRIVE,
                            ROMULUS, MICHIGAN  48174
               (Address of Principal Executive Offices)(Zip Code)


Registrant's telephone number, including area code:  (313) 941-2000




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 15, 1996 WAS 17,574,000 SHARES.

================================================================================

                      This report consists of 19 pages.

                 Exhibit 27 is filed as part of this report.

                        HAYES WHEELS INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION:                                                                                    PAGE
   Item 1.       Financial Statements

                 Consolidated Statements of Operations .........................................................     3

                 Consolidated Balance Sheets ...................................................................     4

                 Consolidated Statements of Cash Flows .........................................................     5

                 Notes to Consolidated Financial Statements ....................................................     6

   Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations .........     8


PART II  OTHER INFORMATION:

   Item 1.       Legal Proceedings .............................................................................    10

   Item 2.       Changes in Securities .........................................................................    10

   Item 3.       Defaults upon Senior Securities ...............................................................    10

   Item 4.       Submission of Matters to a Vote of Security-Holders ...........................................    10

   Item 5.       Other Information .............................................................................    10

   Item 6.       Exhibits and Reports on Form 8-K ..............................................................    19



SIGNATURES .....................................................................................................    19

UNLESS OTHERWISE INDICATED REFERENCES TO THE "COMPANY" MEAN HAYES WHEELS INTERNATIONAL, INC. AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY'S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 1996 MEANS THE PERIOD BEGINNING FEBRUARY 1, 1996, AND ENDING JANUARY 31, 1997).

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED APRIL 30,
                                                             1996      1995
                                                            -------   -------
    Net sales ............................................  $ 156.2   $ 159.7
    Cost of goods sold ...................................    133.6     133.1
                                                            -------   -------
         Gross profit ....................................     22.6      26.6

    Marketing, general and administration ................      7.8       7.6
    Engineering and product development ..................      1.8       1.3
    Other (income) expense                                     (0.5)      0.2
                                                            -------   -------
         Earnings from operations ........................     13.5      17.5

    Interest expense, net ................................      3.6       3.8
                                                            -------   -------
         Income before taxes on income ...................      9.9      13.7
    Income tax provision .................................      3.8       5.4
                                                            -------   -------

         Net income ......................................  $   6.1   $   8.3
                                                            =======   =======

      Per share income:
      Net income .........................................  $  0.35   $  0.47
                                                            =======   =======

      Weighted average shares outstanding (in thousands)..   17,574    17,574
                                                            =======   =======

      Dividends declared per share .......................  $ 0.015   $ 0.015
                                                            =======   =======




          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (MILLIONS OF DOLLARS)



                                                                        APRIL 30,  JAN. 31,
                                                                           1996      1996
                                                                        --------   -------
                                                                       (UNAUDITED)
                    ASSETS
                    ------
Current assets:
      Cash and cash equivalents ...................................      $   0.8  $   1.8
      Receivables (less allowance of $0.1 million at April 30, 1996
       and January 31, 1996) ......................................        113.4    109.6
      Inventories (Note 3) ........................................         52.5     58.9
      Prepaid expenses and other ..................................          8.8      9.9
                                                                         -------  -------
             Total current assets .................................        175.5    180.2
Property, plant and equipment:
      Land ........................................................         18.6     18.3
      Buildings ...................................................         77.9     76.8
      Machinery and equipment .....................................        341.7    319.7
                                                                         -------  -------
                                                                           438.2    414.8
      Accumulated depreciation ....................................       (117.3)  (110.4)
                                                                         -------  -------
             Net property, plant and equipment ....................        320.9    304.4
Goodwill and other assets .........................................        152.5    149.3
                                                                         -------  -------
      Total assets ................................................      $ 648.9  $ 633.9
                                                                         =======  =======


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
      Bank borrowings .............................................      $   1.2  $   4.1
      Current portion of long-term debt ...........................          0.1      0.1
      Accounts payable and accrued liabilities ....................        115.1    125.5
                                                                         -------  -------
             Total current liabilities ............................        116.4    129.7
Noncurrent liabilities:
      Long-term debt ..............................................        152.5    128.9
      Deferred income taxes .......................................         48.9     48.1
      Pension and other long-term liabilities .....................         80.0     81.8
                                                                         -------  -------
             Total noncurrent liabilities .........................        281.4    258.8
Commitments and contingencies (Note 4)
Stockholders' equity:
      Preferred stock, 25,000,000 shares authorized, none issued ..           --       --
      Common stock, par value $0.01 per share:
             Authorized 50,000,000 shares
             Issued and outstanding, 17,574,000 shares ............          0.2      0.2
      Additional paid in capital ..................................        198.5    198.5
      Retained earnings ...........................................         55.6     49.6
      Foreign currency translation adjustment .....................         (0.6)    (0.3)
      Pension liability adjustment ................................         (2.6)    (2.6)
                                                                         -------  -------
             Total stockholders' equity ...........................        251.1    245.4
                                                                         -------  -------
      Total liabilities and stockholders' equity ..................      $ 648.9  $ 633.9
                                                                         =======  =======


          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)




                                                               THREE MONTHS ENDED APRIL 30,
                                                                      1996       1995
                                                                      ----       ----
Cash flows from operating activities:
 Net income ...................................................     $   6.1    $   8.3
 Adjustments to reconcile net income  to net
   cash provided by (used for) operating activities:
   Depreciation ...............................................         7.3        6.3
   Amortization of intangibles and debt issue costs ...........         1.5        1.5
   Increase in deferred taxes .................................         0.9        1.1
   Changes in operating assets and liabilities:
      Increase in receivables .................................        (3.8)     (16.4)
      Decrease in inventories .................................         5.4        3.1
      Decrease in prepaid expenses and other ..................         1.1        0.5
      Decrease in accounts payable and accrued liabilities ....       (11.1)     (13.3)
      Decrease (Increase) in other long-term liabilities ......        (1.9)       0.1
                                                                    -------    -------
      Cash provided by (used for) operating activities ........         5.5       (8.8)

Cash flows from investing activities:
   Acquisition of property, plant and equipment ...............       (23.4)      (6.9)
   Other, net.... .............................................        (3.5)      (1.7)
                                                                    -------    -------
      Cash used for investing activities ......................       (26.9)      (8.6)

Cash flows from financing activities:
   Decrease in foreign bank borrowings and loans ..............        (2.9)      (2.5)
   Dividend paid to stockholders ..............................        (0.3)      (0.3)
   Increase in bank revolving loan & other domestic loans .....        23.6       27.3
                                                                    -------    -------
      Cash provided by financing activities ...................        20.4       24.5
Effect of exchange rate changes on cash and cash equivalents ..          --        --
                                                                    -------    -------
      Increase (decrease) in cash and cash equivalents ........        (1.0)       7.1
Cash and cash equivalents at beginning of year ................         1.8        0.5
                                                                    -------    -------
Cash and cash equivalents at end of period ....................     $   0.8    $   7.6
                                                                    =======    =======

Supplemental data:
   Cash paid for interest .....................................     $   1.2    $   1.3
   Cash paid for income taxes .................................     $   0.1    $   0.3



          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)


(1) BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 1996, and January 31, 1996, and the results of its operations and cash flows for the three months ended April 30, 1996 and 1995. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. Results for interim periods are not necessarily indicative of those to be expected for the year.


(2)  SUMMARY OF ACCOUNTING PRINCIPLES

     Effective February 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements.

     During 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". Effective for fiscal years beginning after December 15, 1995, SFAS No. 123 encourages companies to include the fair value of any stock awards issued as compensation expense within their income statements. Companies that choose to remain with Accounting Principles Board Opinion No. 25 (which uses the intrinsic value method to account for stock awards) must disclose pro forma net income and earnings per share as if the fair value of the award had been included as compensation expense. The Company anticipates remaining with the intrinsic value method.


(3) INVENTORIES

     The major classes of inventory are as follows:

                                                           APRIL 30,    JAN. 31,
                                                            1996          1996
                                                           --------     -------
     Raw materials........................................ $ 21.4       $ 19.7
     Work-in-progress.....................................   13.2         13.5
     Finished goods.......................................   17.9         25.7
                                                           ------       ------

              Total....................................... $ 52.5       $ 58.9
                                                           ======       ======
(4)  COMMITMENTS AND CONTINGENCIES

     At April 30, 1996, management believes that the Company was in compliance with its various financial covenants. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending April 30, 1997. See Note (5) Subsequent Events for additional disclosure regarding future contingencies.

     The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(5)  SUBSEQUENT EVENTS

     On March 28, 1996, Hayes and Holdings entered into a definitive merger agreement (the "Merger Agreement"), pursuant to which (i) Holdings common stock will be converted into 3,125,000 shares of newly issued common stock of the Company (the "New Common Stock") and 1,150,000 warrants of the Company (the "Warrants") with each Warrant entitling the holder thereof to purchase one share of New Common Stock at a price of $48.00 during the period commencing on the fourth anniversary of the effective time of the Merger and ending on the seventh anniversary thereof, (ii) Motor Wheel will become a wholly owned subsidiary of Hayes and (iii) each outstanding share of common stock of Hayes will be converted into the right to receive $28.80 in cash and 1/10th of one share of New Common Stock (collectively, the "Merger"). It is anticipated that substantially all of Hayes' and Motor Wheel's existing indebtedness will be refinanced in connection with the Merger. The Merger and the related transactions are expected to be financed with (i) senior secured credit facilities (the "Credit Agreement") consisting of term loan facilities (the "Term Loan Facilities") and a revolving credit facility (the "Revolving Credit Facility"), (ii) new senior subordinated debt and (iii) new equity investments (collectively, the "Financing"). In connection with the Merger, Hayes has commenced a tender offer (the "Debt Tender") to repurchase all $100 million principal amount of its 9 1/4% Senior Notes due 2002 (the "Hayes Senior Notes") and Motor Wheel intends to redeem all $125 million principal amount of its
11 1/2% Senior Notes due 2000 (the "Motor Wheel Senior Notes") pursuant to their terms (the "Motor Wheel Redemption"). The Merger, the Financing, the Debt
Tender and the Motor Wheel Redemption are hereinafter collectively referred to
as the "Transactions."      Also,  in connection with the Merger, the Company
intends to adopt a new stock option plan, providing for the granting to certain officers and key employees of stock options to purchase shares in an aggregate amount not to exceed 10% of the shares of common stock of the surviving corporation.

     In accordance with generally accepted accounting principles, the transactions contemplated by the Merger Agreement will result in the carryover of the Company's assets and liabilities at their historical basis. The Company will account for the Merger with Holdings as a purchase. In connection with the Merger and related new debt borrowings, all of Holdings' outstanding debt is expected to be refinanced.

     Consummation of the Merger is subject to various conditions, including: (i) receipt of approval of the Merger Agreement by the stockholders of the Company and Holdings; (ii) effectiveness of a Registration Statement; (iii) receipt of the requisite financing; and (iv) satisfaction of certain other conditions.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1995

     The Company's net sales for the first quarter of fiscal 1996 decreased by $3.5 million or 2% compared to the first quarter of fiscal 1995. These results were due to the strike at General Motors resulting in a sales reduction of approximately $12 million, largely offset by increased volume at other customers in North America. Management believes that, excluding the effects of such strike, the Company's first quarter 1996 net sales would have been higher than its net sales for the first quarter of 1995, in spite of lower industry production volumes during the first quarter of 1996. Management believes that substantially all of such strike-reduced sales will be realized during the remainder of fiscal 1996. During the last half of fiscal 1995, the Company launched significant new programs that resulted in increased sales in the first quarter of 1996.

     The Company's gross profit for the first quarter of fiscal 1996 decreased to $22.6 million or 14.5% of net sales compared to $26.6 million or 16.7% of net sales for the first quarter of fiscal 1995. The decrease in margin percentage is attributable to production losses resulting from the General Motors strike and an equipment issue in March 1996 associated with the fabricated aluminum line at the Romulus, Michigan facility. The Company has resolved this production issue while meeting all delivery requirements with no quality issues.

     Engineering and product development expenses increased $0.5 million in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. This increase is the result of reduced customer recovery on engineering expenses relating to the timing of new programs.

     Other (income) expense for the first quarter of fiscal 1996 improved $0.7 million from the same period in fiscal 1995. This improvement is due primarily to timing of the sales of molds in the Company's European operations and the timing of receipt of royalties from one of the Company's technology licensees.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company provided $5.5 million in cash from operations during the first quarter of fiscal 1996 an improvement of $14.3 million from the same period in fiscal 1995. In the first quarter of fiscal 1995, the Company experienced high working capital usage due to increased sales volume. The improvement between 1995 and 1996 represents a smaller increase in working capital, primarily accounts receivable, for the first quarter of fiscal 1996 due to lower sales.

     Capital expenditures for the quarter amounted to $23.4 million. These capital expenditures included the acquisition of machinery and equipment primarily for additional production capacity at our North American facilities to meet future customer requirements for fabricated aluminum and FFM wheels. The Company anticipates that total capital expenditures for fiscal 1996 will be approximately $68.0 million.

     The Company is a party to an unsecured credit agreement providing (a) a two-year term facility of $80 million, which expires and converts to a four-year term loan on March 31, 1997, and (b) a five-year revolving facility of $100 million, including unused capacity for letters of credit totaling $8 million, which expires on March 31, 2000, at which time all loans outstanding thereunder are payable in full. As of April 30, 1996, the Company had available borrowing capacity under this agreement of $157.1 million, including unused letters of credit totaling $5.1 million. The Company has also established other daily unsecured lines of credit. As of April 30, 1996, there was $32.2 million outstanding under these lines. The Company also has outstanding $100,000,000 principal amount of 9 1/4% Senior Notes due 2002. It is expected that all of the indebtedness described in this paragraph will be refinanced, as described below, when the Merger, described in Note 5 to the Notes to Financial Statements, is consummated.

     At April 30, 1996, management believes that the Company was in compliance with its various financial covenants under the agreements pursuant to which it may currently borrow money. Management expects that the Company will remain in material compliance with these as long as such agreements remain in effect.

     Approximately $902.0 million (which amount has been estimated assuming the Merger and related transactions occurred as of April 30, 1996) is expected to be required to finance the transactions contemplated by the Merger Agreement (including the cash consideration in the merger of $28.80 per share of the Company's common stock to be paid to the holders thereof and the refinancing of
the Company's and Holdings' existing indebtedness).    The Company and Holdings
currently anticipate that such transactions will be funded by (a) the proceeds of the sale by the Company for $200 million of 200,000 shares of its Series A Preferred Stock, par value $0.01 per share (which will be converted, into 6,250,000 shares of New Common Stock in connection with the merger) and warrants, each warrant entitling the holder thereof to purchase one share of the New Common Stock at $48.00 per share, commencing on the fourth anniversary of the Effective Time of the Merger and ending on the seventh anniversary thereof, (b) approximately $452.0 million of bank borrowings by the Company pursuant to senior secured credit facilities with a group of banks led by Canadian Imperial Bank of Commerce and Merrill Lynch Capital Corporation, which facilities will provide for aggregate commitments of up to $645.0 million and (c) the proceeds of the public offering by the Company of $250 million of senior subordinated notes. The Company and Holdings are currently arranging such financing and, if such financing is obtained on the terms currently contemplated, the Company and Holdings believe that it will be sufficient to fund the transactions contemplated by the Merger Agreement and to provide for the surviving corporation's expected working capital needs. The Company and Holdings expect that the terms of the financing, which include certain operating and financial restrictions, and the increased indebtedness and higher leverage ratio of the Company following the Merger, may have the effect of reducing the flexibility of the Company to respond to changing business and economic conditions, as well as limiting capital expenditures. The Company expects that amounts borrowed in connection with such financing will be repaid from cash flow generated by the Company's operations. If the Merger is consummated, the declaration of regular quarterly dividends will be discontinued.

     In the event that the Merger is not consumated, during the next five years, the Company believes that its cash requirements for working capital, capital expenditures, dividends (if any), interest and debt repayments will be met through internally generated funds and utilization of available borrowing sources.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders

         None.

Item 5.  Other Information

         First Quarter Pro Forma Combined Condensed Financial Data

The Unaudited Pro Forma Combined Statement of Operations of the Company for the three months ended April 30, 1996 (the "Pro Forma Statements of Operations") and the Unaudited Pro Forma Combined Balance Sheet of the Company as of April 30, 1996 (the "Pro Forma Balance Sheet" and, together with the Pro Forma Statement of Operations, the "Pro Forma Financial Statements") have been prepared to illustrate the estimated effect of the Transactions and the Holdings 1995 Recapitalization. The Pro Forma Financial Statements do not reflect any expected cost savings from the Motor Wheel plant closures and capacity rationalizations that have been completed or are substantially underway (the "Motor Wheel Restructuring") or synergies that are expected to result from the Transactions. The Pro Forma Statement of Operations give pro forma effect to the Transactions and the Holdings 1995 Recapitalization as if they had occurred on February 1, 1996. The Pro Forma Balance Sheet gives pro forma effect to the Transactions as if they had occurred on April 30,1996. The Pro Forma Financial Statements do not purport to be indicative of the results of operations or financial position of the Company that would have actually been obtained had such transactions and the Holdings 1995 Recapitalization been completed as of the assumed dates and for the period presented, or which may be obtained in the future. The pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that Hayes and Holdings management believe are reasonable.

HAYES WHEELS INTERNATIONAL, INC.
UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
(IN MILLION OF DOLLARS EXCEPT PER SHARE DATA)




                                                                 HISTORICAL                            PRO FORMA (A)(B)(C)
                                                    ----------------------------------------  -------------------------------------

                                                         COMPANY              HOLDINGS
                                                    THREE MONTHS ENDED   THREE MONTHS ENDED    ADJUSTMENTS            COMBINED
                                                      APRIL 30, 1996       MARCH 31, 1996
                                                    -------------------------------------------------------------------------------
                                                                                                        (SEE NOTE 1)
Net sales                                                 $156.2                $79.6              --                   235.8
Cost of goods sold                                         133.6                 73.5             (2.1)(D)              205.0
                                                           -----                -----            -----                  -----


  Gross profit                                              22.6                  6.1              2.1                   30.8

Marketing, general and administration                        7.8                  4.1             (0.5)(E)               11.4

Engineering and product development costs                    1.8                  1.3             (0.4)(E)                2.7

Other expense (income), net                                 (0.5)                 0.6              --                     0.1
                                                           -----                -----            -----                  -----

  Earnings (loss) from operations                           13.5                  0.1              3.0                   16.6

Interest expense                                             3.6                  4.3              9.9 (F)               17.8
                                                           -----                -----            -----                  -----

  Earning (loss) before taxes on income                      9.9                 (4.2)            (6.9)                  (1.2)

  Income tax provision (benefit)                             3.8                 --               (4.3)(G)               (0.5)
                                                           -----                -----            -----                  -----

  Net income (loss)                                         $6.1                ($4.2)           ($2.6)                 ($0.7)
                                                           -----                -----            -----                  -----

Earnings (loss) per share (H)                              $0.35              ($3,843)                                 ($0.63)
OPERATING AND OTHER DATA:
EBITDA (1) (H)                                             $22.3                 $5.5             $1.6                  $29.4
Depreciation and amortization                                8.8                  4.5             (1.4)                  11.9
Capital expenditures, tooling and dunnage                   23.4                  2.5              --                    25.9
Cash interest expense                                        3.4                  4.1              --                     7.5

SELECTED RATIOS:
Ratio of earning to fixed charges (I)                        3.3                 --                --                     --  (J)

PRO FORMA RECONCILIATION OF EBITDA

Earnings (loss) from operations                            $13.5                 $0.1             $3.0                  $16.6

Add:  Non-cash other expense (income), net                   --                   0.9              --                     0.9
    depreciation and amortization                            8.8                  4.5             (1.4)                  11.9
                                                           -----                -----             -----                  -----

EBITDA (H)                                                 $22.3                 $5.5             $1.6                  $29.4

Cash flow provided from (used by):
    Operations                                               5.5                 (5.9)            (3.6)                  (4.0)
    Investing activity                                     (26.9)                (2.5)             --                   (29.4)
    Financing activity                                      20.4                  7.3              --                    27.7


(1). EBITDA represents the sum of income before interest expense, preferred dividends of subsidiary and income taxes, plus depreciation and amortization, nonrecurring charges, and other non-cash income and expense. EBITDA should not be construed as a substitute for income from operations, net income, or cash flow from operating activities, for the purpose of analyzing the Company's operating performance, financial position and cash flows. The Company has presented EBITDA because it is commonly used by investors to analyze and compare companies on the basis of operating performance and to determine a company's ability to service debt.

NOTE (1):  NOTES TO UNAUDITED PRO FORMA COMBINED STATEMENT OF  OPERATIONS

    (DOLLARS IN MILLIONS)

(A) The Company's first quarter 1996 results were significantly affected by the 17-day General Motors strike during February of this year. Management believes that, excluding the effects of such strike, the Company's first quarter 1996 net sales would have been higher than its net sales for the first quarter of 1995, in spite of lower industry production volumes during the first quarter of 1996. Management believes that substantially all of such strike-reduced sales will be realized during the remainder of fiscal 1996.

(B) The Pro Forma Statement of Operations assumes that the Transactions and the Holdings 1995 Recapitalization occurred on February 1, 1996. For purposes of the Pro Forma Statement of Operations for the three months ended April 30, 1996, Holdings' historical statement of operations for the three months ended March 31, 1996 was combined with the Company historical statement of operations for the three months ended April 30, 1996.

(C) The Company expects to incur a $8.0 million premium to repurchase its $100 million of Senior Notes outstanding, to write off $3.5 million of deferred debt issuance costs, to write-off $2.5 million of deferred licensing fees to Holdings and to expense $3.1 million of nonrecurring costs in conjunction with the settlement of outstanding Company management stock options. These costs and their tax impact have not been included in the Pro Forma Statement of Operations because they are nonrecurring. Holdings expects to incur a $7.2 million premium associated with the redemption of its $125 million principal amount of Senior Notes outstanding and to write off deferred debt issuance costs of $2.8 million which are recorded as liabilities under purchase accounting in the Pro Forma Balance Sheet at April 30, 1996.


(D) The acquisition of Holdings will be accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price will be allocated to the tangible and intangible assets and liabilities of Holdings based upon their respective fair values as of the closing date based upon valuations and other studies which are not yet available. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities in the accompanying Pro Forma Financial Statements based on available information. The actual allocation of purchase price and the resulting effect on income from operations may differ significantly from the pro forma amounts included herein. These pro forma adjustments represent the Company and Holdings management's preliminary determination of purchase accounting adjustments and are based upon available information and certain assumptions that Hayes and Holdings believe to be reasonable. Consequently the amounts reflected in the Pro Forma Balance Sheet are subject to change, and the final amounts may differ substantially. The following presents the effects of the purchase adjustments and adjustments to reflect adoption of the Company's accounting policies and pension and post-retirement benefit cost assumptions on the Pro Forma Statement of Operations:


                                                         Cost of sales
                                                         -------------
     Depreciation                                           $(2.8)
     Reduction in postretirement benefit costs               (0.7)
     Amortization of intangible assets and goodwill           1.4
                                                            -----
               Total decrease                               $(2.1)


     The adjustments for estimated pro forma depreciation and amortization of intangible assets and goodwill are based on their estimated fair values. Property, plant and equipment is expected to be depreciated over estimated useful lives. Holdings currently depreciates the $217 million of historical cost of its assets over a composite life of 14 years resulting in $4.5 million of quarterly depreciation, accumulated depreciation of $140.2 million and a net book value of $77 million. Upon consummation of the Transactions, the fair value of assets acquired is estimated to be $97 million. This amount will be depreciated over 25 years for buildings and 12 years for equipment, consistent with Hayes' depreciation policy for used equipment and Hayes' estimate of the remaining economic life of the assets. ($1.7 of depreciation for the quarter) Other intangible assets and goodwill are expected to be amortized over their estimated useful lives, not to exceed 40 years. For pro forma purposes, a 35 year composite amortization life has been used.

(E) As part of its Restructuring, Holdings permanently terminated approximately 50 corporate positions and eliminated certain salaries and related costs associated with its Okemos, Michigan corporate headquarters. The savings related to the elimination of these salaries and related costs are as follows:


          Marketing, general and administrative            $ (0.5)
          Engineering and product development                (0.4)
                                                           ------
                 Total savings                             $ (0.9)

(F) Reflects adjustments for the additional interest expense assuming the transactions occurred on February 1, 1996. The change in interest expense, in addition to amortization of deferred financing costs, reflect changes in long term borrowings and their rates expected to be in effect as of the Closing Date as follows:

                                                                       Pro Forma
                                                                        Interest
                                       Amount            Rate           Expense
                                      -------         --------         --------
Revolving Credit Facility              $ 27.0           8.50%            $  0.6
Term debt A                             200.0           8.50%               4.2
Term debt B                             125.0           9.00%               2.8
Term debt C                             100.0           9.50%               2.4
Senior subordinated debt                250.0          10.50%               6.6
Existing European debt                    1.3          11.50%                -
Unused revolver commitment                                                  0.3
Administrative fee                                                          0.1
                                                                         ------
                                                                         $ 17.0

Amortization of capitalized financing fees                                  0.8
                                                                         ------
Total pro forma interest expense                                         $ 17.8
Less:
Historical Holdings interest expense                                       (4.3)
Historical Hayes interest expense                                          (3.6)
                                                                         ------
Total historical interest expense (including amortization of
  financing fees)                                                          (7.9)
                                                                         ------
Total pro forma interest expense adjustment                                $9.9
                                                                         ------


      The Company estimates that an increase or decrease in interest rates on floating rate debt of 0.125 percent would increase or decrease interest expense by $143,750. The Company anticipates entering into interest rate caps or swaps with respect to a portion of the floating rate debt to mitigate the effect of interest rate fluctuations.

(G) Adjustments to reflect income tax effects assuming a combined effective state and federal statutory income tax rate of 39%.

(H) The historical financial statements of Hayes and Holdings include various nonrecurring charges and other charges and cost savings related to the implementation of the Motor Wheel Restructuring which has been implemented and is currently underway, the effects of which have not been included in the Pro Forma Combined Statement of Operations. The effect of these nonrecurring items on the pro forma combined statement of operations is as follows:

     Pro forma combined net loss                          $(0.7)
     Supplemental adjustments:
      Plant consolidation cost savings (1)                  6.6
      Tax effect of supplemental adjustments @39%          (2.6)
                                                          -----

     Supplemental pro forma combined net income           $ 3.3
                                                          -----

         EBITDA reconcilation:
         Pro forma combined EBITDA                        $29.4
         Plant consolidation cost savings (1)               6.6
                                                          -----

         Supplemental pro forma combined EBITDA           $36.0

         Ratio of Supplemental pro forma combined EBITDA
            to cash interest expense                        2.1x

     (1) Holdings has specifically identified additional reductions in cost of sales related to the consolidation and work force rationalization plans announced during 1994 and 1995. Holdings anticipates realizing significant cost savings related to reduced labor costs, head count reductions, and the elimination of redundant fixed overhead costs resulting from the closure of certain facilities
         and the transfer of production to other Holdings' facilities.   In
         1994, Holdings recorded provisions related to plant closure matters associated with its production facilities in Lansing, Michigan and Luckey, Ohio. In 1995, Holdings recorded additional provisions totaling $33.0 million related to plant closures of its Mendota, Illinois and Ypsilanti, Michigan facilities. This plant closure provision has been reflected as a non recurring charge in Holdings' historical financial statements. The foregoing plant closure provisions are expected to be funded from the future cash flow of Holdings or, following the merger, the future cash flow of the Company. The primary cost savings related to the four plant closures for the quarter which are not already reflected in Holdings' historical financial statements are summarized below:



                  Net payroll and benefit reductions    $4.7
                  Manufacturing fixed cost reductions    1.9
                                                        -------
                    Total savings                       $6.6
                                                        -------



     Manufacturing fixed cost reductions include utilities, repairs and maintenance, property taxes and other direct costs associated with the closed facilities.

     The foregoing cost savings are not expected to be fully realized prior to 1997.

(I) For the purpose of computing this ratio, earnings consist of earnings before taxes on income and fixed charges. Fixed charges consists of interest expense, capitalized interest, amortization of deferred debt issuance costs and one third of rental expense.

(J) On a pro forma combined basis for the quarter ended April 30, 1996, earnings were insufficient to cover fixed charges by $1.2 million.

   HAYES WHEELS INTERNATIONAL, INC.
   PRO FORMA CONSOLIDATED BALANCE SHEET
   IN MILLIONS OF DOLLARS


                                                         Company        Holdings              Pro                         Pro
                                                        April 30        March 31             Forma                       Forma
                                                           1996            1996             Adjustments                Combined
                                                      ---------------------------------------------------------------------------
   Cash                                                  $  0.8          $  0.3              $ 45.0      (A)             $   46.1
   Trade accounts and Notes Receivable                    113.4            32.0                                             145.4
   Inventories                                             52.5            34.1                 3.8      (B)                 90.4
   Other current assets                                     8.8             4.3                                              13.1
                                                         ------          ------              ------                      --------
     CURRENT ASSETS                                       175.5            70.7                48.8                         295.0

   Property, Plant, and Equipment                         320.9            76.9                20.0      (B)                417.8
   Other noncurrent assets                                 39.6            16.7               (13.0)     (B)                 43.3
   Deferred tax                                             0.0             0.0                35.6      (B)                 35.6
   Deferred financing costs                                 3.5             2.8                19.7  (A),(B),(C)             26.0
   Goodwill                                               109.4             0.0               188.7      (B)                298.1
                                                         ------          ------              ------                      --------
      TOTAL ASSETS                                       $648.9          $167.1              $299.8                      $1,115.8
                                                         ======          ======              ======                      ========


   Current portion of debt and notes                     $  1.3          $ 12.0              ($12.0)     (D)             $    1.3
   Trade accounts payable                                  76.8            28.5                                             105.3
   Accrued liabilities                                     38.3            22.1                (6.7)     (C)                 53.7
   New debt                                                 0.0             0.0                27.0      (A)                 27.0
                                                         ------          ------              ------                      --------
     CURRENT LIABILITIES                                  116.4            62.3                 8.3                         187.3

   Restructuring reserve--noncurrent                        0.0            22.1                                              22.1
   Pension and other LT liabilities                        80.0            38.9                40.2      (B)                159.1
   Other noncurrent liabilities                                                                                               0.0
   Deferred tax liability, net                             48.9             0.0                                              48.9
   Senior debt--less current portion                      152.5           125.0              (277.5) (A),(F)                  0.0
   New senior debt                                                                            425.0      (A)                425.0
   Subordinated debt                                                                          250.0      (A)                250.0
                                                         ------          ------              ------                      --------
     TOTAL LIABILITIES                                    397.8           248.6               446.0                       1,092.4

   Paid in capital                                        198.5            30.5                60.0 (E),(F)                 289.0
   Preferred stock                                          0.0             0.0                                               0.0
   Common stock                                             0.2             0.0                                               0.2
   Retained earnings                                       55.6          (112.0)             (206.2)(C),(F)                (262.6)
   FCTA and other                                          (3.2)            0.0                                              (3.2)
                                                         ------          ------              ------                      --------
     TOTAL EQUITY                                         251.1           (81.5)             (146.2)                         23.4
                                                         ------          ------              ------                      --------
      TOTAL LIABILITIES AND EQUITY                       $648.9          $167.1              $299.8                      $1,115.8
                                                         ======          ======              ======                      ========

                      NOTES TO THE PRO FORMA BALANCE SHEET

(A) Reflects the estimated sources and uses of funds for the Transaction as follows:


Sources of Funds:
    New investors' cash equity investment                         $ 200.0
    Term loan facilities                                            425.0
    Senior subordinated notes                                       250.0
    Revolving credit facility                                        27.0
                                                                   ------
           Total Sources                                          $ 902.0
                                                                   ======


Uses of Funds:
     Cash consideration                                           $ 506.1
     Refinance outstanding domestic indebtedness of the Company     152.5
     Refinance outstanding obligations of Holdings                  137.0
     Estimated financing fees and interest rate cap                  26.0
     Estimated debt tender and call premiums                         15.2
     Estimated professional fees and expenses                        15.0
     Company and Holdings managment stock options                     5.2
     Working capital                                                 45.0
                                                                  -------
           Total Uses                                             $ 902.0
                                                                  =======

(B) The estimated purchase price and preliminary adjustments to historical book value of Holdings as a result of the Transactions are as follows:

Purchase price:
Estimated value of stock and warrants issued                            $104.0

Book value of net liabilities acquired                                    81.5
                                                                        ------

Purchase price in excess of net liabilities acquired                    $185.5
                                                                        ======

Preliminary allocation of purchase price in excess of net liabilities acquired:

Increase in inventory to estimated fair value                           $  3.8
Increase in property, plant and equipment to estimated fair value         20.0
Increase in pension and post retirement liabilities                      (40.2)
Increase in deferred tax assets                                           35.6
Estimated goodwill                                                       188.7
Write-off of deferred financing asset                                     (2.8)
Increase in accrued liabilities to reflect call premium and
        settlement of management stock options (see (F) below)            (9.3)
Adjustment to other noncurrent assets                                    (10.3)
                                                                        ------
                                                               Total    $185.5
                                                                        ======


(C)  Represents one of the two adjustments to retained earnings:
          Repurchase of common stock                              $(506.1)
          Reversal of paid-in capital included in (E) below         198.5
          Elimination of deferred licensing fee to Holdings (i)      (2.7)
          Deferred financing costs  (ii)                             (3.5)
          Estimated tender Premium (iii)                             (8.0)
          Company management stock options (iv)                      (3.1)
          Add:  Tax effect related to items (i), (ii),
          (iii) and (iv)                                              6.7
                                                                  -------
           Total                                                  $(318.2)

(D) Transition proceeds will be used to repay the following obligations of
    Holdings:

    Estimated tender premium on debt and management stock options      $  9.3
    Current portion of debt and notes                                    12.0
    Senior Notes                                                        125.0
                                                                       ------
           Total                                                       $146.3
                                                                       ======


(E)  Represents one of the two adjustments to the paid-in capital account:
          Elimination of paid-in capital                               $(198.5)
          Increase in paid-in capital from issuance of
             new common stock                                            200.0
          Estimated professional fees and expenses                       (15.0)
                                                                       -------
           Total                                                       $ (13.5)
                                                                       =======


(F) The adjustments to paid-in capital and retained earnings as a result of the acquisition of Holdings as described in Note (B) is as follows (See Note(C) and (E) for additional adjustments to paid-in capital and retained earnings as a result of the Transactions):

    Paid in Capital:
    Elimination of Holdings paid-in capital                             $(30.5)
    Value of common stock and warrants issued                            104.0
                                                                        ------
           Total                                                          73.5
                                                                        ======
    Retained Earnings:
    Elimination of Holding's pre-business combination retained deficit  $112.0
                                                                        ======

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         Exhibit Number                  Description
         --------------                  -----------

              27                         Financial Data Schedule


(b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated March 28, 1996 with respect to the Agreement and Plan of Merger dated as of March 28, 1996, by and between Hayes Wheels International, Inc. and MWC Holdings, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HAYES WHEELS INTERNATIONAL, INC.

June 7, 1996                 By: /s/ William D. Shovers
                                -----------------------------
                                   William D. Shovers
                                     Vice President--Chief Financial Officer
                                       and Principal Accounting Officer

                                EXHIBIT INDEX


Exhibit
  No.                        Description                                Page
- -------                      -----------                                ----
  27                         Financial Data Schedule
