Form 10-Q
period 1996-07-31
HAYES WHEELS INTERNATIONAL INC
filed 1996-09-16
CIK 893670

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended JULY 31, 1996

                                       OR

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






                            38481 HURON RIVER DRIVE
                            ROMULUS, MICHIGAN  48174
               (Address of Principal Executive Offices)(Zip Code)


Registrant's telephone number, including area code:  (313) 941-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.[X] No.[ ]

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 12, 1996 WAS 11,195,259 SHARES.




- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      This report consists of 18 pages.

                        HAYES WHEELS INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                                                             PAGE
 Item 1.         Financial Statements

                 Consolidated Statements of Operations ..................................................     3

                 Consolidated Balance Sheets ............................................................     4

                 Consolidated Statements of Cash Flows ..................................................     5

                 Notes to Consolidated Financial Statements .............................................     6

 Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations ..    13


PART II.  OTHER INFORMATION

 Item 1.         Legal Proceedings .......................................................................   16

 Item 2.         Changes in Securities ...................................................................   16

 Item 3.         Defaults upon Senior Securities .........................................................   16

 Item 4.         Submission of Matters to a Vote of Security-Holders .....................................   16

 Item 5.         Other Information .......................................................................   16

 Item 6.         Exhibits and Reports on Form 8-K ........................................................   17





SIGNATURES ...............................................................................................   18





UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN HAYES WHEELS INTERNATIONAL, INC. AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY'S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., "FISCAL 1996" REFERS TO THE PERIOD BEGINNING FEBRUARY 1, 1996 AND ENDING JANUARY 31, 1997 AND "FISCAL 1995" REFERS TO THE PERIOD BEGINNING FEBRUARY 1, 1995 AND ENDING JANUARY 31, 1996).

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                               THREE MONTHS ENDED JULY 31,         SIX MONTHS ENDED JULY 31,
                                                               ---------------------------         -------------------------
                                                                   1996           1995                 1996          1995
                                                                  ------        -------               ------        ------
 Net sales .........................................            $ 165.3         $ 151.4              $ 321.4       $ 311.2
 Cost of goods sold ................................              154.3           128.4                287.8         261.6
                                                                -------         -------              -------       -------
       Gross profit ................................               11.0            23.0                 33.6          49.6

 Marketing, general and administration .............                8.2             7.7                 16.0          15.3
 Engineering and product development ...............                1.7             0.6                  3.6           1.9
 Other income ......................................               (1.1)           (0.9)                (1.7)         (0.7)
 Equity in loss of  subsidiaries ...................                3.2              --                  3.2            --
 Nonrecurring charges ..............................                6.4              --                  6.4            --
                                                                 ------         -------              -------       -------
       Earnings (loss) from operations .............               (7.4)           15.6                  6.1          33.1

 Interest expense, net .............................                8.5             3.8                 12.1           7.6
                                                                 ------         -------              -------       -------
       Income (loss) before taxes on income and
         extraordinary items ..................                   (15.9)           11.8                 (6.0)         25.5

Income tax provision (benefit) .....................               (6.4)            4.6                 (2.6)         10.0
                                                                -------         -------              -------       -------
       Income (loss) before extraordinary items ....               (9.5)            7.2                 (3.4)         15.5

Extraordinary Items:
       Bond defeasance, net of tax of $4.9 .........               (7.4)             --                 (7.4)           --
                                                                -------         -------              -------       -------
       Net income (loss) ...........................            $ (16.9)        $   7.2              $ (10.8)      $  15.5
                                                                =======         =======              =======       =======

Per share income :

       Income (loss) before extraordinary items ....            $ (0.61)        $  0.41              $ (0.20)      $  0.88
           Extraordiary items, net of tax ..........              (0.48)           ----                (0.45)         ----
                                                                -------         -------              -------       -------
       Net Income (loss) ...........................            $ (1.09)        $  0.41              $ (0.65)      $  0.88
                                                                =======         =======              =======       =======

Weighted average shares outstanding (in thousands) .             15,543          17,574               16,542        17,574
                                                                =======         =======              =======       =======

Dividends declared per share .......................            $ 0.015         $ 0.015              $ 0.030       $ 0.030
                                                                =======         =======              =======       =======



          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (MILLIONS OF DOLLARS)


                                                                         JULY 31,       JAN 31,
                                                                           1996          1996
                                                                         --------       -------
                                                                        (UNAUDITED)
                           ASSETS
                           ------
Current assets:
      Cash and cash equivalents ....................................      $  20.5       $  1.8
      Receivables (less allowance of $2.0 million and $0.1 million
       at July 31, 1996 and January 31, 1996) ......................        125.0        109.6
      Inventory (Note 3) ...........................................         82.3         58.9
      Prepaid expenses and other ...................................          9.2          9.9
                                                                          -------       ------
            Total current assets ...................................        237.0        180.2
                                                                          -------       ------
Property, plant and equipment:
      Land .........................................................         19.4         18.3
      Buildings ....................................................         86.8         76.8
      Machinery and equipment ......................................        430.8        319.7
                                                                          -------       ------
                                                                            537.0        414.8
      Accumulated depreciation .....................................       (124.7)      (110.4)
                                                                          -------       ------
            Net property, plant and equipment ......................        412.3        304.4
Goodwill and other assets ..........................................        446.2        149.3
                                                                         --------       ------
      Total assets .................................................     $1,095.5       $633.9
                                                                         ========       ======
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
      Bank borrowings ..............................................     $    2.7       $  4.1
      Current portion of long-term debt ............................          0.2          0.1
      Accounts payable and accrued liabilities .....................        176.7        125.5
                                                                         --------       ------
            Total current liabilities ..............................        179.6        129.7
                                                                         --------       ------
Noncurrent liabilities:
      Long-term debt ...............................................        681.2        128.9
      Deferred income taxes ........................................         34.6         48.1
      Pension and other long-term liabilities ......................        179.5         81.8

            Total noncurrent liabilities ...........................        895.3        258.8
Commitments and Contingencies (Note 6)
Stockholders' equity:
      Preferred stock, 25,000,000 shares authorized, none issued ...           --           --
      Common stock, par value $0.01 per share:
            Authorized 50,000,000 shares
            Issued and outstanding, 11,195,259 and 17,574,000 shares
               respectively ........................................          0.1          0.2
      Additional paid in capital ...................................        (14.8)       198.5
      Retained earnings ............................................         38.4         49.6
      Foreign currency translation adjustment ......................         (0.5)        (0.3)
      Pension liability adjustment .................................         (2.6)        (2.6)
                                                                         --------       ------
            Total stockholders' equity .............................         20.6        245.4
                                                                         --------       ------
      Total liabilities and stockholders' equity ...................     $1,095.5       $633.9
                                                                         ========       ======



          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)



                                                                           SIX MONTHS ENDED JULY 31,
                                                                           -------------------------
                                                                              1996           1995
                                                                             -------        ------
Cash flows from operating activities:
 Net income (loss) ....................................................     $ (10.8)        $ 15.5
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation .......................................................        15.7           13.0
   Amortization of intangibles and debt issue costs ...................         3.6            3.0
   Increase (decrease) in deferred taxes ..............................       (13.9)           0.6
   Asset writedown ....................................................        11.9            --
   Nonrecurring charges ...............................................         6.4            --
   Equity in losses of  subsidiaries ..................................         3.2            --
   Extraordinary loss .................................................        12.3            --
   Changes in operating assets and liabilities:
    (Increase) decrease in receivables ................................        17.6           (6.7)
    (Increase) decrease in inventories ................................        (5.7)           7.1
    (Increase) decrease in prepaid expenses and other .................         1.2           (0.5)
    Decrease in accounts payable and accrued liabilities ..............       (11.3)          (9.1)
    Increase  (decrease) in other long-term liabilities ...............       (13.4)           0.3
                                                                            -------         ------
       Cash provided by operating activities ..........................        16.8           23.2
                                                                            -------         ------
Cash flows from investing activities:
   Acquisition of property, plant and equipment .......................       (38.6)         (17.6)
   Other, net .........................................................        (6.7)          (5.6)
                                                                            -------         ------
       Cash used for investing activities .............................       (45.3)         (23.2)
                                                                            -------         ------
Cash flows from financing activities:
   Decrease in foreign bank borrowings and loans ......................        (1.5)          (5.0)
   Retirement of long term debt .......................................      (106.4)            --
   Retirement of acquired long term debt ..............................      (137.7)            --
   Proceeds from issuance of long term debt ...........................       673.5             --
   Common stock repurchase ............................................      (506.1)            --
   Proceeds from equity infusion, net of costs ........................       185.4             --
   Dividend paid to stockholders ......................................        (0.5)          (0.5)
   Fees paid to issue long term debt ..................................       (35.0)
   Increase (decrease) in bank revolving loan & other domestic loans ..       (24.5)           9.2
                                                                            -------         ------
       Cash provided by financing activities ..........................        47.2            3.7
                                                                            -------         ------
Effect of exchange rate changes on cash and cash equivalents ..........         --            --
                                                                            -------         ------
       Increase in cash and cash equivalents ..........................        18.7            3.7
Cash and cash equivalents at beginning of year ........................         1.8            0.5
                                                                            -------         ------
Cash and cash equivalents at end of period ............................     $  20.5         $  4.2
                                                                            =======         ======

Supplemental data:
   Cash paid for interest .............................................     $   8.8         $  7.0
   Cash paid for income taxes .........................................     $   5.1           10.1


          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(1) BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 31, 1996 and January 31, 1996, and the results of its operations for the three and six months ended July 31, 1996 and 1995 and cash flows for the six months ended July 31, 1996 and 1995. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. Results for interim periods are not necessarily indicative of those to be expected for the year.


(2) SUMMARY OF ACCOUNTING PRINCIPLES

     Effective February 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements.

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


(3) INVENTORIES

     The major classes of inventory are as follows:


                                                    JULY 31,       JAN 31,
                                                      1996          1996
                                                    --------       -------
         Raw materials .........................    $  29.1        $ 19.7
         Work-in-progress ......................       18.0          13.5
         Finished goods ........................       35.2          25.7
                                                    -------        ------
                           Total ...............    $  82.3        $ 58.9
                                                    =======        ======



(4) ACQUISITION AND RECAPITALIZATION

     On July 2, 1996, the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of March 28, 1996, between MWC Holdings, Inc. ("Holdings") and the Company, (the "Merger Agreement") pursuant to which, among other things, Holdings was merged with and into the Company, with the Company as the surviving corporation (the "Merger"). As a result of the Merger, Motor Wheel Corporation, a wholly owned subsidiary of Holdings ("Motor Wheel"), became a wholly owned subsidiary of the Company.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(4) ACQUISITIONS AND RECAPITALIZATION (CONTINUED)

     The total purchase price of approximately $105.4 million includes (i) the issuance of 3,125,000 shares of new common stock, (ii) 1,150,000 warrants and
(iii) direct costs related to the acquisition. The acquisition was accounted for as a purchase with the results of Motor Wheel included from the acquisition date. The fair value of the assets acquired, including goodwill, was $420.1 million and liabilities assumed totaling $314.7 million. Goodwill and other intangibles of $223.1 million are being amortized over a 40-year life on a straight-line basis.

     Immediately prior to the Merger and as part of the financing thereof, the Company issued and sold to certain new investors (i) an aggregate of 200,000 shares of Company Preferred Stock, which upon consummation of the Merger were converted into an aggregate of 6,250,000 shares of new common stock, and (ii) 150,000 warrants, in exchange for aggregate cash consideration, net of related costs, of $185.4 million. The Company also issued new long-term debt totaling $673.5 which was utilized along with the equity infusion to (i) retire $106.4 million principal amount plus redemption premium of the Company's 9 1/4% Senior Notes due 2002, (ii) retire all existing senior debt of Motor Wheel at the time of the acquisition and (iii) repurchase 15,816,600 shares of the Company's common stock.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Motor Wheel had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as: amortization of intangibles, depreciation of property, plant and equipment, increased interest expense on the recapitalization debt, and the related income tax effects.

                                     Three Months Ended   Six Months Ended
                                       1996      1995       1996     1995
                                       ----      ----       ----     ----
Sales                                $219.1    $232.5     $456.4   $493.9
Operating income (loss)                (6.6)     15.8        8.7     41.6
Net Income (loss)                     (21.9)     (1.3)     (23.3)     3.6
Net Income (loss) per share          $(1.97)   $(0.12)    $(2.09)  $  0.32


The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.


(5) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

     In connection with the Merger and as part of the financing thereof, the Company issued and sold $250 million aggregate principal amount of its 11% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") in a public offering. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Company's domestic subsidiaries.

     The following condensed consolidating financial information presents:

          (1) Condensed consolidating financial statements as of July 31, 1996 and January 31, 1996 and for the three month periods ended July 31, 1996 and 1995, of (a) Hayes Wheels International, Inc., the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

          (2) Elimination entries necessary to consolidate Hayes Wheels International, Inc., the parent, with the guarantor and nonguarantor subsidiaries.



     Investments in foreign subsidiaries are accounted for by the parent on the equity method (domestic subsidiaries are accounted for by the parent on the cost method) for purposes of the consolidating presentation. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(5) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- Cont'd.

              Hayes Wheels International, Inc. and Subsidiaries
              Condensed Consolidating Statements of Operations


                   For the Six Months Ended July 31, 1996

                                                                 Guarantor      Nonguarantor                      Consolidated
                                                 Parent         Subsidiaries    Subsidiaries    Eliminations          Total
                                                 ------         ------------    ------------    ------------      ------------

Net sales                                       $ 126.5            $ 156.4         $   40.5        $  (2.0)       $ 321.4
Cost of goods sold                                123.3              132.8             33.7           (2.0)         287.8
                                                -------            -------         --------        -------        -------
     Gross profit                                   3.2               23.6              6.8              -           33.6

Marketing, general and administrative               4.8                9.0              2.2              -           16.0
Engineering and product development                 2.0                1.1              0.5              -            3.6
Other (income) expense                              0.1                                (1.8)                         (1.7)
Equity in loss of subsidiaries                      3.2                                                               3.2
Nonrecurring charges                                6.4                  -                               -            6.4
                                                -------            -------         --------        -------        -------

     Earnings (loss) from operations              (13.3)              13.5              5.9              -            6.1

Interest expense, net                               5.2                6.7              0.2              -           12.1
Earnings in subsidiaries                           (3.1)                 -                -            3.1               -
                                                -------            -------         --------        -------        -------

    Income (loss) before taxes on                 (15.4)               6.8              5.7           (3.1)          (6.0)
           income and extraordinary items

Income tax provision (benefit)                     (7.8)               2.6              2.6              -           (2.6)
                                                -------            -------         --------        -------        -------

     Income (loss) before extraordinary
          items                                    (7.6)               4.2              3.1           (3.1)          (3.4)

Extraordinary items:
     Bond defeasance, net of tax ($4.9)            (7.4)                 -                -              -           (7.4)
                                                -------            -------         --------        -------        -------

     Net Income (loss)                          $ (15.0)           $   4.2         $    3.1        $  (3.1)       $ (10.8)
                                                =======            =======         ========        =======        =======


                    For the Six Months Ended July 31, 1995


                                                                 Guarantor      Nonguarantor                      Consolidated
                                                 Parent         Subsidiaries    Subsidiaries    Eliminations          Total
                                                 ------         ------------    ------------    ------------      ------------

Net sales                                       $ 119.1            $ 146.0         $   47.6        $ (1.5)        $ 311.2
Cost of goods sold                                 99.7              125.4             38.0          (1.5)          261.6
                                                -------            -------         --------        -------        -------
     Gross profit                                  19.4               20.6              9.6              -           49.6

Marketing, general and administrative               5.8                7.7              1.8              -           15.3
Engineering and product development                 0.5                0.8              0.6              -            1.9
Other (income) expense                             (0.2)                 -             (0.5)             -          (0.7)
                                                -------            -------         --------        -------        -------

     Earnings from operations                      13.3               12.1              7.7              -          33.1

Interest expense, net                               3.1                3.8              0.7              -           7.6
Earnings in subsidiaries                           (3.7)                 -                -            3.7             -
                                                -------            -------         --------        -------        -------

     Earnings before taxes on income               13.9                8.3              7.0           (3.7)         25.5

Income tax provision                                4.1                2.7              3.2              -          10.0
                                                -------            -------         --------        -------        -------

     Net Income                                 $   9.8            $   5.6         $    3.8        $ (3.7)       $   15.5
                                                =======            =======         ========        =======        =======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(5) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- Cont'd

              Hayes Wheels International, Inc. and Subsidiaries
                   Condensed Consolidations Balance Sheets
                                July 31, 1996


                                                Guarantor      Nonguarantor                    Consolidated
                                    Parent     Subsidiaries    Subsidiaries    Eliminations       Total
                                    ------     ------------    ------------    ------------    ------------

Current Assets
Cash and Cash Equivalents             19.5             0.5             0.5               -            20.5
Accounts Receivable                   37.3            61.6            26.1               -           125.0
Inventories                           35.0            43.4             3.9               -            82.3
Prepaids and Other                     3.7             2.9             2.9            (0.3)            9.2
                                    ------           -----           -----          ------         -------
Total Current Assets                  95.5           108.4            33.4            (0.3)          237.0

Gross Fixed Assets                   210.1           260.6            66.3               -           537.0
Accumulated Depreciation             (43.1)          (59.1)          (22.5)              -          (124.7)
                                    ------           -----           -----          ------         -------
Net Fixed Assets                     167.0           201.5            43.8               -           412.3

Other Assets                         304.4           350.6             5.0          (213.8)          446.2

Total Assets                         566.9           660.5            82.2          (214.1)        1,095.5
                                    ======           =====           =====          ======         =======


Bank Borrowings                          -               -             2.7               -             2.7
Current Portion Debt                   0.1               -             0.1               -             0.2
Accounts Payable and Accrued
  Liabilities                         74.3            81.8            20.9            (0.3)          176.7
                                    ------           -----           -----          ------         -------
Total Current Liabilities             74.4            81.8            23.7            (0.3)          179.6

Long Term Debt                       680.9               -             0.3               -           681.2
Pensions and Other Long Term
   Liabilities                        63.4           110.6             9.8            (4.3)          179.5
Deferred Taxes Payable                13.2            12.9             8.5               -            34.6
Parent Loans and Advances           (251.7)          253.9            20.3           (22.5)              -
                                    ------           -----           -----          ------         -------
Total Long Term Liabilities          505.8           377.4            38.9           (26.8)          895.3

Common Stock                           0.1               -               -               -             0.1
Additional Paid In Capital           (14.8)          110.5             1.9          (112.4)          (14.8)
Retained Earnings                      5.3            90.8            15.6           (73.3)           38.4
Pension Adjustment                    (2.6)              -               -               -            (2.6)
Currency Translation Adjustment       (1.3)              -             2.1            (1.3)           (0.5)
                                    ------           -----           -----          ------         -------
Total Stockholders' Equity           (13.3)          201.3            19.6          (187.0)           20.6

Total Liabilities and
   Stockholders' Equity              566.9           660.5            82.2          (214.1)        1,095.5
                                    ======           =====           =====          ======         =======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(5) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- Cont'd

              Hayes Wheels International, Inc. and Subsidiaries
                    Condensed Consolidating Balance Sheet
                              January 31, 1996


                                               Guarantor      Nonguarantor                    Consolidated
                                   Parent     Subsidiaries    Subsidiaries    Eliminations       Total
                                   ------     ------------    ------------    ------------    ------------
Current Assets
Cash and Cash Equivalents             1.0             0.1             0.7               -             1.8
Accounts Receivable                  50.4            35.6            23.6               -           109.6
Inventories                          36.4            18.7             3.8               -            58.9
Prepaids and Other                    3.4             3.9             2.8            (0.2)            9.9
                                    -----           -----          ------         -------         -------
Total Current Assets                 91.2            58.3            30.9            (0.2)          180.2

Gross Fixed Assets                  178.5           173.2            63.1               -           414.8
Accumulated Depreciation            (37.2)          (53.1)          (20.1)              -          (110.4)
                                    -----           -----          ------         -------         -------
Net Fixed Assets                    141.3           120.1            43.0               -           304.4

Other Assets                        169.6            76.3             5.0          (101.6)          149.3

Total Assets                        402.1           254.7            78.9          (101.8)          633.9
                                    =====           =====          ======         =======         =======


Bank Borrowings                         -               -             4.1               -             4.1
Current Portion Debt                    -               -             0.1               -             0.1
Accounts Payable and Accrued
   Liabilities                       78.8            26.2            20.8            (0.3)          125.5
                                    -----           -----          ------         -------         -------
Total Current Liabilities            78.8            26.2            25.0            (0.3)          129.7

Long Term Debt                      128.6               -             0.3               -           128.9
Pensions and Other Long Term
   Liabilities                       76.7             0.1             9.2            (4.2)           81.8
Deferred Taxes Payable               18.4            18.0            11.7               -            48.1
Parent Loans and Advances          (115.4)          117.3            15.9           (17.8)              -
                                    -----           -----          ------         -------         -------
Total Long Term Liabilities         108.3           135.4            37.1           (22.0)          258.8

Common Stock                          0.2               -               -               -             0.2
Additional Paid In Capital          198.5             6.5             1.9            (8.4)          198.5
Retained Earnings                    20.7            86.6            12.5           (70.2)           49.6
Pension Adjustment                   (2.6)              -               -               -            (2.6)
Currency Translation Adjustment      (1.8)              -             2.4            (0.9)           (0.3)
                                    -----           -----          ------         -------         -------
Total Stockholders' Equity          215.0            93.1            16.8           (79.5)          245.4

Total Liabilities and
   Stockholders' Equity             443.9           254.7            78.9          (143.6)          633.9
                                    =====           =====          ======         =======         =======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(5) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- Cont'd

              Hayes Wheels International, Inc. and Subsidiaries
              Condensed Consolidating Statements of Cash Flows

                   For the Six Months Ended July 31, 1996

                                                         Guarantor      Nonguarantor                    Consolidated
                                             Parent     Subsidiaries    Subsidiaries    Eliminations       Total
                                             ------     ------------    ------------    ------------    ------------
Cash flow provided from (used by)
     operating activities                      12.1             7.1             0.7            (3.1)           16.8

Cash flows from investing activities:
Acquisition of property, plant & equipment    (31.8)           (4.0)           (2.8)              -           (38.6)
Other, net                                      3.8           (10.5)              -               -            (6.7)
                                             ------          ------            ----            ----          ------
Cash flow used by investing activities        (28.0)          (14.5)           (2.8)              -           (45.3)

Cash flows from financing activities:
Increase (decrease) in foreign bank
      borrowings and loans                        -               -            (1.5)              -            (1.5)
Increase (decrease) in bank revolving
     and other domestic borrowing             (24.5)              -               -               -           (24.5)
Dividends paid to shareholders                 (0.5)                                                           (0.5)
Retirement of long term debt                 (106.4)                                                         (106.4)
Retirement of acquired long term debt                        (137.7)                                         (137.7)
Proceeds from issuance of long term debt      673.5                                                           673.5
Common stock repurchase                      (506.1)                                                         (506.1)
Proceeds from equity infusion                 185.4                                                           185.4
Fees paid to issue long term debt             (35.0)              -               -               -           (35.0)
                                             ------          ------            ----            ----          ------

Cash provided from (used by)
     financing activities                     186.4          (137.7)           (1.5)              -            47.2

Increase (decrease) in parent advances       (152.0)          145.5             3.4             3.1             0.0

Effect of Exchange Rates on Cash and
     cash equivalents                             -               -               -               -               -
                                             ------          ------            ----            ----          ------

Net Increase (decrease) in cash and
     cash equivalents                          18.5             0.4            (0.2)              -            18.7

Cash and cash equivalents at Beginning
     of period                                  1.0             0.1             0.7               -             1.8
                                             ------          ------            ----            ----          ------

Cash and cash equivalents at End of
     period                                    19.5             0.5             0.5               -            20.5
                                             ======          ======            ====            ====          ======


                     For the Six Months Ended July 31, 1995

                                                         Guarantor      Nonguarantor                    Consolidated
                                             Parent     Subsidiaries    Subsidiaries    Eliminations       Total
                                             ------     ------------    ------------    ------------    ------------
Cash flow provided from (used by)
     operating activities                      20.0             0.1             6.8            (3.7)           23.2

Cash flows from investing activities:
Acquisition of property, plant & equipment     (6.8)           (7.9)           (2.9)              -           (17.6)
Other, net                                     (7.1)            2.7            (1.2)              -            (5.6)
                                             ------          ------            ----            ----          ------

Cash flow used by investing activities        (13.9)           (5.2)           (4.1)              -           (23.2)

Cash flows from financing activities:
Increase (decrease) in foreign bank
      borrowings and loans                        -               -            (5.0)              -            (5.0)
Increase (decrease) in bank revolving
     and other domestic borrowing              10.5            (1.3)              -               -             9.2
Dividends paid to shareholders                 (0.5)              -               -               -            (0.5)
                                             ------          ------            ----            ----          ------

Cash provided from (used by)
     financing activities                      10.0            (1.3)           (5.0)              -             3.7

Increase (decrease) in parent                 (12.6)            6.4             2.5             3.7            (0.0)

Effect of Exchange Rates on Cash and
     cash equivalents                             -               -               -               -               -
                                             ------          ------            ----            ----          ------

Net Increase (decrease) in cash and
     cash equivalents                           3.5               -             0.2               -             3.7

Cash and cash equivalents at Beginning
     of period                                  0.1             0.1             0.3               -             0.5
                                             ------          ------            ----            ----          ------

Cash and cash equivalents at End of
     period                                     3.6             0.1             0.5               -             4.2
                                             ======          ======            ====            ====          ======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(6) COMMITMENTS AND CONTINGENCIES

     Management believes that at July 31, 1996, the Company was in compliance with its various financial covenants. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending July 31, 1997.


     The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THREE MONTHS ENDED JULY 31, 1995

     The Company's net sales for the second quarter of fiscal 1996 increased by $13.9 million or 9.2% compared to the second quarter of fiscal 1995. This increase was due to the additional sales in July contributed by Motor Wheel, which was acquired on July 2, 1996. This increase was partially offset by lower selling prices due to the pass through of lower raw material costs for the quarter.

     The Company's gross profit for the second quarter of fiscal 1996 decreased to $11.0 million or 6.7% of net sales, from $23.0 million or 15.2% of net sales for the same period in 1995. The decrease in margin percentage was attributable to: (1) writedown of certain assets and (2) inefficiencies in former Motor Wheel facilities that are either being prepared for closure or are undergoing major restructuring. As part of the merger, Company management undertook a study to analyze the level of maintenance, repair and operating ("MRO") inventory. It was determined that due to numerous new programs, changing vehicle platforms and duplicate inventory items as a result of the merger, a significant portion of the MRO inventory and back-up tooling was deemed unnecessary and subsequently taken as a charge to gross margin.

     Marketing, general and administration expenses increased by $0.5 million in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. However, these costs decreased from 5.1% of net sales for the second quarter of fiscal 1995 to 4.8% of net sales for the current period. The Company believes marketing, general and administration expense will continue to improve as a percentage of net sales due to savings recognized as a result of merger synergies for the remainder of fiscal 1996.

     Engineering and product development expense increased by $1.1 million in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. The increase is due to additional engineering and product development costs related to new product lines acquired as a result of the merger and a decrease in recovery from the customer on engineering expenses related to the timing of new programs.

     Equity in loss of subsidiaries in 1996 includes recognition of losses of the Company's Czech joint venture during its early production stage and a writedown of the Company's investment in Hayes Wheels de Mexico, S.A. Due to the ongoing condition of the Mexican economy, management determined that the Company's investment in Mexico had become impaired resulting in a writedown of the investment amount.

     Nonrecurring charges of $6.4 million consist of the elimination of $2.9 million of deferred costs resulting from a previous patent infringement suit with Motor Wheel Corporation and $3.5 million of stock compensation recorded in conjunction with the payout of the management stock option plan.

     Interest expense increased to $8.5 million for the second quarter of fiscal 1996, an increase of $4.7 million from the same period in 1995. This change was primarily caused by (1) increased debt as a result of the acquisition of Motor Wheel and recapitalization of the Company and
(2) higher bank fees and interest rates associated with the increased debt incurred during this period.

     The extraordinary loss for bond defeasance represents the redemption premium and unamortized debt issue costs related to the 9 1/4% Senior Notes due 2002, of which $98.5 million principal amount was retired as part of the Company's recapitalization.

SIX MONTHS ENDED JULY 31, 1996 COMPARED TO SIX MONTHS ENDED JULY 31, 1995

     The Company's net sales for the first half of fiscal 1996 increased by $10.2 million or 3.3% compared to the first half of fiscal 1995. This increase was due to additional sales in July contributed by Motor Wheel which was acquired effective July 2, 1996 and increased volume in North America offset by the General Motors strike during the first quarter which resulted in a sales reduction of approximately $12 million and lower selling prices due to the pass through of lower raw material costs.

        The Company's gross profit for the first half of fiscal 1996 decreased to $33.6 million or 10.5% of net sales, compared with $49.6 million or 15.9% of net sales for the same period in 1995. The decrease in margin percentage was attributable to: (1) the writedown of certain assets referred to above, (2) inefficiencies in former Motor Wheel plants referred to above and
(3) production losses resulting from the General Motors strike. The Company believes that margins will improve in the second half of fiscal 1996 in comparison with the first half because it anticipates that it will benefit from the current closure and restructuring of former Motor Wheel facilities and asset writedowns.

     Marketing, general and administration expenses increased $0.7 million in the first half of fiscal 1996 as compared to the first half of fiscal 1995. These costs remained level at approximately 5.0% of net sales for the first
same period of fiscal 1996 and 1995.   The Company believes marketing, general
and administration expense will continue to improve as a percent of net sales due to savings recognized as a result of merger synergies for the remainder of fiscal 1996.

     Engineering and product development expenses increased $1.7 million in the first half of fiscal 1996 versus the first half of fiscal 1995. The increase is due to additional engineering and product development costs related to new product lines acquired as a result of the merger and a decrease in recovery on engineering expenses related to the timing of new programs.

     Equity in loss of subsidiaries in 1996 includes recognition of losses of the Company's Czech joint venture during its early production stage and a writedown of the Company's investment in Hayes Wheels de Mexico, S.A. Due to the ongoing condition of the Mexican economy, management determined that the Company's investment in Mexico had become impaired resulting in a writedown of the investment amount.

     Nonrecurring charges of $6.4 million consist of the elimination of $2.9 million of deferred costs resulting from a previous patent infringement suit with Motor Wheel and $3.5 million of stock compensation recorded in conjunction with the payout of the management stock option plan.

     Interest expense increased to $12.1 million for the first half of fiscal 1996, an increase of $4.5 million from the same period in 1995. This change was primarily caused by (1) increased debt as a result of the acquisition of Motor Wheel and the recapitalization of the Company and (2) higher bank fees and interest rates associated with the increased debt incurred during this period.

     The extraordinary loss for bond defeasance represents the redemption premium and unamortized debt issue costs related to the 9 1/4% Senior Notes due 2002, of which $98.5 million principal amount was retired as part of the Company's recapitalization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations provided $16.8 million in cash during the first half of fiscal 1996, a decrease of $6.4 million over the same period of fiscal 1995. This decrease includes a payment of $14 million to the Pension Benefit Guaranty Corporation for additional funding to the Company's pension plans as a result of the merger partially offset by lower working capital requirements for the first half of fiscal 1996.

     Capital expenditures for the first half of fiscal 1996 amounted to $38.6 million, an increase of $21 million from the same period in 1995. These capital expenditures include the acquisition of machinery and equipment primarily for additional production capacity at our North American facilities to meet future customer requirements for fabricated aluminum and Full Face Modular (R) ("FFM") wheels. The Company anticipates that total capital expenditures for fiscal 1996 will be approximately $80 million.

The Company is party to a credit agreement dated June 27, 1996 ("the Credit Agreement") with Canadian Imperial Bank of Commerce ("CIBC"), and Merrill
Lynch Capital Corporation.   Pursuant to the  Credit Agreement, among other
things, the Managing Agents have committed to lend to the Company up to $425 million in the form of a senior secured term loan facility, such aggregate amount being allocated among (i) a Tranche A Term Loan facility in an aggregate principal amount of up to $200 million , (ii) a Tranche B Term Loan Facility in an aggregate principal amount of up to $125 million and (iii) a Tranche C Term Loan Facility in an aggregate principal amount of up to $100 million (collectively, the "Facilities"), and up to $220 million in the form of a senior secured revolving credit facility (the "Revolving Facility", and , together with the Facilities, the "Loans"). In addition, CIBC agreed to serve as administrative and syndication agent (the "Agent") in connection with the Loans. The Facilities are guaranteed by the Company and all of its existing and future domestic subsidiaries. The Facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future domestic subsidiaries and 65% of the shares of certain of the Company's existing and future foreign subsidiaries. As of July 31, 1996, there was $428.5 million outstanding under this agreement.

     In connection with the Merger and as part of the financing thereof, the Company issued and sold $250 million in aggregate principal amount of its 11% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") in a public offering. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Company's domestic subsidiaries. The Company also retired $98.5 million principal amount of the Company's 9 1/4% Senior Notes due 2002 and Motor Wheel redeemed all of its 11 1/2% Senior Notes due 2000 ($125 million principal amount) and repaid and terminated its revolving credit facility.

     Management believes that, at July 31, 1996, the Company was in compliance with its various financial covenants. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending July 31, 1997.

     During the next five years, the Company believes that its cash requirements for working capital, capital expenditures, interest and debt repayments will be met through internally generated funds and utilization of available borrowing sources.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         On July 2, 1996, by virtue of the Merger, each share of the Common Stock, par value $.01 per share of the Registrant, was converted into one-tenth on one share of the Registrant's new Common Stock, par value $.01 per share, plus $28.80 in cash and the Registrant's Restated Certificate of Incorporation was amended. The provisions of such amendment affected the rights of the holders of Registrant's Common Stock. A description of the effect of such amendment is contained under the caption "Comparison of Stockholder Rights" in the Registrant's Registration Statement on Form S-4 (Registration No. 333-04909), which description is incorporated by reference. The foregoing discussion is qualified in its entirety by such reference.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders

         On July 2, 1996, a special meeting of the stockholders of the Registrant was held to consider and act upon the Merger. At that meeting, the Merger was approved, with votes cast as follows:


                              FOR               14,704,282
                                                ----------

                              AGAINST               80,197
                                                ----------

                              ABSTAIN               20,720
                                                ----------

         By virtue of the approval of the Merger, without any separate vote, the following persons were elected directors of the Registrant

                        Rauko "Ron" Cucuz
                        Timothy J. Clark
                        Cleveland A. Christophe
                        Peter A. Joseph
                        Paul S. Levy
                        John S. Rodewig
                        Marcos A. Rodriguez
                        Kenneth L. Way




Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

         Exhibit Number      Description
         --------------      -----------
             10.1            Amendment No. 1, dated as of
                             July 29, 1996, among the
                             Registrant, the Guarantors
                             named therein, Motor Wheel
                             Corporation, AMW Holdings,
                             Inc. and MWC Acquisition Sub,
                             Inc. (the "New Subsidiaries")
                             and Comerica Bank, as Trustee
                             (the "Indenture Amendment").

             10.2            Guarantee executed by each of
                             the New Subsidiaries pursuant
                             to the Indenture Amendment.

             27              Financial Data Schedule

(b)  Reports on Form 8-K

          The Registrant filed a Current Report on Form 8-K, dated June 25, 1996, reporting, under Item 5 thereof, certain contributions to be made to certain pension plans of the Registrant and Motor Wheel in connection with the Merger pursuant to an agreement with Pension Benefit Guarantee Corporation.

          The Registrant filed a Current Report on Form 8-K, dated July
          2, 1996, reporting (a) under Items 1 and 2, the consummation of the Merger, certain financing and other transactions which occurred in connection therewith, the names of the persons who became directors of the Registrant by virtue of the approval of the Merger, the names of persons who owned more than 5% of Registrant's Common Stock immediately after the consummation of the Merger and the amount of Common Stock owned by each and (b) under Item 7, filing the following financial statements:

                 (a) Financial Statements of MWC Holdings, Inc. (Incorporated therein by reference to the Consolidated Financial Statements of MWC Holdings, Inc. included in Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 of the Company, dated July 1, 1996 (Registration No. 333-03813))

                 (b) Pro Forma Financial Information (Incorporated therein by reference to the Unaudited Pro Forma Combined Condensed Financial Statements included in Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 of the Company, dated July 1, 1996 (Registration No. 333-03813))

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HAYES WHEELS INTERNATIONAL, INC.





September 16, 1996                     by     /s/William D. Shovers
                                           ----------------------------
                                                 William D. Shovers
                                       Vice President -- Chief Financial Officer
                                           and Principal Accounting Officer

                                 EXHIBIT INDEX




                                                            SEQUENTIALLY
EXHIBIT                                                       NUMBERED
NUMBER                       DESCRIPTION                        PAGE
- -------                      -----------                    ------------
10.1                         Amendment No. 1, dated as of
                             July 29, 1996, among the
                             Registrant, the Guarantors
                             named therein, Motor Wheel
                             Corporation, AMW Holdings,
                             Inc. and MWC Acquisition Sub,
                             Inc. (the "New Subsidiaries")
                             and Comerica Bank, as Trustee
                             (the "Indenture Amendment").

10.2                         Guarantee executed by each of
                             the New Subsidiaries pursuant
                             to the Indenture Amendment.

27                           Financial Data Schedule