Form 10-Q
period 1996-10-31
HAYES WHEELS INTERNATIONAL INC
filed 1996-12-16
CIK 893670

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   (MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended OCTOBER 31, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from______________ to_____________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes./x/ No./ /

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF DECEMBER 13, 1996 WAS 11,195,259 SHARES.

--------------------------------------------------------------------------------
                       This report consists of 20 pages.

                        HAYES WHEELS INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


PART I.          FINANCIAL INFORMATION                                                            PAGE
 Item 1.          Financial Statements
                 Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . .  3
                 Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . .  4
                 Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . .  5
                 Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .  6
 Item 2.         Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

PART II.         OTHER INFORMATION

 Item 1.         Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
 Item 2.         Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
 Item 3.         Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . .   19
 Item 4.         Submission of Matters to a Vote of
                 Security-Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
 Item 5.         Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
 Item 6.         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .   19

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20



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

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              OCTOBER 31,                  OCTOBER 31,
                                                          1996           1995          1996        1995
                                                          ----           ----          ----        ----
Net sales . . . . . . . . . . . . . . . . . . . . .      $ 234.4      $ 157.9        $ 555.8       $ 469.0
Cost of goods sold  . . . . . . . . . . . . . . . .        198.5        132.7          486.3         394.2
                                                         -------      -------        -------       -------
Gross profit  . . . . . . . . . . . . . . . . . . .         35.9         25.2           69.5          74.8

Marketing, general and administration . . . . . . .          9.6          7.6           25.5          22.9
Engineering and product development . . . . . . . .          2.0          1.4            5.6           3.3
Other income  . . . . . . . . . . . . . . . . . . .         (1.8)        (0.5)          (3.4)         (1.2)
Equity in loss of unconsolidated subsidiaries . . .           --           --            3.2            --
Nonrecurring charges  . . . . . . . . . . . . . . .           --           --            6.4            --
                                                         -------      -------        -------       -------
Earnings from operations  . . . . . . . . . . . . .         26.1         16.7           32.2          49.8

Interest expense, net . . . . . . . . . . . . . . .         18.3          3.7           30.4          11.3
                                                         -------      -------        -------       -------
Income before taxes on income and extraordinary
    items . . . . . . . . . . . . . . . . . . . . .          7.8         13.0            1.8          38.5
Income tax provision  . . . . . . . . . . . . . . .          3.1          5.0            0.5          15.0
                                                         -------      -------        -------       -------
    Income before extraordinary items   . . . . . .          4.7          8.0            1.3          23.5
Extraordinary Items:
    Bond defeasance, net of tax of $4.9   . . . . .           --           --           (7.4)           --
                                                         -------      -------        -------       -------
  Net income (loss)   . . . . . . . . . . . . . . .      $   4.7      $   8.0        $  (6.1)      $  23.5
                                                         =======      =======        =======       =======

Per share income - Pre Split (Note 7)
Income before extraordinary items   . . . . . . . .      $  0.42      $  0.46        $  0.09       $  1.34
Extraordinary items, net of tax . . . . . . . . . .           --           --          (0.50)           --
                                                         -------      -------        -------       -------
Net Income (loss) . . . . . . . . . . . . . . . . .      $  0.42      $  0.46        $ (0.41)      $  1.34
                                                         =======      =======        =======       =======

Weighted average shares outstanding
(in thousands)  . . . . . . . . . . . . . . . . . .       11,195       17,574         14,747        17,574
                                                         =======      =======        =======       =======

Dividends declared per share  . . . . . . . . . . .      $    --      $ 0.015        $ 0.030       $ 0.045
                                                         =======      =======        =======       =======

Per share income - Post Split (Note 7)
Income before extraordinary items   . . . . . . . .      $  0.21      $  0.23        $  0.05        $ 0.67
Extraordinary items, net of tax . . . . . . . . . .           --           --          (0.25)           --
                                                         -------      -------        -------       -------
Net Income (loss) . . . . . . . . . . . . . . . . .      $  0.21      $  0.23        $ (0.20)       $ 0.67
                                                         =======      =======        =======       =======

Weighted average shares outstanding
(in thousands)  . . . . . . . . . . . . . . . . . .       22,390       35,148         29,493        35,148
                                                         =======      =======        =======       =======

Dividends declared per share  . . . . . . . . . . .      $    --      $ 0.008        $ 0.015       $ 0.023
                                                         =======      =======        =======       =======



          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (MILLIONS OF DOLLARS)

                                                                                  OCT. 31,     JAN. 31,
                                                                                    1996         1996
                                                                                  ---------    --------
                                                                                 (UNAUDITED)
                                                    ASSETS
                                                    ------
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .            $   15.6        $   1.8
  Receivables (less allowance of $2.0 million and $0.1 million
      at October 31, 1996 and January 31, 1996)   . . . . . . . . . .               142.4          109.6
  Inventory (Note 3)  . . . . . . . . . . . . . . . . . . . . . . . .                74.6           58.9
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . .                12.3            9.9
                                                                                 --------        -------
        Total current assets  . . . . . . . . . . . . . . . . . . . .               244.9          180.2

Property, plant and equipment:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                20.1           18.3
  Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                96.1           76.8
  Machinery and equipment   . . . . . . . . . . . . . . . . . . . . .               432.3          319.7
                                                                                 --------        -------
        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               548.5          414.8
  Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . .              (132.9)        (110.4)
                                                                                 --------        -------
      Net property, plant and equipment   . . . . . . . . . . . . . .               415.6          304.4
Goodwill and other assets, net  . . . . . . . . . . . . . . . . . . .               449.9          149.3
                                                                                 --------        -------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .            $1,110.4        $ 633.9
                                                                                 ========        =======


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

Current liabilities:
  Bank borrowings   . . . . . . . . . . . . . . . . . . . . . . . . .            $    3.1        $   4.1
  Current portion of long-term debt   . . . . . . . . . . . . . . . .                 0.2            0.1
  Accounts payable and accrued liabilities  . . . . . . . . . . . . .               196.7          125.5
                                                                                 --------        -------
      Total current liabilities   . . . . . . . . . . . . . . . . . .               200.0          129.7
Noncurrent liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .               676.0          128.9
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .                37.1           48.1
  Pension and other long-term liabilities   . . . . . . . . . . . . .               172.0           81.8
                                                                                 --------        -------
      Total noncurrent liabilities  . . . . . . . . . . . . . . . . .               885.1          258.8
Commitments and Contingencies (Note 6 and 7)
Stockholders' equity:
  Preferred stock, 25,000,000 shares authorized, none issued
  Common stock, par value $0.01 per share:
     Authorized 50,000,000 shares
     Issued and outstanding, 11,195,259 and 17,574,000 shares
     respectively   . . . . . . . . . . . . . . . . . . . . . . . . .                 0.1            0.2
  Additional paid in capital  . . . . . . . . . . . . . . . . . . . .                46.3          198.5
  Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . .               (18.0)          49.6
  Foreign currency translation adjustment   . . . . . . . . . . . . .                (0.5)          (0.3)
  Pension liability adjustment  . . . . . . . . . . . . . . . . . . .                (2.6)          (2.6)
                                                                                 --------        -------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . .                25.3          245.4
                                                                                 --------        -------
Total liabilities and stockholders' equity  . . . . . . . . . . . . .            $1,110.4        $ 633.9
                                                                                 ========        =======

          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)


                                                                                Nine Months Ended October 31,

                                                                                    1996            1995
                                                                                    ----            ----
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .             $  (6.1)       $  23.5
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .                26.2           19.6
  Amortization of intangibles and debt issue costs  . . . . . . . . .                 7.6            4.6
  Increase (decrease) in deferred taxes   . . . . . . . . . . . . . .               (11.5)           1.7
  Asset writedown   . . . . . . . . . . . . . . . . . . . . . . . . .                11.9            --
  Nonrecurring charges  . . . . . . . . . . . . . . . . . . . . . . .                 6.4            --
  Equity in losses of  subsidiaries   . . . . . . . . . . . . . . . .                 3.2            --
  Extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . . .                12.3            --
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables  . . . . . . . . . . . . . . .                (3.1)         (24.9)
    (Increase) decrease in inventories  . . . . . . . . . . . . . . .                 0.4            5.9
    (Increase) decrease in prepaid expenses and other   . . . . . . .                (2.0)          (0.9)
    Increase (decrease) in accounts payable and accrued liabilities .                 7.5            4.2
    Increase  (decrease) in other long-term liabilities   . . . . . .               (23.5)          (3.6)
                                                                                  -------        -------
      Cash provided by operating activities   . . . . . . . . . . . .                29.3           30.1

Cash flows from investing activities:
  Acquisition of property, plant and equipment  . . . . . . . . . . .               (51.4)         (32.2)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (6.6)          (6.2)
                                                                                  -------        -------
      Cash used for investing activities  . . . . . . . . . . . . . .               (58.0)         (38.4)

Cash flows from financing activities:
  Decrease in foreign bank borrowings and loans   . . . . . . . . . .                (1.2)          (5.7)
  Retirement of long term debt  . . . . . . . . . . . . . . . . . . .              (106.4)           --
  Retirement of acquired long term debt   . . . . . . . . . . . . . .              (137.7)           --
  Proceeds from issuance of long term debt  . . . . . . . . . . . . .               673.5            --
  Common stock repurchase   . . . . . . . . . . . . . . . . . . . . .              (506.1)           --
  Proceeds from equity infusion, net of costs   . . . . . . . . . . .               185.4            --
  Dividend paid to stockholders   . . . . . . . . . . . . . . . . . .                (0.5)          (0.8)
  Fees paid to issue long term debt   . . . . . . . . . . . . . . . .               (35.0)            --
  Increase (decrease) in bank revolving loan & other domestic loans .               (29.5)          15.7
                                                                                  -------        -------
        Cash provided by financing activities   . . . . . . . . . . .                42.5            9.2
                                                                                  -------        -------
Effect of exchange rate changes on cash and cash equivalents  . . . .                  --             --
                                                                                  -------        -------
        Increase in cash and cash equivalents   . . . . . . . . . . .                13.8            0.9
Cash and cash equivalents at beginning of year  . . . . . . . . . . .                 1.8            0.5
                                                                                  -------        -------
Cash and cash equivalents at end of period  . . . . . . . . . . . . .             $  15.6        $   1.4
                                                                                  =======        =======

Supplemental data:
  Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . .             $  18.0        $   8.0
  Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . .             $   7.3        $  15.6


          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(1) BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 31, 1996 and January 31, 1996, and the results of its operations for the three and nine months ended October 31, 1996 and 1995 and cash flows for the nine months ended October 31, 1996 and 1995.
The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

(3) INVENTORIES

      The major classes of inventory are as follows:

                                                                                  Oct. 31,      Jan. 31,
                                                                                   1996           1996
                                                                                   ----           ----
      Raw materials   . . . . . . . . . . . . . . . . . . . . . . . .             $  23.0        $  19.7
      Work-in-progress  . . . . . . . . . . . . . . . . . . . . . . .                20.8           13.5
      Finished goods  . . . . . . . . . . . . . . . . . . . . . . . .                30.8           25.7
                                                                                  -------        -------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . .             $  74.6        $  58.9
                                                                                  =======        =======

(4) DIVESTITURES

      During the third quarter of fiscal 1996, the Company sold its 7% equity investment in Central Manufacturing Company located in Kentucky for $3.95 million, recognizing a gain on the sale of the investment of $0.75 million.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


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

      Immediately prior to the Merger and as part of the financing thereof, the Company issued and sold to certain new investors (i) an aggregate of 200,000 shares of Company Preferred Stock, which upon consummation of the Merger were converted into an aggregate of 6,250,000 shares of new common stock, and (ii) 150,000 warrants, in exchange for aggregate cash consideration, net of related costs, of $185.4 million. The Company also issued new long-term debt totaling $673.5 which was utilized along with the equity infusion to (i) retire $106.4 million principal amount plus redemption premium of the Company's 9 1/4% Senior Notes due 2002, (ii) retire all existing senior debt of Motor Wheel at the time of the acquisition, and (iii) repurchase 15,816,600 shares of the Company's common stock.

      The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Motor Wheel had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles, depreciation of property, plant and equipment, increased interest expense on the recapitalization debt, and the related income tax effects.

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                        1996         1995        1996         1995
                                        ----         ----        ----         ----
Sales                                 $234.4       $247.8      $690.8        $741.7
Operating income                        26.1         20.1        34.8          61.7
Net Income (loss)                        4.7          1.6       (18.6)          5.2
Net Income (loss) per share           $ 0.42       $ 0.14      $(1.66)       $ 0.46

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

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

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

      The following condensed consolidating financial information presents:

          (1) Condensed consolidating financial statements as of October 31, 1996 and January 31, 1996 and for the nine month periods ended October 31, 1996 and 1995, of (a) Hayes Wheels International, Inc., the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

          (2) Elimination entries necessary to consolidate Hayes Wheels International, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

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

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(5) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- CONT'D.

                               Hayes Wheels International, Inc. and Subsidiaries Condensed Consolidating Statements of Operations
                                   For the Nine Months Ended October 31, 1996

                                                         Guarantor   Nonguarantor               Consolidated
                                              Parent    Subsidiaries Subsidiaries  Eliminations    Total
                                              ------    ------------ ------------  ------------ ------------
Net sales                                     $ 197.8      $ 302.8      $ 57.7      $  (2.5)        $555.8
Cost of goods sold                              182.9        258.7        47.2         (2.5)         486.3
                                              -------      -------      ------       ------         ------

Gross profit                                     14.9         44.1        10.5           --           69.5

Marketing, general and administrative             5.9         16.5         3.1           --           25.5
Engineering and product development               2.6          2.2         0.8           --            5.6
Other (income) expense                           (0.7)        (0.2)       (2.5)                       (3.4)
Equity in loss of unconsolidated
subsidiaries                                      3.2                                                  3.2
Nonrecurring charges                              6.4           --                       --            6.4
                                              -------      -------      ------       ------         ------

Earnings (loss) from operations                  (2.5)        25.6         9.1           --           32.2

Interest expense, net                            13.9         16.1         0.4           --           30.4
Earnings in subsidiaries                         (5.0)          --          --          5.0             --
                                              -------      -------      ------       -------        ------

Income (loss) before taxes on                   (11.4)         9.5         8.7         (5.0)           1.8
income and extraordinary items

Income tax provision (benefit)                   (7.7)         4.2         4.0           --            0.5
                                              -------      -------      ------       ------         ------

Income (loss) before extraordinary
items                                            (3.7)         5.3         4.7         (5.0)           1.3

Extraordinary items:
Bond defeasance, net of tax of $4.9              (7.4)          --          --           --           (7.4)
                                              -------      -------      ------       ------         ------

Net Income (loss)                             $ (11.1)     $   5.3      $  4.7       $ (5.0)        $ (6.1)
                                              =======      =======      ======       ======         ======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(5) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- CONT'D.

                   For the Nine Months Ended October 31, 1995

                                                         Guarantor   Nonguarantor               Consolidated
                                               Parent   Subsidiaries Subsidiaries  Eliminations    Total
                                               ------   ------------ ------------  ------------ ------------
Net sales                                    $  190.0      $ 216.5        $64.7      $ (2.2)       $ 469.0
Cost of goods sold                              157.2        186.9         52.3        (2.2)         394.2
                                             --------      -------       ------      -------       -------
Gross profit                                     32.8         29.6         12.4          --           74.8

Marketing, general and administrative             8.7         11.5          2.7          --           22.9
Engineering and product development               1.3          1.2          0.8          --            3.3
Other (income) expense                           (0.3)         --          (0.9)         --           (1.2)
                                             --------      -------       ------      ------        --------

Earnings from operations                         23.1         16.9          9.8          --           49.8

Interest expense, net                             4.6          5.8          0.9          --           11.3
Earnings in subsidiaries                         (4.6)         --            --         4.6             --
                                             --------      -------       ------      ------        -------

Earnings before taxes on income                  23.1         11.1          8.9        (4.6)          38.5

Income tax provision                              7.1          3.5          4.4          --           15.0
                                             --------      -------       ------      ------        -------
Net Income                                   $   16.0      $   7.6       $  4.5      $ (4.6)       $  23.5
                                             ========      =======       ======      ======        =======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(5) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- CONT'D.

               Hayes Wheels International, Inc. and Subsidiaries
                    Condensed Consolidations Balance Sheets
                                October 31, 1996

                                                         Guarantor   Nonguarantor                Consolidated
                                               Parent  Subsidiaries  Subsidiaries   Eliminations     Total
                                               ------  ------------  ------------   ------------     -----
Current Assets
  Cash and Cash Equivalents                   $  14.4      $   0.5      $   0.7        $    --    $   15.6
  Accounts Receivable                            49.1         70.8         22.5             --       142.4
  Inventories                                    33.0         36.6          5.0             --        74.6
  Prepaids and Other                              4.2          2.3          6.1           (0.3)       12.3
                                               ------       ------       ------          -----     -------
      Total Current Assets                      100.7        110.2         34.3           (0.3)      244.9
  Gross Fixed Assets                            214.1        266.4         68.0             --       548.5
  Accumulated Depreciation                      (46.1)       (63.5)       (23.3)            --      (132.9)
                                               ------       ------       ------          -----     -------
  Net Fixed Assets                              168.0        202.9         44.7             --       415.6
  Other Assets                                  301.0        356.0          4.7         (211.8)      449.9
                                               ------       ------       ------         ------     -------
      Total Assets                            $ 569.7      $ 669.1      $  83.7        $(212.1)   $1,110.4
                                               ======       ======       ======         ======     =======
Current Liabilities
  Bank Borrowings                             $   --       $   --       $   3.1        $    --    $    3.1
  Current Portion Long Term Debt                  0.1          --           0.1             --         0.2
  Account Payable & Accrued Liabilities          83.1         93.0         20.9           (0.3)      196.7
                                               ------       ------       ------         ------       -----
      Total Current Liabilities                  83.2         93.0         24.1           (0.3)      200.0
  Long Term Debt                                675.7         ---           0.3             --       676.0
  Pensions and Other Long Term Liabilities       62.4        106.1          6.0           (2.5)      172.0
  Deferred Income Taxes                          13.0         12.9         11.2             --        37.1
  Parent Loans and Advances                    (257.3)       255.0         21.2          (18.9)         --
                                               ------       ------       ------         ------     -------
      Total Long Term Liabilities               493.8        374.0         38.7          (21.4)      885.1
  Common Stock                                    0.1          --           --              --         0.1
  Additional Paid In Capital                     46.3        110.5          1.9         (112.4)      290.8
  Retained Earnings (deficit)                   (49.8)        91.6         16.9          (76.7)     (262.5)
  Pension Adjustment                             (2.6)         --           --              --        (2.6)
  Currency Translation Adjustment                (1.3)         --           2.1           (1.3)       (0.5)
                                               ------       ------       ------           -----    -------
      Total Stockholders' Equity                 (7.3)       202.1         20.9         (192.4)       25.3
                                               ------       ------       ------         ------     -------
Total Liabilities and Stockholders' Equity    $ 569.7      $ 669.1      $  83.7        $(212.1)   $1,110.4
                                               ======       ======       ======         ======     =======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(5) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- CONT'D.

               Hayes Wheels International, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheet
                                January 31, 1996

                                                         Guarantor   Nonguarantor               Consolidated
                                              Parent    Subsidiaries Subsidiaries  Eliminations     Total
                                              ------    ------------ ------------  ------------     -----
Current Assets
  Cash and Cash Equivalents                  $   1.0     $    0.1      $    0.7     $    --      $    1.8
  Accounts Receivable                           50.4         35.6          23.6          --         109.6
  Inventories                                   36.4         18.7           3.8          --          58.9
  Prepaids and Other                             3.4          3.9           2.8         (0.2)         9.9
                                             -------     --------      --------     --------     --------
      Total Current Assets                      91.2         58.3          30.9         (0.2)       180.2
  Gross Fixed Assets                           178.5        173.2          63.1          --         414.8
  Accumulated Depreciation                     (37.2)       (53.1)        (20.1)         --        (110.4)
                                             -------     --------      --------     --------     --------
  Net Fixed Assets                             141.3        120.1          43.0          --         304.4
  Other Assets                                 169.6         76.3           5.0       (101.6)       149.3
                                             -------     --------      --------     --------     --------
      Total Assets                           $ 402.1     $  254.7      $   78.9     $ (101.8)    $  633.9
                                             =======     ========      ========     ========     ========
Current Liabilities
  Bank Borrowings                            $   --      $    --       $    4.1     $    --      $    4.1
  Current Portion Long Term Debt                 --           --            0.1          --           0.1
  Accounts Payable and Accrued Liabilities      78.8         26.2          20.8         (0.3)       125.5
                                             -------     --------      --------     ---------    --------
      Total Current Liabilities                 78.8         26.2          25.0         (0.3)       129.7
  Long Term Debt                               128.6          --            0.3          --         128.9
  Pensions and Other Long Term Liabilities      76.7          0.1           9.2         (4.2)        81.8
  Deferred Income Taxes                         18.4         18.0          11.7          --          48.1
  Parent Loans and Advance                    (115.4)       117.3          15.9        (17.8)         --
                                             -------     --------      --------     --------     -------
  Total Long Term Liabilities                  108.3        135.4          37.1        (22.0)       258.8
  Common Stock                                   0.2          --            --          --            0.2
  Additional Paid In Capital                   198.5          6.5           1.9         (8.4)       198.5
  Retained Earnings                             20.7         86.6          12.5        (70.2)        49.6
  Pension Adjustment                            (2.6)         --            --           --          (2.6)
  Currency Translation Adjustment               (1.8)         --            2.4         (0.9)        (0.3)
                                             -------     -------       --------     --------     --------
      Total Stockholders' Equity               215.0        93.1           16.8        (79.5)       245.4
                                             -------     -------       --------     --------     --------

Total Liabilities and Stockholders' Equity   $ 402.1     $ 254.7       $   78.9     $ (101.8)    $  633.9
                                             =======     =======       ========     ========     ========

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(5) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- CONT'D.

               Hayes Wheels International, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows

                   For the Nine Months Ended October 31, 1996

                                                         Guarantor   Nonguarantor               Consolidated
                                             Parent     Subsidiaries Subsidiaries  Eliminations     Total
                                             ------     ------------ ------------  ------------     -----
Cash flow provided from (used by)
  Operating activities                          11.7         21.8           0.8        (5.0)         29.3
  Cash flows from investing activities:
  Acquisition of property, plant & equipment   (35.6)       (10.9)         (4.9)        --          (51.4)
  Other, net                                     3.9        (10.5)          --          --           (6.6)
                                              ------       ------       -------      ------        ------
  Cash flow used by investing activities       (31.7)       (21.4)         (4.9)        --          (58.0)
  Cash flows from financing activities:
  Increase (decrease) in foreign bank
      borrowings and loans                       --           --           (1.2)        --           (1.2)
  Increase (decrease) in bank revolving
      and other domestic borrowing             (29.5)         --            --          --          (29.5)
  Dividends paid to shareholders                (0.5)                                                (0.5)
  Retirement of long term debt                (106.4)                                              (106.4)
  Retirement of acquired long term debt                    (137.7)                                 (137.7)
  Proceeds from issuance of long term debt     673.5                                                673.5
  Common stock repurchase                     (506.1)                                              (506.1)
  Proceeds from equity infusion                185.4                                                185.4
  Fees paid to issue long term debt            (35.0)         --            --          --          (35.0)
                                              ------       ------       -------      ------        ------
  Cash provided from (used by)
      financing activities                     181.4       (137.7)         (1.2)        --           42.5
  Increase (decrease) in parent advances      (148.0)       137.7           5.3         5.0          --
  Effect of Exchange Rates on Cash and
      cash equivalents                           --           --            --          --            --
                                              ------       ------       -------      ------        ------
  Net Increase (decrease) in cash and
      cash equivalents                          13.4          0.4            --         --           13.8
  Cash and cash equivalents at Beginning
      of period                                  1.0          0.1           0.7         --            1.8
                                              ------       ------       -------      ------        ------
  Cash and cash equivalents at End of
      period                                    14.4          0.5           0.7         --           15.6
                                              ======       ======       =======      ======        ======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(5) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- CONT'D.

                   For the Nine Months Ended October 31, 1995


                                                         Guarantor   Nonguarantor               Consolidated
                                             Parent     Subsidiaries Subsidiaries  Eliminations     Total
                                             -------    ------------ ------------  ------------     -----
Cash flow provided from (used by)
      operating activities                      33.9         (5.2)          6.0          (4.6)       30.1
  Cash flows from investing activities:
  Acquisition of property, plant & equipment   (16.5)       (12.2)         (3.5)          --        (32.2)
  Other, net                                    (7.7)         2.7          (1.2)          --         (6.2)
                                             -------       ------       -------       -------      ------
Cash flow used by investing activities         (24.2)        (9.5)         (4.7)          --        (38.4)
  Cash flows from financing activities:
  Increase (decrease) in foreign bank
      borrowings and loans                       --            --          (5.7)          --         (5.7)
  Increase (decrease) in bank revolving
       and other domestic borrowing             17.0         (1.3)          --            --         15.7
  Dividends paid to shareholders                (0.8)         --            --            --         (0.5)
                                             -------       ------       -------       -------      ------
Cash provided from (used by)
      financing activities                      16.2         (1.3)         (5.7)          --          9.2
  Increase (decrease) in parent                (24.7)        15.9           4.2           4.6        --
  Effect of Exchange Rates on Cash and
      cash equivalents                           --           --            --            --          --
                                             -------       ------       -------       -------      ------
Net Increase (decrease) in cash and
  cash equivalents                               1.2         (0.1)         (0.2)          --          0.9
Cash and cash equivalents at Beginning
  of period                                      0.1          0.1           0.3           --          0.5
                                             -------       ------       -------       -------      ------
Cash and cash equivalents at End of period       1.3           --           0.1           --          1.4
                                             =======       ======       =======       =======      ======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)


(6) COMMITMENTS AND CONTINGENCIES

      Management believes that at October 31, 1996, the Company was in compliance with its various financial covenants. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending October 31, 1997.

      The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

(7)      SUBSEQUENT EVENTS

      On December 6, 1996, the Company's Board of Directors declared a stock split to be effected in the form of a stock dividend. This dividend will be accomplished through the issuance of one share of the Company's voting common stock and one share of the Company's nonvoting common stock for every outstanding share of voting and nonvoting common stock, respectively. The stock dividend will be payable on January 6, 1997 to stockholders of record at the close of business on December 20, 1996. Net income-Post Split and weighted average shares outstanding-Post Split reflect the retroactive restatement of the stock split for all periods presented.

      On December 6, 1996, the Company signed a Letter of Intent (the
"Letter") with Lemmerz Holding GmbH ("Lemmerz") and each of the shareholders of Lemmerz, wherein the Company acknowledged its intent to acquire 76.63% of the total equity capital interest in Lemmerz (the "Acquisition").

      As contemplated by the Letter, the Acquisition would be accomplished by the Company's payment to the Lemmerz shareholders of $109.9 million in cash and 3,750,000 newly issued shares of Series A convertible preferred stock of the Company. Each share of such preferred stock is convertible, upon approval of the Company's stockholders, into one share of the Company's common voting shares, or in the aggregate, 3,750,000 common voting shares (7,500,000 common voting shares after taking into account the completion of the stock split described above). The Company will also seek approval from its stockholders to change the name of the Company to "Hayes Lemmerz International, Inc."

      Lemmerz is the leading full-line wheel supplier in Europe and manufactures steel and aluminum wheels for automobiles and light trucks, and steel wheels for heavy-duty trucks and had revenues of approximately $450 million. If the Acquisition is completed, Lemmerz, or an entity formed for the purpose of receiving the Lemmerz shares in the Acquisition, would become a subsidiary of the Company.

     Consummation of the Acquisition is subject to various conditions, including
(i) the negotiation and execution of a definitive, legally binding, written agreement and agreements with key management employees, (ii) receipt by Lemmerz, the Lemmerz shareholders and the Company of all required governmental and third-party approvals to the Acquisition, including, but not limited to, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any applicable German or other antitrust legislation, and (iii) the satisfactory completion of due diligence reviews of Lemmerz and the Company, by the Company and the Lemmerz shareholders, respectively.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      On December 9, 1996, the Company announced that it had signed a Letter of Intent (the "Letter") with Lemmerz Holding GmbH ("Lemmerz") and each of the shareholders of Lemmerz, wherein the Company acknowledged its intent to acquire 76.63% of Lemmerz (the "Acquisition"). See "Item 1, Note 7 - Subsequent Events."

      Lemmerz is the leading full-line steel wheel supplier in Europe. Lemmerz manufactures steel and aluminum wheels for automobiles and light trucks, and steel wheels for heavy-duty trucks. If the Acquisition is completed, Lemmerz, or an entity formed for the purpose of receiving the Lemmerz shares in the Acquisition, would become a wholly-owned subsidiary of the Company.

      If the Acquisition is consummated, the respective businesses of the Company and Lemmerz will be combined. As a result, the results of operations of the combined entity may not be comparable to the results of operations of the Company prior to the Acquisition.

      The discussion below does not take into account the execution of the Letter or the Acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995

      The Company's net sales for the third quarter of fiscal 1996 increased by $76.5 million or 48.4% compared to the third quarter of fiscal 1995. This increase was due to the additional sales contributed by Motor Wheel, which was acquired on July 2, 1996, and higher revenues in the Company's North American Aluminum Wheel and aftermarket groups. This increase was partially offset by lower selling prices due to the pass through of lower aluminum costs for the quarter and the negative effects of the UAW and CAW strikes against General Motors.

      The Company's gross profit for the third quarter of fiscal 1996 was $35.9 million or 15.3% of net sales, versus $25.2 million or 16.0% of net sales for the same period in 1995. The decrease in margin percentage was due primarily to the UAW and CAW strikes against General Motors.

      Marketing, general and administration expenses increased by $2.0 million in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. However, these costs decreased from 4.8% of net sales for the third quarter of fiscal 1995 to 4.1% of net sales for the current period due to synergies being recognized as a result of the consolidation of the Hayes Wheels and Motor Wheel headquarters. The Company believes marketing, general and administration expense will continue to improve as a percentage of net sales due to the continuation of these savings.

      Engineering and product development expense increased by $0.6 million in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. However, these costs remained level at 0.9% of net sales for the same period of fiscal 1996 and 1995.

      Other income increased by $1.3 million in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. This increase is due to the recognition of a gain on the sale of the Company's 7.0% equity investment in Central Manufacturing Company located in Kentucky and the timing of the sale of molds in the Company's European operations.

      Interest expense increased to $18.3 million for the third quarter of fiscal 1996, an increase of $14.6 million from the same period in 1995. This change was primarily caused by increased debt as a result of the acquisition of Motor Wheel and recapitalization of the Company.

NINE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1995

      The Company's net sales for the first nine months of fiscal 1996 increased by $86.8 million or 18.5% compared to the first nine months of fiscal 1995. This increase was due to additional sales contributed by Motor Wheel which was acquired effective July 2, 1996, and increased volume in North America. These results were partially offset by the General Motors strikes during the first and third quarters and lower selling prices due to the pass through of lower aluminum costs.

     The Company's gross profit for the first nine months of fiscal 1996 decreased to $69.5 million or 12.5% of net sales, compared with $74.8 million or 15.9% of net sales for the same period in 1995. The decrease in margin percentage was attributable to: (1) the writedown of certain assets during the second quarter, (2) inefficiencies in former Motor Wheel plants that are either being prepared for or are undergoing closure or major restructuring, and (3) production losses resulting from the General Motors strikes. The Company believes that margins will continue to improve through the end of fiscal 1996 in comparison with the first nine months because it anticipates that it will benefit from the closure and restructuring of former Motor Wheel facilities and asset writedowns.

      Marketing, general and administration expenses were $2.6 million higher in the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995. These costs decreased from 4.9% of net sales for the first same period of fiscal 1995 to 4.6% of net sales for the current period due to the synergies being recognized as a result of the consolidation of the Hayes Wheels
and Motor Wheel headquarters.   The Company believes marketing, general and
administration expense will continue to improve as a percent of net sales due to savings recognized as a result of merger synergies for the remainder of fiscal 1996.

      Engineering and product development expenses increased $2.3 million in the first nine months of fiscal 1996 versus the first nine months of fiscal 1995. The increase is due to additional engineering and product development costs related to new product lines acquired as a result of the merger and a decrease in recovery on engineering expenses related to the timing of new programs.

      Other income increased by $2.2 million during the first nine months of fiscal 1996 as compared to the same period in fiscal 1995. This increase is due to the recognition of a gain on the sale of the Company's 7.0% equity investment in Central Manufacturing Company located in Kentucky and the timing of the sales of molds in the Company's European operations for the first and third quarters of fiscal 1996.

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

      Interest expense increased to $30.4 million for the first nine months of fiscal 1996, an increase of $19.1 million from the same period in 1995. This change was primarily caused by (1) increased debt as a result of the acquisition of Motor Wheel and the recapitalization of the Company and (2) higher bank fees and interest rates associated with the increased debt incurred during this period.

      The extraordinary loss for bond defeasance represents the redemption premium and unamortized debt issue costs related to the 9 1/4% Senior Notes due 2002, of which $98.5 million principal amount was retired as part of the Company's recapitalization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations provided $29.3 million in cash during the first nine months of fiscal 1996, a decrease of $0.8 million over the same period of fiscal 1995. This decrease includes a payment of $14.0 million to the Company's pension plans including additional funding per agreement with the Pension Benefit Guaranty Corporation, offset by decreased working capital requirements for the first nine months of fiscal 1996.

      Capital expenditures for the first nine months of fiscal 1996 amounted to $51.4 million, an increase of $19.2 million from the same period in 1995. These capital expenditures include the acquisition of machinery and equipment primarily for additional production capacity at our North American facilities to meet future customer requirements for fabricated aluminum and Full Face Modular (R) ("FFM") wheels. The Company anticipates that total capital expenditures for fiscal 1996 will be approximately $80 million.

      The Company is party to a Credit Agreement, dated June 27, 1996 (the "Credit Agreement") with Canadian Imperial Bank of Commerce ("CIBC") and Merrill
Lynch Capital Corporation, as Managing Agents.   Pursuant to the Credit
Agreement, among other things, the Managing Agents have committed to lend to the Company up to $425 million in the form of a senior secured term loan facility, such aggregate amount being allocated among (i) a Tranche A Term Loan facility in an aggregate principal amount of up to $200 million , (ii) a Tranche B Term Loan Facility in an aggregate principal amount of up to $125 million and (iii) a Tranche C Term Loan Facility in an aggregate principal amount of up to $100 million (collectively, the "Facilities"), and up to $220 million in the form of a senior secured revolving credit facility (the "Revolving Facility", and together with the Facilities, the "Loans"). In addition, CIBC agreed to serve as administrative and syndication agent (the "Agent") in connection with the Loans. The Facilities are guaranteed by the Company and all of its existing and future domestic subsidiaries. The Facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future domestic subsidiaries and 65% of the shares of certain of the Company's existing and future foreign subsidiaries. As of October 31, 1996, there was $423.5 million outstanding under this agreement.

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

      Management believes that, at October 31, 1996, the Company was in compliance with its various financial covenants. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending October 31, 1997.

      During the next five years, the Company believes that its cash requirements for working capital, capital expenditures, interest and debt repayments will be met through internally generated funds and utilization of available borrowing sources.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

             None.

Item 2.      Changes in Securities

             None

Item 3.      Defaults upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security-Holders

             None

Item 5.      Other Information

             None.


Item 6.      Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit Number                Description
             --------------                -----------

                    27                     Financial Data Schedule

         (b) Reports on Form 8-K

             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HAYES WHEELS INTERNATIONAL, INC.


December 13, 1996                       By: /s/ William D. Shovers
                                                --------------------------
                                                William D. Shovers
                                                Vice President --
                                                Chief Financial Officer
                                                and Principal Accounting Officer

                                 EXHIBIT INDEX


                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER               DESCRIPTION                                      PAGE
------               -----------                                      ----

27                   Financial Data Schedule