Form 10-K405
period 1997-01-31
HAYES WHEELS INTERNATIONAL INC
filed 1997-04-30
CIK 893670

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

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

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES [X]     NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.     [X]

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 29, 1997 (BASED ON THE CLOSING PRICE OF THE REGISTRANT'S COMMON STOCK REPORTED ON THE NASDAQ NATIONAL MARKET SYSTEM ON SUCH DATE) WAS APPROXIMATELY $149 MILLION.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 30, 1997 WAS 22,390,518 SHARES.

================================================================================

                        HAYES WHEELS INTERNATIONAL, INC.
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
  Item 1.  Business ...................................................    3
  Item 2.  Properties .................................................   12
  Item 3.  Legal Proceedings ..........................................   12
  Item 4.  Submission of Matters to a Vote of Security Holders ........   14
           Executive Officers of Registrant ...........................   14
PART II
  Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters ......................................   15
  Item 6.  Selected Financial Data ....................................   16
  Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................   16
  Item 8.  Consolidated Financial Statements and Supplementary Data ...   19
  Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure .................................   19
PART III
  Item
     10.   Directors and Executive Officers of the Registrant .........   19
  Item
     11.   Executive Compensation .....................................   21
  Item
     12.   Security Ownership of Certain Beneficial Owners and
             Management ...............................................   27
  Item
     13.   Certain Relationships and Related Transactions .............   29
PART IV
  Item
     14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K ......................................................   31
  Signatures ..........................................................   34

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY'S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY'S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY'S FINANCIAL STRUCTURE AND THE COMPANY'S COST OF CAPITAL AND BORROWED MONEY; AND (5) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Hayes Wheels International, Inc. and subsidiaries (collectively, the "Company", unless the context requires otherwise) is a world leader in the manufacture, design and supply of wheels and brake components to original equipment manufacturers ("OEMs") of passenger cars, light trucks and commercial highway vehicles.

     The Company considers its operations to be operating in two geographic areas (North America and Europe). The financial information required by geographic area for the three years ended January 31, 1997, 1996 and 1995 ("Fiscal 1996," "Fiscal 1995" and "Fiscal 1994", respectively) is included in
Note 14 of the "Notes to the Consolidated Financial Statements" section of the 1996 Annual Report, which section is incorporated herein by reference. Sales of automotive wheel and brake products comprise approximately 87% of the Company's combined net sales (80% wheels and 7% brake components), with the remainder consisting of commercial highway wheel and brake products. The following table sets forth the Company's estimated market position for its primary products in North America and Europe in Fiscal 1996:

                                                                MARKET POSITION
                                                                ---------------
NORTH AMERICA
  Automotive Steel Wheels -- Including OEMs                           #1
  Automotive Cast Aluminum Wheels                                     #2
  Automotive Fabricated Aluminum Wheels                               #1
  Automotive Brake Rotors and Drums -- Excluding OEM                  #2
  Automotive Brake Rotors and Drums -- Including OEM                  #3
  Commercial Highway Wheels                                           #2
  Commercial Highway Brake Hubs and Drums                             #1
EUROPE
  Automotive Aluminum Wheels                                          #1

     The Company also has a 58% owned subsidiary in the Czech Republic and strategic manufacturing joint ventures in Mexico, Brazil, Venezuela and the United States, as well as a technical relationship in Thailand.

     The Company's principal customers for wheel and brake products consist of the majority of the OEMs in North America, Europe and Japan, including General Motors, Ford, Chrysler (the three of which comprised approximately 74% of the Company's combined Fiscal 1996 revenues), BMW, Renault, Fiat, Volkswagen, Porsche, Toyota, Mazda, Nissan, Honda and Isuzu. The Company also has over 300 commercial highway customers in North America, including Trailmobile, Strick, Great Dane Trailers, Freightliner and PACCAR.

     A significant trend toward the use of lighter, more highly-styled wheels for passenger cars and light trucks has increased the demand for and the use of aluminum wheels. Aluminum wheel growth is primarily attributable to: (i) the weight advantage of aluminum wheels, which helps OEMs meet government-imposed fuel economy standards; and (ii) the aesthetics of styled cast aluminum wheels. Aluminum wheel penetration (new vehicle installations) in North America has increased from approximately 3% in 1980 to approximately 44% in 1996. Management estimates that such penetration will reach approximately 55% by 2000 due primarily to new aluminum wheel product innovations including fabricated aluminum wheels and Full Face Cast aluminum ("FFC(TM)") wheels. Aluminum wheel penetration in Europe in 1996 was approximately 21% and continues to display a similar growth pattern as that experienced in North America. The Company is well positioned to continue to increase sales of its aluminum wheels given the new, but rapidly growing, fabricated aluminum wheel and FFC(TM) wheel designs where the Company is the only significant manufacturer.

     Raw materials and component parts used in the Company's manufacturing operations are those commonly used in such operations and adequate supplies are available. The Company is generally not dependent on long-term supply contracts and has available to it alternate sources for its raw materials and component parts.

     The Company is dedicated to the continued development of new and improved wheels and brake components and related products either through its own engineering efforts or joint ventures with other parties. These new designs include full-faced styled steel wheels, light-weight fabricated aluminum wheels, FFC(TM) wheels, clad-covered wheels and Centrifuse(R) brake drums. The Company's North American Wheel and Brake Engineering, Design, and Advanced Research and Development Groups are located in Romulus, Michigan. The Company believes that it is a leader in advanced research for wheel and brake technology. All of the research and development and engineering relating to the Company's European aluminum wheel operations is conducted at the Company's Dello, Italy facility.

     Supported by computer-aided design and manufacturing, as well as finite-element analysis tools, the Company investigates specific wheel designs for lighter-weight wheels that help reduce overall vehicle weight and provide more attractive styling variations. To ensure that new, lighter-weight products are sufficiently durable to meet vehicle requirements, the Company performs fatigue tests that put prototype wheels through the equivalent of thousands of miles of road use before they reach the manufacturing stage. To ensure longevity of the wheels, salt-spray and other environmental tests are conducted on coated wheels. During Fiscal 1996, Fiscal 1995 and Fiscal 1994, the Company spent approximately $7.2 million, $4.7 million and $5.1 million, respectively, on engineering and product development.

     The Company owns numerous patents and trademarks and has patent licenses from others relating to its products and manufacturing methods. The Company also grants patent and trademark licenses to others throughout the world and receives royalties under most of these licenses. While the Company does not consider any particular patent or group of patents to be essential to its business as a whole, it considers its patents to be significant to the conduct of its business in certain product areas. In addition, the Company relies on proprietary data and processes, including trade secrets and know-how, and depends, to some extent, on such information remaining confidential.

     The Company's business originated with Hayes Wheel, founded in 1908 by Clarence Hayes, and K.H. Wheel Company, founded in 1909 by John Kelsey and John Herbert, which produced wooden-spoked wheels for automobiles such as Henry Ford's Model T. These companies merged in 1927 to form Kelsey-Hayes Wheel Corporation, which was reorganized in 1933 into Kelsey-Hayes Wheel Company. Varity Corporation ("Varity") acquired the Company in 1989 through the acquisition of K-H Corporation ("K-H"), which was then the sole stockholder of the Company. On December 16, 1992, the non-wheel businesses and assets of the Company, particularly its automotive brake systems business and assets, were transferred to, and certain liabilities related thereto were assumed by a wholly owned subsidiary of the Company, Kelsey-Hayes Company ("Kelsey-Hayes"), the capital stock of which was then transferred by the Company to K-H as an extraordinary dividend (the "Reorganization"). On December 23, 1992, the Company consummated an initial public offering of its common stock (the "IPO") upon the completion of which Varity owned 46.3% of the Company's outstanding common stock. On July 2, 1996, the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of March 28, 1996, between MWC Holdings, Inc. ("Holdings") and the Company (the "Merger Agreement"), and certain related transactions, pursuant to which: (i) Holdings was merged with and into the Company, with the Company as the surviving corporation (the "Merger"); (ii) the Company's common stock was recapitalized with each share of common stock then outstanding being exchanged for 1/10th share of new Common Stock, par value $.01 per share (the "Common Stock"), and $28.80 (the "Recapitalization"); (iii) Joseph, Littlejohn and Levy Fund II L.P. ("JLL Fund II") and certain other investors acquired ownership of approximately 76.6% of the Company's outstanding Common Stock; and (iv) and Varity's interest in the Company was diluted to 7.3%. As a result of the Merger, Motor Wheel Corporation, a wholly owned subsidiary of Holdings ("Motor Wheel"), became a wholly owned subsidiary of the Company.

     On December 9, 1996, the Company announced that it had signed a letter of intent with Lemmerz Holding GmbH ("Lemmerz") and each of the shareholders of Lemmerz, wherein the Company indicated its intent to acquire 76.63% of Lemmerz (the "Acquisition"), with the right to acquire the remaining interest at a later date. Lemmerz is the leading full-line steel wheel supplier in Europe. Lemmerz manufactures steel and aluminum wheels for automobiles and light trucks, and steel wheels for heavy-duty trucks. If the Acquisition is completed, Lemmerz, or an entity formed for the purpose of receiving the Lemmerz shares in the Acquisition, would become a subsidiary of the Company.

INDUSTRY

     Wheels for passenger cars and light trucks are generally made of steel or aluminum, which offer OEMs a range of design options for the vehicles. Steel wheels, which are heavier than aluminum wheels, are generally low-cost, high-volume production items that consist of two separate pieces (a rim and a center) welded together. The Company also manufactures more expensive stylized full-faced steel wheels, with a clear, color or chrome finish. "Full-faced" refers to a design approach in which the styling effect is obtained by forming the entire face of the wheel into a one-piece styled design that is then welded onto a partial rim assembly to form a complete wheel. Aluminum wheels are generally lighter in weight, more readily stylized and more expensive than steel wheels, and can be single-piece cast aluminum wheels, fabricated aluminum wheels or FFC(TM) wheels, which are made from two separate pieces (a fabricated aluminum rim and a cast aluminum center) welded together. The Company's fabricated aluminum wheels are similar in design to fabricated steel wheels. Though not as highly styled as cast aluminum wheels, they are lighter in weight than both fabricated steel and one-piece cast aluminum wheels.

     Based on published vehicle production statistics, the Company estimates that in 1996 approximately 24.5 million one-piece cast aluminum automotive wheels where manufactured in North America. The Company estimates that it sold approximately 22% of the aluminum wheels manufactured in North America in 1996. In Western Europe, the Company estimates that approximately 10.2 million cast aluminum wheels were manufactured in 1996, of which approximately 15% were sold by the Company.

     The Company estimates that in 1996 approximately 45 million steel passenger car and light truck wheels, including 14 million steel wheels manufactured by the OEMs for their own use, were manufactured in North America. During 1996, the Company believes that it sold approximately 51% of the independently manufactured steel wheels and approximately 35% of all steel wheels manufactured in North America.

     General Motors, Ford and Chrysler, as well as Japanese OEMs and European OEMs, continue to outsource component manufacturing. Wheel manufacturing is not strategic to these companies and outsourcing has increased in response to competitive pressures on OEMs to improve quality and reduce capital outlays, production costs, overhead and inventory levels. The Company believes that it is well positioned to benefit from any future outsourcing opportunities.

     OEMs typically specify the features of the wheel, whether steel or aluminum, which will be used for a particular model either as standard or optional equipment. Among the features specified by OEMs are weight, styling and pricing requirements. The OEM will ordinarily designate one supplier of a particular wheel for a vehicle model, although a particular vehicle model may utilize a number of different wheels produced by one or more suppliers. The process of being designated as a supplier of a particular wheel can take more than two years from the time of initial design to first delivery. A potential supplier must first develop a wheel design based on styling and engineering specifications provided by the OEM. After a comprehensive engineering and feasibility review, the OEM then designates a specific supplier for a particular wheel that meets the OEMs' cost, quality, styling and engineering specifications for particular vehicle models. The duration of the designation is dependent upon the life cycle of the vehicle model. Suppliers that design, engineer, manufacture and conduct quality control testing are generally referred to as Tier I suppliers. The Company believes that early involvement in the design and engineering of new wheel and brake products as a Tier I supplier affords it a competitive advantage in securing new business and provides customers a significant cost reduction through coordination of design, development and manufacturing processes. As a result of the lengthy approval process, combined with the continued designation of a particular supplier for the life of the vehicle model, increases or decreases in sales to a particular OEM and corresponding changes in market share normally occur over an extended period of time.

     In fitting with its status as a full-line global wheel supplier, the Company continues to offer its customers a wide range of products including among others a base steel wheel for low cost, stylized and chromed steel wheels, a cast aluminum wheel for high styling, a fabricated aluminum wheel for low weight, a clad-covered wheel for a bright appearance at a significantly lower cost than a fully-chromed wheel and finally, an FFC, two-piece aluminum wheel which provides both high styling and lighter weight. The Company believes this breadth of product offering and manufacturing capability enhances its ability to support a full vehicle platform with any wheel designed by its customers.

     North American OEMs generally manufacture passenger cars and light trucks with drum-brakes on the rear axle and disc brakes on the front axle, although disc brakes are increasingly being used on rear axles for high performance vehicles and vehicles incorporating anti-lock brake systems. OEMs offer anti-lock brake systems as optional equipment on certain vehicle models and as standard equipment on higher priced vehicle models. The Company manufactures automotive brake components consisting primarily of composite metal drums, full cast drums and cast iron hubs for drum-type brakes and cast iron rotors for disc brakes. The Company's brake components have been incorporated into anti-lock brake systems offered by its OEM customers. In addition to the OEM market for automotive brake components, a growing service market exists for brake rotors due to the high wear-out rate which is experienced with this product. As a result, the automotive industry is facing a demand for brake rotors in excess of manufacturing capacity.

     In the commercial highway vehicle market, the Company sells wheels, rims and brake products to OEMs (including replacement parts sold through original equipment servicers ("OES")) and aftermarket distributors. Commercial highway wheels, rims, brake components, and wheel hub and brake drum assemblies are installed principally on trucks, trailers and buses. In the commercial highway market, sales to OEMs are attributable to either having the product designated as standard equipment by the OEM or obtaining fleet specifications where purchasers of commercial highway vehicles specify the component parts to be utilized on vehicles manufactured for their fleets.

     In an effort to increase the quality of the vehicles they produce, OEMs continue to increase the quality demands on their component suppliers. Each OEM has a structured program and rating system for quality and grants awards to suppliers. Examples include Ford's Q-l, General Motors' Targets for Excellence and Chrysler's QE and Pentastar. Once a supplier receives a quality award, the supplier retains the award level, subject to continuing favorable review by the OEM. The Company endeavors to meet and exceed the quality demands of the OEMs. All of the Company's manufacturing facilities have received such quality awards.

     The domestic automotive industry has recently adopted new standards for quality ratings commonly known as QS 9000 as to which each of the "Big Three" OEMs will require compliance. The Company's Gainesville, Georgia location was the first wheel plant in North America to qualify for this rating. All of the Company's worldwide facilities have now received QS9000 and/or ISO9001 registration in compliance with all of its customers' requirements.

     While the Company's business is not seasonal in the traditional sense, July and December are usually lower volume months because OEMs typically perform model changeovers during July and assembly plants are closed for a period shortly before Christmas to after New Year's Day.

     The Company competes for sales of its cast aluminum wheels, fabricated steel wheels, fabricated aluminum wheels and brake components on the basis of cost, delivery, quality and service. As a large portion of the Company's business consists of sales to GM, Ford and Chrysler (in the aggregate, 89% of cast aluminum wheel, 96% of fabricated wheel and substantially all of the brake component production in the U.S.), the loss of a significant portion of the Company's sales to any of these OEMs could have a material adverse impact on the Company. The Company has been doing business with each of these OEMs for many years, and sales are composed of a number of different products and of different models or types of the same products and are made to individual divisions of such OEMs.

CAST ALUMINUM WHEELS

     The Company's cast aluminum wheels are produced in North America and Europe and are sold in North America, Europe and Japan.

  NORTH AMERICA

     At four manufacturing facilities in the United States, the Company designs, manufactures and distributes a full line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the automotive industry. In Fiscal 1996, the Company supplied approximately 22% of the cast aluminum wheels purchased in North America. With the exception of a limited number of cast aluminum wheels manufactured by Ford in New Zealand and aluminum wheels manufactured by Toyota and Volkswagen, there is no significant OEM manufacturing of cast aluminum wheels. In 1996, the Company believes approximately 44% of passenger cars and light trucks in North America used cast aluminum wheels, up from approximately 42% in 1995.

     Customers. In Fiscal 1996, approximately 89% of the Company's total cast aluminum wheel production was sold to General Motors, Ford and Chrysler for use on vehicles produced in North America. The Company exported approximately 4% of its cast aluminum wheels to Nissan and Isuzu in Japan and sold approximately 7% to Japanese transplants in the United States. The Company owns 100% of Hayes Wheels Japan, a Japanese corporation that provides sales and service support for the Company in the Japanese wheel market.

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

     The Company manufactures one-piece and two-piece wheels. One-piece wheels comprise the bulk of the Company's current sales. The Company introduced its innovative Street Smart Modular(R) two-piece wheel in 1987, and more recently, the FFC(TM) two-piece wheel. These two-piece designs offer OEMs even greater weight savings without sacrificing styling.

     To enhance wheel design and reduce development lead-time, the Company utilizes computer-aided design, has direct computer links to customers and provides OEMs with engineering and manufacturing support. The Company utilizes a computer-aided manufacturing system with which it gathers key data to control cast aluminum wheel manufacturing to continually improve product quality and cost.

     The Company also utilizes other manufacturing techniques to reduce manufacturing process time and improve product quality. An example is Lok-Alloy(R), the Company's patented infra-red heat treating process that changes the manufacturing of cast aluminum wheels from a traditional batch process to a modern synchronous process. Lok-Alloy(R) reduces work-in-process inventory and material handling, minimizes labor costs and improves quality. Lok-Alloy(R) also reduces the total time to produce a wheel from three to five days to three to five hours. The Company has implemented this process at its Gainesville, Georgia facility.

     Competition. The Company believes that its capabilities as a cost-effective supplier of cast aluminum wheels meeting OEM requirements enable it to compete effectively with other aluminum wheel manufacturers. The Company's primary competitor in the North American cast aluminum wheel market is Superior Industries International, Inc., which the Company estimates had approximately a 38% share of the North American market in 1996, as compared with the Company's share of approximately 22%. Other aluminum wheel manufacturers that account for the remaining market share include Wheeltek, Inc., a subsidiary of Amcast Industrial Corp., American Racing Equipment, Inc., Alcoa, Reynolds Metals Co., Aluminum Wheel Technology, Inc. ("Alumitech"), a 50% owned joint venture of the Company, and several foreign suppliers operating in the United States.

  EUROPE

     At its three manufacturing facilities in Europe, the Company designs, manufactures and distributes a full line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the European automotive industry.

     Customers. The Company estimates that its share of the European market for cast aluminum wheels was approximately 15% for Fiscal 1996. Approximately 80% of its European cast aluminum wheels were sold to BMW, Fiat, Renault and Ford of Europe in that year.

     Manufacturing. All engineering, research and development for the Company's European cast aluminum wheel operations is performed at the Dello, Italy facility.

     The Company maintains substantial capability in Europe, to style and design cast aluminum wheels for sale to particular OEMs. The Company offers its OEM customers various Company-generated styles each year. The Company has also established direct computer links with several customer locations in Europe to streamline the design and approval process and reduce product development lead-time. In Europe, the

Company believes that its interaction with its customers through computer-aided design offers a competitive advantage. In addition, the Company is actively introducing its new weight and cost saving technologies to the European car makers. Pressure for better fuel consumption and lower vehicle weight are driving European car producers to seek new products such as fabricated aluminum wheels and FFC(TM) wheels.

     In 1988, the Company acquired its Campiglione, Italy aluminum wheel operation from Fiat. The Company leases the plant (excluding equipment) from Fiat on a year-to-year basis.

     Competition. The Company's primary competitors in the European cast aluminum wheel market for passenger cars are Ronal AG, Speedline S.p.A., Lemmerz, Alloy Wheel International Ltd. and Kronprinz (Mannesmann AG). These competitors have market shares ranging from 6% to 13% each. Management estimates that the Company had market share of 15% in 1996. The Company recently signed a letter of intent to acquire 76.63% of Lemmerz. See "Item 1. Business-General".

     The cast aluminum wheel market in Europe remains more fragmented than in North America, with numerous producers possessing varying levels of financial resources and market positions. The current installation rate of cast aluminum wheels in Europe is significantly lower than in North America. As a result of anticipated consolidations of small local manufacturers across the European community and the expected increasing demand for cast aluminum wheels among consumers and OEMs in Europe, the Company believes that, over the next several years, the number of cast aluminum wheel manufacturers in Europe is likely to decline and the remaining producers will increase their market shares. As a result of its position in Europe and its advanced engineering and technology, the Company believes that it is well positioned to meet these changes in the European market.

FABRICATED WHEELS

     The Company's fabricated steel and fabricated aluminum wheels are produced and sold in North America and Europe.

  NORTH AMERICA

     At its manufacturing facilities in Sedalia, Missouri, Romulus, Michigan and Bowling Green, Kentucky, the Company designs, manufactures and distributes a full line of fabricated steel and fabricated aluminum wheels for sale to OEMs in the passenger car and light truck segments of the automotive industry. Having commenced production in the early 1900's, the Company has manufactured more steel wheels in North America than any other manufacturer.

     Revenues and unit sales in the Fabricated Wheel Group in North America increased in Fiscal 1996 from prior year levels primarily due to the introduction of new products, increased market share and additional sales contributed by Motor Wheel, which was acquired effective July 2, 1996. The Company's new products, including fabricated aluminum wheels, chromed, full-face steel wheels, and clad-covered wheels have been well received by its customers. The Company believes that new contracts obtained in 1995 and 1996 relating to these new products have positioned this group for significant future growth. The Company has signed contracts for the sale of fabricated aluminum wheels that in total are in excess of $150 million by 1998. Currently the Company produces fabricated aluminum wheels for both Ford and General Motors, including a full-faced, styled version for the Ford F150 truck.

     The Company believes that the North American steel wheel market will remain significant because OEMs will continue to specify less costly steel wheels for more moderately priced passenger cars and light trucks and for most spare wheels. The rate of installation of steel or aluminum wheels for any model year may be affected by OEM promotion programs. The Company continues to explore other avenues of growth for steel wheels, including further penetration into that portion of the market currently served by OEM wheel manufacturers.

     Customers. The Company estimates that its share of the North American market for steel wheels for fiscal 1996 was approximately 35% (including wheels manufactured by OEMs). Approximately 96% of the Company's steel wheels were sold to General Motors, Ford and Chrysler in fiscal 1996.

     In 1995, the Company and General Motors entered into a contract for the supply of steel wheels which will initially extend through the 2000 model year. Under certain circumstances, this contract may be extended or terminated. The Company also has a long term supply contract with Ford.

     Manufacturing. The Company's fabricated steel and fabricated aluminum wheels are manufactured by a continuous in-line process, thus enhancing quality standardization and reducing work-in-process inventory. Although tooling is relatively expensive for steel wheels, a particular style is likely to be run for a customer in high volume over a long period, lowering the unit production cost.

     As a result of the Merger, the Company had four fabricated steel wheel manufacturing facilities. The Company made the decision to consolidate fabricated steel wheel production into two facilities due to the reduction in demand for steel wheels resulting from the growing demand for aluminum wheels in North America. Production will continue in the Bowling Green, Kentucky and Sedalia, Missouri facilities. The former Motor Wheel facility in Mendota, Illinois was closed in the fourth quarter of fiscal 1996. On January 9, 1997, the Company announced the closing of its Romulus, Michigan facility. The Company expects that the fabricated steel and fabricated aluminum wheel capacity associated with its Romulus facility will be shifted to the Sedalia, Missouri and Bowling Green, Kentucky facilities by the end of 1997. Management believes that consolidating production from four facilities into two will allow the Company to optimize capacity utilization and thereby reduce costs.

     Competition. The Company's primary non-OEM competitors in the North American steel wheel market for passenger cars and light trucks are Rockwell-Fumagalli (a Brazilian subsidiary of Rockwell International), Accuride, Topy and Central Manufacturing Company. The Company estimates that the competitors held a combined share of approximately 34% of the steel wheel market in 1996 while the OEMs together accounted for 31% of the market in 1996. The Company believes that it is well-positioned to maintain its market share of steel wheels at General Motors, Ford and Chrysler against non-OEM competition.

     The Company remains vulnerable to increased sourcing of steel wheels by General Motors and Ford to their respective wheel operations, which may win contracts based on factors other than quality, price and efficiency. General Motors supplied approximately 45% of its steel wheel needs in 1996 and 1995. In 1996, Ford supplied approximately 65% of its steel wheel needs, similar to 1995. The Company believes, however, that, with OEMs becoming increasingly sensitive to the cost of their products, and with new products such as styled steel and fabricated aluminum wheels, it will be able to capture market share from the OEMs. Neither General Motors nor Ford has production capability for stylized steel wheels or fabricated aluminum wheels. The Company continues to work with both General Motors and Ford on proposals to outsource their current in-house production of steel wheels.

  EUROPE

     In October 1993, the Company and Nova Hut a.s. Ostrava ("Nova Hut") established a joint venture company, named Hayes Wheels Autokola NH, a.s. ("Autokola") to manufacture fabricated steel and fabricated aluminum wheels in the Czech Republic. The Company initially acquired a 45% interest in the joint venture company, with the right (but not the obligation) to increase its interest to 60% at any time. Effective October, 1996, the Company exercised this option and increased its ownership to 58%. The Company and Nova Hut have granted Autokola the exclusive right to sell its products in the Czech Republic, the Slovak Republic, Poland, Romania, Croatia, Serbia and the other republics of territories formerly comprising Yugoslavia, Albania, Bulgaria, Russia, the Soviet Union and Hungary. The Company has signed a marketing assistance agreement for sales outside the exclusive territories and a technical assistance agreement with Autokola, under which it has licensed its wheel patents and other technical information to Autokola and has agreed to furnish Autokola with technical assistance. The Company will receive fees and commissions under the former agreement and license fees and royalties under the latter.

     Upon formation of the joint venture, Autokola had capacity to produce 1.5 million base steel wheels annually. Subsequent to the establishment of the joint venture, capacity has been increased to 4.5 million fabricated steel and fabricated aluminum wheels. Beginning in Fiscal 1996, Autokola began shipping wheels to GM-Opel in Germany.

     Customers. Autokola's principal customer is Skoda, the national automobile manufacturer of the Czech Republic, for which it is the sole supplier of wheels. Sales related to the increased capacity relate primarily to Opel.

     Manufacturing. Subsequent to the establishment of the joint venture, Autokola completed a new paint facility and installed a new fabricated aluminum wheel rim and assembly line and a steel wheel rim and assembly line. This equipment is state-of-the-art and was required to meet the volume and quality demands of Skoda and Autokola's new Western European customers.

     Competition. Prior to the establishment of the joint venture, Autokola had no competition as sole supplier to Skoda for steel wheels. As Autokola expands into the Western European market, Autokola is experiencing increased competition from other Western European companies as well as other Eastern European companies.

AUTOMOTIVE BRAKE COMPONENTS

     The Company manufactures automotive brake components consisting primarily of composite metal drums and full cast drums for drum-type brakes and cast iron rotors for disc brakes. Sales of automotive brake products accounted for approximately 7% of the Company's net sales for fiscal 1996.

     Customers. The Company sells substantially all of its automotive brake components to Chrysler and Ford.

     Manufacturing. The Company currently has three manufacturing facilities in North America which produce brake components. These facilities currently include Homer, Michigan, Ypsilanti, Michigan and a 75% owned subsidiary in Monterey, Mexico. Prior to the Merger, Motor Wheel had announced that as a result of maximizing manufacturing capacity and minimizing non-competitive costs, the Ypsilanti, Michigan plant would be closed. The plant is expected to close during the second quarter of fiscal 1997. Existing production will be transferred to the remaining two facilities.

     Competition. The principal non-OEM competitors of the Company for the sale of automotive brake components include Kelsey-Hayes, Bosch, American Axle and Racini. The Company believes that Kelsey-Hayes and Bosch supply brake drums and rotors as well as anti-lock brake systems, while American Axle and Racini are suppliers of brake rotors and drums. General Motors is also a significant manufacturer of automotive brake components, installed primarily on General Motors' vehicles.

COMMERCIAL HIGHWAY PRODUCTS

     The Company manufactures disc wheels and demountable rims for commercial highway vehicles. The Company also manufactures two-piece take-apart wheels for certain special applications, the most significant of which is for the High Mobility Multiple Purpose Wheeled Vehicle (the "Hummer") produced by AM General Corporation. The Company manufactures brake components for commercial highway vehicles consisting of Centrifuse(R) drums which can be assembled together with iron or aluminum hubs and sold as a unit. Unlike conventional cast iron brake drums, Centrifuse(R) drums are manufactured using a proprietary process to fuse iron to a steel jacket to combine the advantages of iron and steel to produce a lighter and stronger brake drum. The Company has achieved a significant market share for this product which is supplied to OEMs almost exclusively as a result of fleet specification. Sales of commercial highway products accounted for approximately 13% of the Company's net sales for fiscal 1996.

     Customers. The Company's largest customers for commercial highway wheels and rims include Trailmobile, Strick and Great Dane Trailers, while its largest customers for commercial highway brake components include Freightliner Corporation, PACCAR and Dana Corporation. Sales to OEM/OES, and warehouse distributors and others constituted approximately 67% and 33%, respectively, of the Company's commercial highway net sales for 1996.

     Manufacturing. The Company has two manufacturing facilities which produce components for the commercial highway market. The Akron, Ohio facility produces wheels and rims and the Berea, Kentucky facility produces brake components.

     Competition. The Company competes for sales of commercial highway wheels, rims and brake components on the basis of cost, delivery, quality and service. The Company spends a considerable amount of effort obtaining fleet specifications where purchasers of commercial highway vehicles specify to the OEMs the components to be used. The principal competitors of the Company for the sale of commercial highway wheels and rims include Accuride Corporation, Alcoa and Bosch. The Company believes that Accuride Corporation predominantly supplies steel wheels, but also supplies aluminum wheels, while Alcoa supplies aluminum wheels and Bosch supplies steel wheels and brake components. The Company is the only producer of the Centrifuse(R) drum which does not compete with full cast iron drums.

INVESTMENTS

     The Company has additional interests, to the extent described below, in the following entities located throughout the world:

         (i) a 49% interest in Hayes Wheels de Venezuela, C.A., a steel wheel manufacturer in Venezuela;

        (ii) a 40% interest in Hayes Wheels de Mexico, S.A. de C.V. an aluminum and steel wheel manufacturer in Mexico;

       (iii) a 50% interest in Alumitech, a cast aluminum wheel manufacturer in Somerset, Kentucky;

        (iv) a 29.6% interest in Riviera Tool Company, a manufacturer of stamping dies sold to domestic automobile manufacturers and their suppliers;

        (v) a 49% interest in Metalurgica FPS do Brasil, Ltda., a manufacturer of aluminum wheels in Brazil; and

       (vi) a 100% interest in Hayes Wheels Japan, Inc. a sales and service support company in the Japanese wheel market.

     In addition, the Company has a technical assistance agreement with ATP, a wheel manufacturer in Thailand.

ENVIRONMENTAL COMPLIANCE

     The Company, like most other manufacturing companies, is subject to and is required from time to time to take action at its facilities to comply with federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. In this regard, the Company maintains an ongoing compliance program to anticipate and, if necessary, correct environmental problems.

     The Company spent approximately $0.6 million for environmental compliance and cleanup in Fiscal 1996. Company management believes that its Fiscal 1997 and 1998 expenditures for environmental compliance, including potential expenditures for compliance with the permitting and other requirements of the federal Clean Air Act, will not exceed a total of $3 million. The Company's cleanup program, commenced in 1990, is scheduled to be completed in fiscal 1999, with average annual amounts approximating $1.5 million. The Company believes it is in material compliance with applicable federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. See "Item 3. Legal Proceedings."

EMPLOYEES

     Approximately 28% of the Company's employees in the United States at January 31, 1997, were represented by the United Auto Workers ("UAW") or United Steel Workers ("USW"). Collective bargaining agreements with the UAW or USW affecting these employees expire at various times through 1997 and 1998. As is common in many European jurisdictions, substantially all of the Company's employees in Europe are covered by country-wide collective bargaining agreements. In Europe, bargaining agreements are often made on a local basis. These agreements expire at various times through 1998. There are no Company-wide or industry-wide bargaining units in the United States. The Company considers its employee relations to be satisfactory. See "Item 2. Properties" for a listing of employees by location.

ITEM 2. PROPERTIES

     The Company operates twelve major manufacturing facilities in North America, and has its headquarters in Romulus, Michigan. Total North American manufacturing space exceeds 3.5 million square feet. Outside of North America, the Company operates four manufacturing facilities with approximately 1.2 million square feet in the aggregate. The Company believes that its plants are adequate and suitable for the manufacturing of products for the markets in which it sells. Moreover, the Company believes that it maintains adequate production capacity at its manufacturing facilities to meet current product demand for cast aluminum wheels and steel wheels and brake components in North America, cast aluminum wheels and steel wheels in Europe, and steel wheels and brake components for the commercial highway market in North America and that such capacity will be sufficient to meet projected product demand. To meet projected demand for fabricated aluminum wheels in North America and Europe, the Company expects to continue upgrading and expanding its current manufacturing facilities.

     The Company's manufacturing and research facilities are as follows:

                                                                                             OWNED OR
              LOCATION                 EMPLOYEES                   USE                        LEASED
              --------                 ---------                   ---                       --------
Romulus, MI(a)                            670       Fabricated Wheels, Headquarters         Owned
                                                    and R&D
Howell, MI                                370       Cast Aluminum Wheels                    Owned
Gainesville, GA                           245       Cast Aluminum Wheels                    Owned
Huntington, IN                            425       Cast Aluminum Wheels                    Owned
La Mirada, CA                             580       Cast Aluminum Wheels                    Leased
Sedalia, MO                               555       Fabricated Wheels                       Owned
Bowling Green, KY                         185       Fabricated Wheels                       Leased
Ypsilanti, MI(a)                          135       Automotive Brake Components             Owned
Homer, MI                                 190       Automotive Brake Components             Owned
Monterey, Mexico                           90       Automotive Brake Components             Leased
Akron, OH                                 155       Commercial Highway Wheels               Owned
Berea, KY                                 140       Commercial Highway Brake                Owned
                                                    Components
Barcelona, Spain                           95       Cast Aluminum Wheels                    Owned
Dello, Italy                              290       Cast Aluminum Wheels and R&D            Owned
Campiglione Fenile, Italy                  85       Cast Aluminum Wheels                    Leased
Ostrava, Czech Republic                   620       Fabricated Wheels                       Owned

---------------
(a) Plants scheduled to close during fiscal 1997.

     The Company leases the former Motor Wheel headquarters in Okemos, Michigan pursuant to a ten-year lease expiring in July 2004. The Company has subleased these premises for the entire remaining term of its lease pursuant to a sublease scheduled to commence in May 1997.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is a party to litigation involving its operations and products, which may include allegations as to safety and design. Except as described below, management believes that the outcome of this litigation will not have a material adverse effect on the consolidated operations or financial condition of the Company.

     The Company is a party to two lawsuits, Joseph Golden et al. v Kelsey-Hayes Company et al. and Richard Helwig et al. v Kelsey-Hayes Company, each of which was brought in 1995 in the U.S. District Court for the Eastern District of Michigan, pursuant to which salaried and union pensioners and their surviving spouses have alleged that the Company breached its welfare benefit plans when the Company amended such plans in 1992 and 1994. Although the Company denies all substantive allegations of the plaintiffs in these lawsuits and is vigorously defending these cases, in the event that these lawsuits are determined adversely to the Company, the Company could be required to incur material costs to maintain the pre-amendment terms of the Company's welfare benefit plans and to reimburse the plaintiffs in these lawsuits for costs incurred by them since the date of such amendments.

     The Company is a party to a patent infringement action, Lacks Incorporated v Hayes Wheels International, Inc., et al. brought in March 1997 in the U.S. District Court for the Eastern District of Michigan, regarding certain proprietary processes which it uses and upon which it has patents. The Company intends to vigorously defend this matter. The Company was served with the complaint in this lawsuit on April 14, 1997 and, accordingly, is not yet in a position to evaluate the impact, if any which this lawsuit may have on the Company's financial condition or operations.

     The Company has received notice of potential environmental liability arising out of both its wheel and non-wheel businesses at fifteen (15) Superfund sites (the "Sites") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA). Of the Sites, ten
(10) Sites were acquired from The Goodyear Tire & Rubber Co. ("Goodyear") in 1986 by Holdings. In connection with such transaction, Goodyear agreed to retain all liabilities relating to these sites and to indemnify and hold the Company harmless with respect thereto. Goodyear has acknowledged this responsibility and is presently representing the interests of the Company with respect to all matters relating to these Sites.

     As a result of activities which took place at the Company's Howell, Michigan facility prior to its acquisition by the Company, the State of Michigan is performing a remedial investigation/feasibility study of PCB contamination at such facility, and in the adjacent South Branch of the Shiawasee River. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. (the previous owner of this Site) and the State of Michigan, any additional PCB cleanup which may be required is the responsibility of the State of Michigan, and not of Cast Forge or its successors or assigns (including the Company). The federal Environmental Protection Agency (the "EPA") has concurred in the consent judgment. Since the time of the consent judgment, the State of Michigan has not asserted that Cast Forge or the Company is liable for remediation at the site. The Company and other parties have, however, received information requests from the EPA and the State of Michigan. In addition, at the time the Company acquired the corporation that owns the Howell facility, the Company received an indemnity against liability arising from the prior use of PCBs at the site from Multifastener Corp. ("Multifastener"), one of the stockholders in that corporation. Although Multifastener has to date honored its indemnity obligations, no assurance can be given that it will continue to do so. If the State of Michigan takes the position that it has not retained liability for the cleanup at this site, and if Multifastener should fail to honor all or part of its indemnity obligations, the Company could be required to participate in cleanup efforts mandated by the EPA or the State of Michigan. In such instance, the Company's expenses with respect to cleanup of this Site potentially could have a material adverse effect on the consolidated operations or financial condition of the Company.

     The Company has entered into settlements with various government agencies and the other parties identified by the applicable agency as "potentially responsible parties" to resolve its liability with respect to the remaining four Sites.

     The Company has also received notice of potential environmental liability at three state-listed sites (two of which are company owned properties). Of these, one was closed through delisting in early 1997. The Company is presently working with the appropriate government agencies to resolve its liability with respect to the remaining two sites.

     While the Company remains potentially liable under CERCLA to the federal and certain state governments with respect to the Sites, it believes that its maximum financial exposure will be less than $3.8 million.

     In addition to the Sites, the Company has received notice of potential environmental liability at twelve (12) Superfund sites arising out of businesses presently operated by Kelsey-Hayes. Kelsey-Hayes assumed and agreed to indemnify the Company with respect to any liabilities associated with these sites. Kelsey-Hayes has acknowledged this responsibility and is presently representing the interests of the Company with respect to these sites.

     Kelsey-Hayes, and in certain cases the Company, may remain liable with respect to environmental cleanup costs in connection with certain divested businesses, relating to aerospace, heavy-duty truck components and farm implements, under Federal and state laws and under agreements with purchasers of these divested businesses. The Company believes, however, that such costs in the aggregate will not have a material adverse effect on the consolidated operations or financial condition of the Company and, in any event,

Kelsey-Hayes has assumed and agreed to indemnify the Company with respect to any liabilities arising out of or associated with these divested businesses. See "Item 13. Certain Relationships and Related Transactions," below.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

SUPPLEMENTAL INFORMATION

  Executive Officers of the Registrant

     The following table sets out the names and ages of each of the executive officers of the Company, their present positions, the date on which they were appointed to such positions and their business experience during the past five years. All positions shown are with the Company or its subsidiaries unless otherwise indicated. All executive officers are elected by the Board of Directors of the Company and serve at its pleasure. There are no family relationships among any of the executive officers, directors or persons nominated for such positions and there is no arrangement or understanding between any of the executive officers and any other person pursuant to which he was selected as an officer.

                                                           DATE OF
         NAME                    TITLE            AGE    APPOINTMENT                EXPERIENCE
         ----                    -----            ---    -----------                ----------
Ranko "Ron" Cucuz.....  Chairman of the Board of  53     October       Group President of the wheels
                         Directors; President             1992         division of the Company as it
                         and Chief Executive                           existed prior to the Reorganization,
                         Officer                                       August 1992 to October 1992.
                                                                       President, Steel Wheel Business Unit
                                                                       (renamed Fabricated Wheels), June
                                                                       1991 to October 1992.
Giancarlo Dallera.....  Vice President --         51     October       Managing Director, Director and
                         President, European              1992         General Manager of Hayes Wheels,
                         Aluminum Wheels                               S.p.A., since April 1990, 1985 and
                                                                       1981, respectively. Managing
                                                                       Director of Hayes Wheels de Espana,
                                                                       S.A., since October 1992.
Ronald L.
  Kolakowski..........  Vice President --         50     November      Plant Manager, Sedalia Plant, June
                         President, North                 1995         1993 to October 1995. Vice
                         American Aluminum                             President, U.S. Operations for Acco
                         Wheels                                        Controls Group -- Babcock
                                                                       Industries, January 1990 to May
                                                                       1993.
William S. Linski.....  Vice President --         50     November      Chairman, Supervisory Board of
                         President, Fabricated            1993         Autokola since October 1993. Vice
                         Wheels                                        President, Operations -- Fabricated
                                                                       Wheels, October 1992 to October
                                                                       1993. Plant Manager, Sedalia Plant,
                                                                       August 1988 to October 1992.
Michael C. McGrath....  Vice President --         52     February      Vice President and General Manager,
                         President, Commercial            1994         Kelsey-Hayes Parts Division,
                         Highway and Aftermarket                       February 1990 to January 1994.
                         Services
William D. Shovers....  Vice President -- Chief   43     February      Director of Autokola since October
                         Financial Officer and            1993         1993. Director of Hayes Wheels,
                         Principal Accounting                          S.p.A. since February 1993. Vice
                         Officer                                       President -- Finance, Monroe Auto
                                                                       Equipment Company, a subsidiary of
                                                                       Tenneco, Inc., November 1989 to
                                                                       January 1993.

                                                           DATE OF
         NAME                    TITLE            AGE    APPOINTMENT                EXPERIENCE
         ----                    -----            ---    -----------                ----------
Daniel M. Sandberg....  Vice President --         37     March 1994    Director of Autokola since December
                         International                                 1996. Director of Hayes Wheels,
                         Operations, General                           S.p.A. since September 1994.
                         Counsel and Secretary                         Executive Vice President and General
                                                                       Counsel, Kelter-Thorner, Inc.,
                                                                       October 1990 to March 1994. General
                                                                       Counsel and Secretary, Meadowdale
                                                                       Foods, Inc., September 1988 to
                                                                       September 1990.
Larry Karenko.........  Vice President -- Human   47     October       Federal Mogul Corporation: Group
                         Resources                        1994         Human Resources Manager, Chassis
                                                                       Products Operation, August 1993 to
                                                                       October 1994; Group Human Resources
                                                                       Manager, Powertrain Products
                                                                       Operation, August 1992 to August
                                                                       1993; Division Human Resources
                                                                       Manager, Precision Forged Products
                                                                       Division, June 1986 to August 1992.
John A. Salvette......  Treasurer                 41     February      Director, Investor Relations and
                                                          1995         Business Planning, May 1993 to
                                                                       January 1995. Group Controller,
                                                                       North American Aluminum Wheels, May
                                                                       1990 to April 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company had 22,390,518 shares of Common Stock outstanding and 101 record holders as of April 21, 1997. The Company's shares are traded on the Nasdaq National Market System under the symbol "HAYS". Set forth below are the high and low sales prices for the Company's Common Stock as reported on Nasdaq for each quarterly period since July 2, 1996, the date of the Recapitalization. All prices were restated to reflect the 2-for-1 stock split effected in the form of a 100% stock dividend paid on January 6, 1997, to stockholders of record on December 20, 1996.

                                                                 HIGH        LOW
                                                                 ----        ---
  Quarter ended January 31, 1997............................    $22.750    $16.625
  Quarter ended October 31, 1996............................     16.875     13.875
  July 2, 1996 through July 31, 1996........................     16.000     14.750

     Since the Merger and Recapitalization, the Company has not paid dividends on its Common Stock and does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to the Company for the five fiscal years ended January 31, 1997. The information set forth below should be read in conjunction with the section entitled "Consolidated Financial Statements and Notes to Consolidated Financial Statements" section of the 1996 Annual Report, which section is incorporated herein by reference.

(AMOUNTS IN MILLIONS, EXCEPT SHARE AMOUNTS)  YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                             JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                1993          1994          1995          1996          1997
                                             -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:
  Net sales................................     $408.7        $428.2        $537.6        $611.1       $  778.2
  Depreciation and amortization............       18.5          20.0          24.0          26.6           36.6
  Interest expense, net....................       33.8          13.6          13.4          15.0           48.5
  Earnings (loss) before cumulative effect
     of changes in accounting principles
     and extraordinary items...............        3.6          24.6          29.9          28.4          (65.5)
  Cumulative effect of change in accounting
     principles............................         --         (24.6)           --            --             --
  Extraordinary items......................         --            --            --            --            7.4
                                                ------        ------        ------        ------       --------
  Net income (loss)........................     $  3.6        $   --        $ 29.9        $ 28.4       $  (72.9)
                                                ======        ======        ======        ======       ========
BALANCE SHEET DATA:
  Total assets.............................     $499.9        $527.6        $589.6        $633.9       $1,183.1
  Long-term debt...........................      102.1         104.0         112.7         129.0          710.2
  Stockholders' equity (deficit)...........      191.9         184.8         216.4         245.4          (41.1)
COMMON STOCK DATA:
  Earnings (loss) before cumulative effect
     of change in accounting principles and
     extraordinary items...................     $ 0.20        $ 0.70        $ 0.85        $ 0.81       $  (2.36)
  Cumulative effect of change in accounting
     principles............................         --         (0.70)           --            --             --
  Extraordinary items, net of tax..........         --            --            --            --          (0.27)
                                                ------        ------        ------        ------       --------
  Earnings (loss) per share................     $ 0.20        $   --        $ 0.85        $ 0.81       $  (2.63)
                                                ======        ======        ======        ======       ========
  Dividends declared per share.............         --        $ 0.03        $ 0.03        $ 0.03       $  0.015
  Average shares outstanding (in
     thousands)............................     18,202        35,148        35,148        35,148         27,703

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales of the Company's wheels and brake components produced in the United States are directly affected by the overall level of passenger car, light truck and commercial highway vehicle production of North American OEMs, while sales of its wheels in Europe are directly affected by the overall vehicle production in Europe. The North American and European automotive industries are sensitive to the overall strength of their respective economies.

     On December 9, 1996, the Company announced that it had signed a letter of intent with Lemmerz, wherein the Company acknowledged its intent to buy 76.63% of Lemmerz with the right to acquire the remaining interest at a later date. Lemmerz is the leading full-line steel wheel supplier in Europe. Lemmerz manufactures steel and aluminum wheels for automobiles and light trucks, and steel wheels for heavy duty trucks. Management believes that the Company has adequate sources of funding to finance this Acquisition.

     If the Acquisition is consummated, the respective businesses of the Company and Lemmerz will be combined. As a result, the results of operations of the combined entity may not be comparable to the results of operations of the Company prior to the Acquisition.

     The discussion below does not take into account the execution of the Lemmerz letter of intent or the Acquisition.

  Fiscal 1996 Compared to Fiscal 1995

     The Company's net sales for Fiscal 1996 increased by $167.1 million or 27.0% as compared to Fiscal 1995. This increase was attributable to the additional sales contributed by Motor Wheel which was acquired effective July 2, 1996 and increased volume in North America. These results were partially offset by the General Motors strikes during the first, third and fourth quarters and lower selling prices due to the pass-through of lower aluminum prices.

     The Company's gross profit for Fiscal 1996 increased to $103.0 million or 13.2% of net sales, compared with $97.7 million or 16.0% of net sales for Fiscal 1995. The decrease in margin percentage was attributable to: (1) the write-down of certain assets during the second quarter; (2) inefficiencies in former Motor Wheel plants that are either being prepared for or are undergoing major restructuring; and (3) production losses resulting from the General Motor strikes.

     Marketing, general and administrative expenses were $6.2 million higher for Fiscal 1996 as compared with Fiscal 1995. However, these costs decreased from 4.9% of net sales for Fiscal 1995 to 4.6% of net sales for the current year due to synergies being recognized as a result of the consolidation of the Hayes Wheels and Motor Wheel headquarters.

     Engineering and product development expenses increased $2.5 million for Fiscal 1996 versus Fiscal 1995. This increase is due to additional engineering and product development costs related to new product lines acquired as a result of the merger and a decrease in recovery on engineering expenses related to the timing of new programs.

     Equity in loss of subsidiaries for Fiscal 1996 includes the recognition of losses of the Company's Czech joint venture during its early production stage and a writedown of the Company's investment in Hayes Wheels de Mexico, S.A. de C.V., offset by earnings related to the Company's investment in Hayes Wheels de Venezuela, C.A. Due to the ongoing condition of the Mexican economy, management determined that the Company's investment in Mexico had become impaired resulting in a writedown of the investment amount.

     Other income increased by $3.0 million for Fiscal 1996 versus Fiscal 1995. This increase is due to the recognition of a gain on the sale of the Company's 7.0% equity investment in Central Manufacturing Company located in Kentucky, sale of molds and low pressure machines in the Company's European operations and effects of currency exchange on transactions.

     Nonrecurring charges of $115.4 million consist of a one-time charge for the closing of the Company's Romulus, Michigan facility of $109.0 million, elimination of $2.9 million of deferred costs resulting from a previous patent infringement suit with Motor Wheel and $3.5 million of stock compensation recorded in conjunction with the payout of the management stock option plan. The Romulus plant closure consists of three main areas; (1) $63 million related to the writedown of assets to their estimated realizable value based on the decline in the steel wheel market since 1989 and the merger with Motor Wheel. This reserve reflects the writedown of excess land, buildings and equipment to fair value, as well as the writedown of certain tooling and goodwill; (2) $25 million for estimated employee costs associated with pension and postretirement benefits. As a result of the current contract related to the closing, additional employees qualify for retirement benefits necessitating additional pension and retiree medical liabilities; and (3) $21 million for estimated termination benefits, costs to shutdown the facility and other miscellaneous costs.

     Interest expense increased to $48.5 million for Fiscal 1996, an increase of $33.5 million from Fiscal 1995. This change was primarily caused by increased debt as a result of the acquisition of Motor Wheel and the recapitalization of the Company and higher bank fees and interest rates associated with the this new debt.

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

     The Company's gross profit for Fiscal 1995 increased to $97.7 million or 16% of net sales, compared with $96.2 million or 17.9% of net sales for the same period in 1994. The decrease in margin percentage was attributable to; (1) higher selling prices, while maintaining the same profit level, resulting from the pass through of increased aluminum and steel costs; (2) plant capacity additions resulting in higher support costs that were not fully absorbed due to softer customer demand; (3) customer delays of new product launches and (4) the impact of the strike at the Company's Howell, Michigan facility.

     Marketing, general and administrative expenses increased $1.1 million for Fiscal 1995 as compared to Fiscal 1994. However these costs decreased from 5.3% of net sales for fiscal 1994 to 4.9% of net sales for the current period.

     During the fourth quarter of Fiscal 1995, the Company recognized non-recurring charges of $3.6 million. These charges include a $1.4 million provision associated with the restructuring of the North American Aluminum Wheel group and $2.2 million of charges associated with the withdrawn Varity Corporation proposal to purchase the Company's outstanding publicly held shares.

     Interest expense increased to $15.0 million for Fiscal 1995, an increase of $1.6 million over the same period of 1994. This change was due primarily to (1) higher short term borrowing rates in the U.S.; (2) an increase in borrowing levels to support working capital needs; and (3) higher bank fees associated with the Company's U.S. bank facility which was increased in March 1995.

  Capital Resources and Liquidity

     The Company's operations provided $71.2 million in cash during fiscal 1996, an increase of $26.3 million over the same period of fiscal 1995. This increase is due to improved results of operations, excluding the effect of non-cash items and improved management of working capital.

     Capital expenditures for Fiscal 1996 amounted to $71.4 million. These capital expenditures include the acquisition of machinery and equipment primarily for additional production capacity at our North American facilities to meet future customer requirements for fabricated aluminum and FFC(TM) wheels. The Company anticipates capital expenditures for fiscal 1997 will be approximately $77 million.

     The Company is party to a credit agreement dated June 27, 1996 ("the Credit Agreement") with Canadian Imperial Bank of Commerce ("CIBC"), and Merrill Lynch Capital Corporation (together the "Managing Agents"). Pursuant to the Credit Agreement, among other things, the Managing Agents have committed to lend to the Company up to $423.5 million in the form of a senior secured term loan facility, such aggregate amount being allocated among (i) a Tranche A Term Loan facility in an aggregate principal amount of up to $198.5 million, (ii) a Tranche B Term Loan Facility in an aggregate principal amount of up to $125 million and (iii) a Tranche C Term Loan Facility in an aggregate principal amount of up to $100 million (collectively, the "Facilities"), and up to $220 million in the form of a senior secured revolving credit facility (the "Revolving Facility", and, together with the Facilities, the "Loans"). The Facilities are guaranteed by the Company and all of its existing and future domestic subsidiaries. The Facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future domestic subsidiaries and 65% of the shares of certain of the Company's existing and future foreign subsidiaries. As of January 31, 1997, there was $423.5 million outstanding under these Facilities and $220 million available under the Revolving Facility.

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

     At January 31, 1997, the Company was in compliance with the various covenants under the agreements pursuant to which it may borrow money. Management expects that the Company will remain in material compliance with these covenants through the period ending January 31, 1998.

     During the next five years, the Company believes that its cash requirements for working capital, capital expenditures, interest and debt repayments will be met through internally generated funds and utilization of available borrowing sources.

     The Company does not believe that sales of its products are materially affected by inflation, although there can be no assurance that such an effect will not occur in the future. In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. In the United States, the Company adjusts the sales prices of its aluminum wheels every three months, if necessary, to reflect fully any increase or decrease in the price of aluminum. A general decline in aluminum prices in Fiscal 1996 and higher prices in Fiscal 1994 (approximately 70% increase) have been passed through to the Company's customers. As a result, the Company's net sales of aluminum wheels were adjusted, although gross profit per wheel was not materially affected. Prices remained relatively stable during Fiscal 1995. From time to time, the Company enters into futures contracts or purchase commitments solely to hedge against possible aluminum price changes that may occur between the dates of aluminum wheel price adjustments. Pricing and purchasing practices are similar in Europe, but opportunities to recover increased material costs from customers are more limited than in the United States. These arrangements typically relate on average up to 50% of the Company's production needs for the next three to six months.

     The value of the Company's consolidated assets and liabilities located outside the United States (which are translated at period end exchange rates) and income and expenses (which are translated using average rates prevailing during the period) have been affected by the translation values, particularly those of the Italian lira and Spanish peseta. Such translation adjustments are reported as a separate component of stockholders' equity. While foreign exchange rate fluctuations have historically not had a significant impact on the Company's reported results of operations, the recent devaluations of the Italian lira and Spanish peseta may result in lower translated values. However, due to the self-sustaining nature of these businesses (which maintain their own credit facilities and incur costs in their respective local currencies), the financial effect of these devaluations is expected to be minimal.

     The Company's net sales are continually affected by pressure from its major customers to reduce prices. The Company's emphasis on reduction of production costs, increased productivity and improvement of production facilities may enable the Company to respond to this pressure.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the "Consolidated Financial Statements and Notes to Consolidated Financial Statements" section of the 1996 Annual Report, which section is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following sets forth certain information with respect to the directors of the Company:

     RANKO ("RON") CUCUZ, age 53, was elected Chairman of the Board of Directors of the Company in July 1996, and has been President, Chief Executive Officer and a Director of the Company since October 1992. He also serves as Chairman of the Management Board of Hayes Wheels Autokola NH, a.s., the Company's joint venture located in the Czech Republic, as a director of Hayes Wheels, S.p.A. (Italy) and Hayes Wheels de Espana, S.A. (Spain), the Company's wholly owned subsidiaries, and serves as Chairman of each of the Aluminum Wheel subsidiaries. From August 1992 to October 1992, Mr. Cucuz served as Group President of the Wheels Division of the Company as it existed prior to the Reorganization. Previously, Mr. Cucuz was President of the Steel Wheels (renamed Fabricated Wheels) Business Unit from June 1991 to October 1992.

     CLEVELAND A. CHRISTOPHE, age 51, has been a Director of the Company since July 1996. Mr. Christophe has been a Managing Partner and major shareholder of TSG Capital Group, L.L.C. since January 1995, and a director and the President of TSG Associates II, Inc. since January 1995. He has served as a principal, a director and the Executive Vice President of TSG Ventures Inc. (formerly known as Equico Capital Corporation ("Equico")), a private equity investment firm, since May 1992. From February 1990 to May 1992, Mr. Christophe was a Vice President of Equico. Mr. Christophe is also a director of Envirotest Systems Corporation.

     TIMOTHY J. CLARK, age 32, has been a Director of the Company since July 1996. Mr. Clark is a principal of Joseph Littlejohn and Levy ("JLL") (the managing general partner of Joseph Littlejohn and Levy Fund II, L.P.), which he joined in 1993. Prior to that time, Mr. Clark was corporate planning manager of Edgcomb Metals Company and a financial analyst at the Blackstone Group. Mr. Clark is also a director of Freedom Chemical Company ("Freedom").

     ANDREW R. HEYER, age 39, has been a director of the Company since April 1997. Mr. Heyer has been a Managing Director and co-head of the High Yield Group of CIBC Wood Gundy Securities Corp. since August 1995. From February 1990 until July 1995, Mr. Heyer was a founder and the Managing Director of The Argosy Group, an investment banking firm. Mr. Heyer is Chairman of the Board of The Hain Food Group and a director of Niagara Corporation.

     PETER A. JOSEPH, age 45, has been a Director of the Company since July 1996. Mr. Joseph has been a partner of JLL from its inception on 1988. Mr. Joseph is also a director of Freedom, OrNda HealthCorp ("OrNda"), Lancer Industries, Inc. ("Lancer"), Foodbrands America, Inc. ("Foodbrands") and Fairfield Manufacturing Company, Inc. ("Fairfield"). Mr. Joseph is also President and Secretary of Lancer and Vice President and Secretary of Fairfield.

     PAUL S. LEVY, age 49, has been a Director of the Company since July 1996. Mr. Levy has been a partner of JLL from its inception in 1988. Mr. Levy has served as Chairman of the Board of Directors and Chief Executive Officer of Lancer since July 1989. Mr. Levy is also a director of Foodbrands, OrNda and Fairfield. Mr. Levy is also Vice President and Assistant Secretary of Fairfield.

     JOHN S. RODEWIG, age 63, has been a Director of the Company since December 1992. He served as President of Eaton Corporation ("Eaton") and as its Chief Operating Officer -- Vehicle Components from 1992 until his retirement on January 1, 1996. He served as President of the Truck Components Group of Eaton from 1991 to 1992. Mr. Rodewig also serves as Chairman of the Board of Directors of Eaton Limited (United Kingdom) and as a director of FKI plc and AP Parts International.

     In connection with the Merger, JLL Fund II, TSG Capital Fund II, L.L.P. ("TSG"), CIBC WG Argosy Merchant Fund 2, L.L.C. ("Argosy"), Nomura Holding America, Inc. and Chase Equity Associates (together, the "New Investors") entered into a Stockholders' Agreement with the Company (the "Stockholders' Agreement") which relates to, in the aggregate, approximately 76.6% of the Company's outstanding Common Stock. This Stockholders' Agreement, as amended as of April 8, 1997, provides that certain of the New Investors will vote their shares of Common Stock so that the Board of Directors of the Company will be comprised of nine directors, consisting of the Chief Executive Officer of the Company (currently, Mr. Cucuz), four designees of JLL Fund II (currently, Messrs. Clark, Joseph and Levy), one designee of TSG (currently, Mr. Christophe), one designee of Argosy (currently, Mr. Heyer) and two individuals determined by the Board who are not affiliated with the Company or any of the parties to the Stockholders' Agreement. Mr. Marcos A. Rodriquez, formerly a partner of JLL, and Mr. Kenneth L. Way recently resigned from the Company's Board of Directors, leaving two vacancies.

     Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes, each consisting as nearly as may be possible, of one-third of the total number of directors. Class I directors (Messrs. Joseph and Heyer) are serving for a term that expires at the 1997 Annual Meeting of Stockholders of the Company, Class II directors (Messrs. Cucuz and Clark) are serving for a term that expires at the 1998 Annual Meeting of Stockholders of the Company and Class III directors (Messrs. Christophe, Levy and Rodewig) are serving for a term that expires at the 1999 Annual Meeting of Stockholders of the Company. At each annual meeting of stockholders, successors to the class of directors whose terms expire at that annual meeting will be elected by stockholders for a three-year term and until their successors are duly elected and qualified. Any director elected to fill a vacancy resulting from an increase in any class or from the removal from office, death, disability, resignation or disqualification of a director or other cause will hold office for the remaining term of the class in which such vacancy existed.

     Except as described above, there are no arrangements or understandings between any director and any other person pursuant to which he was selected as a director.

     Certain information respecting the officers of the Company appears at the end of Part I of this Annual Report on Form 10-K under the caption "Supplementary Information -- Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION FOR FISCAL 1996

     The following summary compensation table sets forth certain information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers (the "Named Executive Officers") for Fiscal 1996, Fiscal 1995 and Fiscal 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                        ANNUAL COMPENSATION                COMPENSATION
                                                 ----------------------------------    ---------------------
                                                                                         AWARDS      PAYOUTS
                                                                          OTHER        ----------    -------
                                                                          ANNUAL       SECURITIES     LTIP       ALL OTHER
                                       FISCAL    SALARY      BONUS     COMPENSATION    UNDERLYING    PAYOUTS    COMPENSATION
               NAME                     YEAR       ($)        ($)         ($)(1)       OPTIONS(2)      ($)         ($)(3)
               ----                    ------    -------    -------    ------------    ----------    -------    ------------
Cucuz, Ranko.......................     1996     389,502    366,076      649,366        857,731        --          3,000
CEO, President                          1995     322,000         --
                                        1994     244,000    109,941
Dallera, Giancarlo(4)..............     1996     228,000    137,902      112,343        194,586        --             --
Vice President --                       1995     215,000         --
President, European                     1994     182,927     88,960
Aluminum Wheels
Linski, William S..................     1996     188,000    107,706      205,145        185,586        --          3,000
Vice President --                       1995     165,000         --
President, Fabricated                   1994     135,000     52,563
Wheels
Sandberg, Daniel M.................     1996     168,000     88,240       71,851        145,239        --          3,000
Vice President --                       1995     147,000         --
International                           1994     114,457     26,404
Operations, General
Counsel and Secretary
Shovers, William D.................     1996     214,500    129,896      336,226        190,086        --          3,000
Vice President --                       1995     190,000         --
Chief Financial Officer                 1994     172,000     70,902

---------------
(1) In connection with the Merger, certain officers of the Company (including all those listed above) were required by the New Investors to exercise certain stock options which they held at the time. As consideration for such requirement, the Company agreed to compensate such officers for the tax liabilities to be incurred by them as a result of such option exercise. The amounts listed above are the amounts paid to compensate the listed officer for such tax liabilities.

(2) Shares of the Company's Common Stock. All amounts have been restated to reflect the two-for-one stock split effected in the form of a 100% stock dividend (the "Stock Split") paid on January 6, 1997, to the Company's shareholders of record as of December 20, 1996. Includes options granted under the Company's 1992 Stock Incentive Plan (the "1992 Plan") and the Company's 1996 Stock Option Plan (the "1996 Plan"). The options granted under the 1996 Plan are effective as of July 2, 1996, pending approval of such plan by the Company's Board of Directors and the Company's stockholders. See "Item 11. Executive Compensation -- Option Grants in Fiscal 1996" below.

(3) Matching contributions accrued under the Company's Retirement Savings Plan.

(4) Mr. Dallera's salary is paid in Italian lira and his bonus is paid in U.S. dollars. The U.S. dollar amount for Mr. Dallera's salary was calculated using the exchange rate of 1 lira = 0.00064 dollars.

OPTION GRANTS IN FISCAL 1996

     The following tables sets forth certain information respecting grants of stock options during Fiscal 1996 under the 1992 Plan and the 1996 Plan:

OPTIONS GRANTED UNDER 1992 PLAN

                                                                                         POTENTIAL REALIZABLE VALUE
                             NUMBER OF       PERCENT OF       PER SHARE                    AT ASSUMED ANNUAL RATES
                             SECURITIES        OPTIONS        EXERCISE                   OF STOCK PRICE APPRECIATION
                             UNDERLYING      GRANTED TO          OR                          FOR OPTION TERM(1)
   NAME OF OPTIONEE AND       OPTIONS       EMPLOYEES IN        BASE       EXPIRATION    ---------------------------
     TYPE OF OPTION(2)       GRANTED(3)    FISCAL 1996(4)     PRICE(3)        DATE          5%               10%
   --------------------      ----------    ---------------    ---------    ----------    ---------       -----------
Cucuz, Ranko
  Premium..................    97,300           21.54%         $10.00       2/19/06       $611,044        $1,550,962
  FMV......................        --              --              --            --             --                --
Dallera, Giancarlo
  Premium..................    17,000            3.76%          10.00       2/19/06        106,760           270,980
  FMV......................    25,500            5.64%          10.00       2/19/06        160,140           406,470
Linski, William S.
  Premium..................    13,400            2.97%          10.00       2/19/06         84,152           213,596
  FMV......................    20,100            4.45%          10.00       2/19/06        126,228           320,394
Sandberg, Daniel M.
  Premium..................     7,400            1.64%          10.00       2/19/06         46,472           117,956
  FMV......................    11,100            2.46%          10.00       2/19/06         69,708           176,934
Shovers, William D.
  Premium..................    15,200            3.36%          10.00       2/19/06         95,456           242,288
  FMV......................    22,800            5.05%          10.00       2/19/06        143,184           363,432

---------------
(1) Values are reported net of the option's exercise price, but before taxes associated with exercise. These values are calculated using assumed rates of appreciation prescribed by the Securities and Exchange Commission.

(2) "FMV Options" were granted at an exercise price equal to the closing market price per share of Common Stock on the trading day immediately prior to their grant date and, at the time of grant, became cumulatively exercisable in thirds on the first, second and third anniversaries of their grant date or, if earlier, on the date on which the Premium Options granted on the same date become exercisable. "Premium Options" have the same exercise price as the FMV Options, but, at the time of grant, the Premium Options were not to become exercisable until nine years after their grant date or, if earlier, on the business day after the closing price for Common Stock, as reported on the New York Stock Exchange (the exchange upon which the Company's Common Stock traded at the time of grant), shall have equaled or exceeded $25.94 for ten consecutive trading days. Notwithstanding the foregoing, in connection with the transactions contemplated by the Merger, on July 2, 1996, the Company exchanged all the options granted during Fiscal 1996 under the 1992 Plan to acquire shares of the Company's Common Stock prior to the Recapitalization for an equal number of options to acquire shares of Common Stock. The exercise price of such options remained unchanged at $10.00 per share and, as the terms of such options provided, they became exercisable upon a change in control of the Company on such date.

(3) All options granted during Fiscal 1996 under the 1992 Stock Option Plan were granted on February 20, 1996 at a price of $20.00 per share. As described in footnote (2) above, all such options were exchanged in connection with the Merger for options to acquire an equal number of shares of Common Stock at exercise prices which remained unchanged. The number of options granted and the exercise price, however, have been restated to reflect the Stock Split which occurred on January 6, 1997.

(4) Percentages reflect percentage of options granted during Fiscal 1996 under the 1992 Plan only.

OPTIONS GRANTED UNDER 1996 PLAN(1)

                                                                                           POTENTIAL REALIZABLE VALUE AT
                            NUMBER OF       PERCENT OF                                        ASSUMED ANNUAL RATES OF
                            SECURITIES       OPTIONS                                          STOCK PRICE APPRECIATION
                            UNDERLYING      GRANTED TO        PER SHARE                          FOR OPTION TERM(2)
  NAME OF OPTIONEE AND       OPTIONS       EMPLOYEES IN      EXERCISE OR     EXPIRATION    ------------------------------
   TYPE OF OPTION(3)        GRANTED(4)    FISCAL 1996(5)    BASE PRICE(4)       DATE            5%               10%
  --------------------      ----------    --------------    -------------    ----------    -------------    -------------
Cucuz, Ranko............     760,431          40.00%           $16.00         7/02/06         $1,528,160       $5,324,226
Dallera, Giancarlo......     152,086           8.00%            16.00         7/02/06            305,632        1,064,838
Linski, William S.......     152,086           8.00%            16.00         7/02/06            305,632        1,064,838
Sandberg, Daniel M......     126,739           6.67%            16.00         7/02/06            254,695          887,348
Shovers, William D......     152,086           8.00%            16.00         7/02/06            305,632        1,064,838

---------------
(1) The 1996 Plan has been adopted and approved by the Compensation Committee of the Company's Board of Directors, but has not yet been approved and adopted by the full Board of Directors of the Company or by the Company's stockholders. Until such time as such approvals are obtained, the options granted under the 1996 Plan are not effective or exercisable (even if all other conditions to vesting and exercise described in footnote (3) below are met). The Company will seek to obtain all necessary approvals for the 1996 Plan at or before the Annual Meeting of Stockholders to be held during fiscal 1997. If such approvals are obtained, all stock option grants reported in this table will be effective retroactively to July 2, 1996.

(2) Values are reported net of the option's exercise price, but before taxes associated with exercise. These values are calculated using assumed rates of appreciation prescribed by the Securities and Exchange Commission.

(3) The options under the 1996 Plan were granted at an exercise price equal to the cash consideration payable for shares of the Company's Common Stock in connection with the Merger. Each such option grant is divided into five tranches (each, a "Tranche") of an equal number of options. The options in each such Tranche vest when both of the following conditions have been met:
    (a) 20% of each Tranche vests on the last day of each fiscal year commencing on January 31, 1997, and continuing until January 31, 2001, if the employee to whom they were granted is then still an employee of the Company; and (b) the average share price for any twenty consecutive day period on the principal exchange upon which the Common Stock is traded equals or exceeds certain specified prices (the "Target Prices") ranging from $16.00 per share for the first Tranche and increasing ratably to $80.00 per share for the fifth Tranche. A particular Target Price need only be reached on one occasion for all options within the Tranche to which such Target Price relates to become vested, subject to the satisfaction of the condition to such vesting set forth in clause (a) above. In addition, notwithstanding the foregoing conditions to vesting, the options granted under the 1996 Plan become exercisable nine years after their grant date if the employee to whom they were granted is then still an employee of the Company. The Company's Common Stock has traded at the prices necessary to allow the options in the first Tranche to vest, subject to the satisfaction of the condition to such vesting set forth in clause (a) above. Accordingly, in the event the 1996 Plan does receive all necessary approvals, 20% of the first Tranche options granted to each executive officer are now vested and exercisable.

(4) All options granted during Fiscal 1996 under the 1996 Stock Option Plan were granted effective as of July 2, 1996, at a price of $32.00 per share. The number of options granted, the exercise price and the vesting prices, however, have been restated to reflect the Stock Split which occurred on January 6, 1997.

(5) Percentages reflect percentage of options granted during Fiscal 1996 under the 1996 Plan only.

AGGREGATE OPTION EXERCISES IN FISCAL 1996 AND JANUARY 31, 1997 OPTION VALUE(1)

                                                                         NUMBER OF              VALUE OF UNEXERCISED
                                                                   SECURITIES UNDERLYING            IN-THE-MONEY
                                                                    UNEXERCISED OPTIONS              OPTIONS AT
                            SHARES ACQUIRED                         AT JANUARY 31, 1997           JANUARY 31, 1997
          NAME                ON EXERCISE      VALUE REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
          ----              ---------------    --------------    -------------------------    -------------------------
Cucuz, Ranko............        48,710            $779,383            210,717/730,014            $1,205,173/$547,511
Dallera, Giancarlo......        21,064             337,028             71,383/146,003               486,438/ 109,503
Linski, William S. .....        15,388             246,220             58,483/146,003               390,746/ 109,503
Sandberg, Daniel M......         5,388              86,328             31,070/121,669               223,155/  91,251
Shovers, William D......        20,494             327,924             68,083/146,003               440,222/ 109,503

---------------
(1) No stock appreciation rights have been granted in connection with any stock options.

PENSION PLAN

     The Company maintains a defined benefit pension plan covering all persons who were United States salaried employees of the Company and its subsidiaries on or before December 31, 1994. Pension income at normal retirement age is calculated by averaging the participant's highest consecutive 60 months of compensation out of the final 120 months of compensation and providing 1% of the first $7,800 thereof and 1 1/3% of the remainder for each of the first 30 years of service, and 1/2% and 2/3% of such compensation, respectively, for each of the next 10 years of service. Benefits under the Company's pension plan are limited by restrictions imposed by the Internal Revenue Code of 1986, as amended (the "Code"). Prior to the IPO in 1992, the eligible United States salaried employees of the Company participated in a pension plan sponsored by K-H. K-H transferred the assets and liabilities of its plan relating to participants employed in the Company's wheel business to the Company's pension plan, in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. Effective January 1, 1995, (1) certain provisions of the plan that had frozen final average compensation for purposes of the plan as of December 31, 1991, were rescinded, (2) no new participants may enter the plan and (3) for purposes of calculating benefits payable under the plan, no additional service may be credited under the plan; however, service continues to be credited under the plan for vesting purposes and to determine eligibility for retirement benefits under the plan. In addition, increases in compensation will be recognized under the plan for purposes of determining pensions.

     The following table illustrates the annual pension benefits payable from the Company's defined benefit pension plan to a person in the specified earnings and years of service classifications at normal retirement date.

                               PENSION PLAN TABLE

                                                         YEARS OF SERVICE
  COVERED                         --------------------------------------------------------------
COMPENSATION                        10         15         20         25         30         35
------------                      -------    -------    -------    -------    -------    -------
  $ 50,000     ...............    $ 6,407    $ 9,610    $12,813    $16,017    $19,220    $20,822
   100,000     ...............     13,073     19,610     26,147     32,683     39,220     42,488
   150,000     ...............     19,740     29,610     39,480     49,350     59,220     64,155
   200,000     ...............     19,740     29,610     39,480     49,350     59,220     64,155
   250,000     ...............     19,740     29,610     39,480     49,350     59,220     64,155
   300,000     ...............     19,740     29,610     39,480     49,350     59,220     64,155
   350,000     ...............     19,740     29,610     39,480     49,350     59,220     64,155
   400,000     ...............     19,740     29,610     39,480     49,350     59,220     64,155

     Base salary is the only compensation upon which benefits under this plan are determined.

     All of the individuals named in the Summary Compensation Table, except Mr. Dallera, are participants in the pension plan described above, and each had covered compensation and years of service as set forth below:

                                                               COVERED       YEARS OF
NAME                                                         COMPENSATION    SERVICE
----                                                         ------------    --------
Cucuz, Ranko.............................................      $150,000         5
Linski, William S........................................       150,000         4
Sandberg, Daniel M.......................................       150,000         3
Shovers, William D.......................................       150,000         4

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

     Effective January 1, 1995, the Company adopted a defined contribution pension plan for its United States salaried employees, under which, the Company contributes to a retirement account for each eligible employee 5% of his compensation up to the amount of the Social Security wage base ($62,700 in 1996) plus 8% of his compensation over the amount of the Social Security wage base. Compensation, for purposes of this plan, includes salary, bonus and commissions, but is limited to a maximum of $150,000 under provisions of the Code. The retirement account is invested at the direction and risk of the employee, who is entitled, subject to certain vesting requirements, to the contents of his account when his employment terminates at retirement or otherwise. The Company does not assure the employee of the amount of his retirement benefit or the value of this account at any time.

COMPENSATION OF DIRECTORS

     The Company's independent directors (those who are not Company employees and are not affiliated with any of the New Investors) receive an annual retainer of $20,000, a fee of $1,000 for each Board or committee meeting attended and are reimbursed for expenses incurred in attending Board and/or committee meetings. All other directors of the Company do not receive any retainer, fees or reimbursement for their participation as directors.

COMPENSATION COMMITTEE INTERLOCKS

     The members of the Compensation Committee of the Board of Directors are Messrs. Christophe and Rodewig.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company, through its subsidiary, Hayes Wheels, S.p.A. ("HWI Italy"), entered into an employment agreement with Mr. Dallera, dated February 1, 1993, as amended on June 6, 1996, that provides for his employment as General Manager of HWI Italy at an initial base salary which automatically increases annually following increases in an index commonly used to determine the cost of living increases for senior managers in Italy. For Fiscal 1996, Mr. Dallera's base salary was $228,000 (translated from Italian lire at the rate of 1 lira =
0.00064 US Dollar). Under this agreement, Mr. Dallera is entitled to all HWI Italy employee benefits; his annual bonus, however, is based upon the criteria established for the other executive officers of the Company. The agreement expires by its terms on December 31, 2003, or in the event of Mr. Dallera's death.

     The Company entered into separate agreements dated November 6, 1995 (the "Company Severance Agreements"), with nine executive officers and three other employees of the Company (the "Covered Individuals"), including Messrs. Cucuz, Dallera, Linski, Sandberg and Shovers pursuant to which, upon a change of control of the Company (as defined therein), each Covered Individual, including Covered Individuals whose employment with the Company is terminated in anticipation of a change of control, is entitled to an immediate payment of all earned but unpaid compensation, including any unpaid bonuses for previous fiscal years and a pro rata bonus payment (based on Highest Compensation (as defined below) and the greater of normative bonus percentage and estimated projected bonus percentage) for the current fiscal year under any bonus plan for which he is then eligible.

     In addition, the Company Severance Agreements provide that each Covered Individual whose employment with the Company is terminated: (i) by the Company upon a change of control or in anticipation of a change of control; (ii) by the Company, other than for cause or as a result of death or disability, within three years following a change of control; or (iii) voluntarily by such Covered Individual, within three years following a change of control, because of a change in the material terms of his employment (such as compensation or responsibilities), is entitled to a lump sum cash payment, payable within 30 days of such termination, in the aggregate amount of: (a) for all Covered Individuals, earned but unpaid compensation, less any payment previously made in respect of such amount; (b) for all Covered Individuals, the product of the individual's Highest Compensation, his highest normative bonus percentage in the immediately preceding three fiscal years and the fraction of the current fiscal year expired at the time of such termination, less any payments previously made in respect of such amounts upon such change of control; (c) with respect to eight Covered Individuals (including the five currently most highly compensated executive officers) three times, with respect to one Covered Individual two times and with respect to three Covered Individuals one times the sum of (x) the individual's Highest Compensation and (y) the product of his Highest Compensation and his highest normative bonus percentage in the immediately preceding three fiscal years; (d) 20% of Highest Compensation with respect to three Covered Individuals, 40% of Highest Compensation with respect to one Covered Individual and with respect to eight Covered Individuals (including the five currently most highly compensated executive officers), the greater of 60% of the individual's Highest Compensation and $100,000; and (e) for all Covered Individuals, an amount equal to any accrued but unvested account balances as of the date of termination and the actuarial present value of any accrued but unvested benefits other than account balances that as a result of termination are forfeited under any qualified or nonqualified Company retirement or pension plan. The Company Severance Agreements also provide that each such Covered Individual is also entitled to have the Company (i) continue for at least three years for eight Covered Individuals (including the five currently most highly compensated executive officers), at least two years for one Covered Individual and at least one year for three Covered Individuals, all welfare benefit programs, such as medical and life, provided by the Company and its affiliated companies; (ii) for eight Covered Individuals (including the five currently most highly compensated executive officers), timely pay or provide any other amounts, including reimbursable expenses incurred prior to the date of termination, or benefits required or permitted under any plan, program, policy, practice, contract or agreement of the Company and its affiliated companies (subject to limitations); (iii) provide the title to the individual's Company automobile for eight Covered Individuals (including the five currently most highly compensated executive officers), or make a cash payment equal to the value of such automobile in certain cases; and (iv) for all Covered Individuals, provide key executive level outplacement services.

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

     The Merger constituted a change of control under the Company Severance Agreements. Consequently, the Covered Individuals received cash payments consisting solely of a pro rata portion of the annual bonuses which would otherwise have been payable to them in the following amounts: Mr. Cucuz, $88,500; Mr. Dallera, $45,600; Mr. Linski, $35,798; Mr. Sandberg, $31,999; Mr.
Shovers, $40,800; and in the aggregate, $402,438. See "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Changes in Control".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The names and ownership positions of stockholders who, to the knowledge of the Company (based on filings with the Securities and Exchange Commission (the "Commission")), were the beneficial owners of more than 5% of the outstanding Common Stock of the Company on April 30, 1997, and certain other information, are set forth in the following table:

                                                                 PERCENT OF OWNERSHIP       PERCENT OF OWNERSHIP
                                                                     OF SHARES OF               OF SHARES OF
NAME AND ADDRESS                  SHARES OF                          COMMON STOCK               COMMON STOCK
OF BENEFICIAL OWNER              COMMON STOCK    WARRANTS(1)    (EXCLUDING WARRANTS)(2)    (INCLUDING WARRANTS)(3)
-------------------              ------------    -----------    -----------------------    -----------------------
Joseph Littlejohn & Levy Fund
II, L.P......................     9,634,176        1,825,376              43.3%                      46.1%
450 Lexington Avenue
Suite 3350
New York, New York 10017
TSG Capital Fund II, L.P.....     2,812,500           67,500              12.6%                      11.6%
177 Broad Street
12th Floor
Stamford, Connecticut 06901
CIBC WG Argosy Merchant Fund
2, L.L.C.....................     2,500,000(4)        60,000              11.2%                      10.3%
425 Lexington Avenue
Third Floor
New York, New York 10017
LucasVarity plc(5)...........     1,628,800               --               7.3%                       6.6%
9 Upper Belgrave Street
London SWIX 8BD, England
Chase Equity Associates,
L.P..........................     1,250,000(6)        30,000               5.6%                       5.1%
380 Madison Avenue
12th Floor
New York, New York 10017

---------------
(1) Each Warrant allows the holder thereof to acquire one share of Common Stock for a purchase price of $24.00. The Warrants are exercisable from July 2, 2000 through July 2, 2003.

(2) Excludes options to purchase Common Stock held by certain officers and directors of the Company and also excludes Warrants to purchase 2,600,000 shares of Common Stock.

(3) Excludes options to purchase Common Stock held by certain officers and directors of the Company, but includes Warrants to purchase 2,600,000 shares of Common Stock.

(4) Does not include 624,500 shares (2.8% of the Common Stock) owned by CIBC Wood Gundy Securities Corp. ("CIBC Wood Gundy"), an affiliate of Argosy; Argosy disclaims beneficial ownership of all such shares.

(5) LucasVarity plc owns its shares through K-H, its indirect wholly-owned subsidiary.

(6) Includes 159,026 shares of non-voting Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT AND THE BOARD OF DIRECTORS

     The following table sets forth, as of April 30, 1997, the beneficial ownership (as defined by the Commission) of the Company's Common Stock by each of the Directors and the named executive officers of the Company and by the Directors and executive officers of the Company as a group:

                                                                 NUMBER OF
NAME OF BENEFICIAL OWNER                                        SHARES(1)(2)
------------------------                                        ------------
Cucuz, Ranko................................................         260,298
Dallera, Giancarlo..........................................          92,447
Linski, William S...........................................          69,241
Sandberg, Daniel M..........................................          36,665
Shovers, William D..........................................          89,137
Christophe, Cleveland A.(3).................................              --
Clark, Timothy J.(4)........................................              --
Heyer, Andrew R.(5).........................................              --
Joseph, Peter A.(4).........................................       9,634,176
Levy, Paul S.(4)............................................       9,634,176
Rodewig, John S.............................................              60
All directors and officers as a group (15 persons)(4).......      10,277,610

---------------
(1) Includes the following shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days of April 30, 1997, and shares of Common Stock purchased under the Company's Retirement Savings Plan (the "Savings Plan"):

                                     ISSUABLE UPON          ISSUABLE UPON
                                  EXERCISE OF OPTIONS    EXERCISE OF OPTIONS
                                     GRANTED UNDER          GRANTED UNDER       PURCHASED UNDER
    NAME                               1992 PLAN              1996 PLAN          SAVINGS PLAN
    ----                          -------------------    -------------------    ---------------
    Cucuz, Ranko................        180,300                 30,417                 311
    Dallera, Giancarlo..........         65,300                  6,083                  --
    Linski, William S...........         52,400                  6,083                  --
    Sandberg, Daniel M..........         26,000                  5,070                 107
    Shovers, William D..........         62,000                  6,083                  --
    All Directors and Executive
      Officers as a Group.......        452,100                 73,001               1,971

(2) In each case, except as to Messrs. Joseph and Levy and "All Directors and Executive Officers as a Group," less than 1% of the outstanding shares of Common Stock. Messrs. Joseph and Levy may be deemed to beneficially own 43.3% of the Common Stock of the Company (see footnote (4) below).

(3) Mr. Christophe is associated with TSG, which owns 12.6% of the Common Stock of the Company; he disclaims any beneficial ownership of such Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Ownership of Certain Beneficial Owners."

(4) Mr. Clark, Mr. Joseph and Mr. Levy are all associated with JLL Fund II, which owns 43.3% of the Common Stock of the Company. Mr. Clark disclaims any beneficial ownership of such Common Stock. Messrs. Joseph and Levy are general partners of JLL Associates II, L.P., the general partner of JLL Fund II, and, as a result, each of them may be deemed to beneficially own all of the shares of Common Stock held directly or indirectly by JLL Fund II. See "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Ownership of Certain Beneficial Owners."

(5) Mr. Heyer is associated with Argosy, which owns 11.3% of the Common Stock of the Company, and CIBC Wood Gundy, which owns 2.8% of the Common Stock of the Company; he disclaims any beneficial ownership of all such Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Ownership of Certain Beneficial Owners."

     As of April 30, 1997, all Directors and executive officers as a group were deemed beneficially to own approximately 46.1% of the outstanding Common Stock.

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

     Non-Competition Agreement. The Company entered into a Non-Competition Agreement with Varity. The agreement prohibits Varity and its other affiliates (excluding Kelsey-Hayes de Mexico S.A. de C.V.,) from directly or indirectly engaging in any business competitive with the automotive wheel systems business of the Company, in its current or planned future markets. Varity also agreed first to offer the Company any business opportunities of which Varity is apprised or which Varity initiates that relate to the automotive wheel systems business of the Company, prior to availing itself of such opportunity. Varity and the Company also agreed not to divulge to any third parties or appropriate for its own use confidential or proprietary information concerning one another's respective businesses. The term of the Non-Competition Agreement extends until the latest of (i) the date that the Management Services Agreement (described below) is terminated; (ii) the date that Varity and its affiliates, in the aggregate, shall be the beneficial owners of less than thirty percent (30%) of the outstanding voting stock of the Company; and (iii) the date that is five years after the date of the Non-Competition Agreement.

     Management Services Agreement. The Company entered into a Management Services Agreement with K-H, pursuant to which K-H agreed to provide a variety of management services, including, but not limited to, accounting, financial, marketing, legal, tax, environmental, insurance, property, management and human resource services. In exchange for these services, the Company agreed to pay a designated monthly fee (initially $873,500) calculated to cover the direct and indirect costs of the services, including salary and other administrative costs and expenses, subject to periodic increases based on the consumer price index for the geographic area in which the Company's headquarters is located, as reported by the United States Department of Labor Statistics. Historically, the Company reimbursed K-H for its payment for the services described above, including direct costs for services rendered by third parties (i.e., auditing, consulting, insurance, etc.) for the benefit of the Company. Effective in Fiscal 1993, the Company and K-H adjusted the designated monthly fee to exclude such direct costs, which are now billed separately to the Company by the third party providing the service and the designated monthly fee was substantially reduced. The Company has, when it has deemed it advantageous, increased its in-house staff and reduced its reliance upon services rendered by K-H under the Management Services Agreement. As a result, no amounts were paid by the Company to K-H during Fiscal 1996 and it is not anticipated that any amounts will be paid during Fiscal 1997. The Management Services Agreement has an indefinite term, but may be terminated by either the Company or K-H upon six months' prior written notice or sooner upon mutual agreement.

     Lease. The Company entered into a lease agreement with K-H whereby the Company leased portions of its Romulus, Michigan facilities to K-H. K-H, in turn, subleased a portion of these facilities to Kelsey-Hayes. The lease agreement had an initial term of one year and was subject to automatic renewal for successive one-year terms unless terminated, on six months' notice, by either K-H or the Company at the end of any renewal term. The lease agreement provided for an initial rental, based on the area rented and the nature of the space, which was adjustable annually pursuant to the provisions of the lease agreement; the Company believes that such initial rents approximated market values for similar properties in the Greater Detroit, Michigan region when the lease was entered into. The lease agreement was terminated on December 31, 1995. After such termination, Kelsey-Hayes occupied a portion of the premises on a month-to-month basis until April 1997, at which time such occupancy was terminated by the Company effective as of June 1, 1997.

     Mr. Dallera is the President of Cromodora Wheels S.p.A. ("Cromodora"). Prior to June 6, 1996, the Company's subsidiary, Hayes Wheels S.p.A., was a 30% stockholder in Cromodora and Mr. Dallera was a 35% stockholder in Cromodora. On June 6, 1996, Hayes Wheels S.p.A. sold one-third of its equity interest in Cromodora to Cromodora and two-thirds of its equity interest in Cromodora to Mr. Dallera. The sale price for the Company's equity interest in Cromodora was an aggregate of approximately $1,437,000, which amount was offset by the Company's agreement to pay Cromodora and Mr. Dallera approximately $562,000 for a five year non-competition agreement with the Company, resulting in net sale proceeds to the Company of approximately $875,000. This sale price was established based upon an appraisal of Cromodora performed by an independent third party. In connection with this transaction, Mr. Dallera agreed to extend the term of his employment agreement with the Company so that it will not expire until December 31, 2003 (previously, the expiration date was April 30, 1998).

     The Company is a party to certain business arrangements with Cromodora, as follows: (a) the Company manufactures and sells castings to Cromodora on a cost-plus basis; (b) the Company provides certain marketing services to Cromodora relating to certain proprietary technology being offered by Cromodora to European OEMs of high performance automobiles; and (c) the Company has entered into agreements to purchase certain aluminum wheel designs from Cromodora. The Company does not believe that these arrangements have a material effect on the Company's operations or financial condition.

     On October 11, 1995, Mr. Kolakowski signed a promissory note in favor of the Company, under which the Company extended an $80,000 bridge loan in connection with his purchase of a primary residence upon his relocation to Michigan. The loan was repaid in full on April 16, 1996.

     Prior to the Reorganization, the Board of Directors of the Company adopted a resolution providing that the Company will not enter into any transaction with or pay any fee to an affiliate or associate (as such terms are defined under Rule 12b-2 under the Exchange Act) of the Company (other than any subsidiary or associate of the Company in which no direct or indirect parent company of the Company has any interest otherwise than through the Company), unless (i) the transaction or fee is as fair to the Company as would be the case if such transaction or fee had been negotiated on an arm's-length basis with an unaffiliated third party and (ii) the transaction or fee (if the value or cost thereof to the Company is $10 million or more) is approved by a majority of the Company's directors who are not employees of or otherwise associated with significant shareholders of the Company.

     Pursuant to the Stockholders' Agreement, the Company has agreed not to enter into or suffer to exist any transaction or series of transactions with any affiliate (as defined in Rule 405 promulgated under the Securities Act of 1933, as amended) of the Company or any holder of more than 10% of the Company's Common Stock, other than transactions between or among the Company and/or its subsidiaries or transactions which are fair and reasonable to the Company or its subsidiaries and are upon terms which are at least as favorable as those which could be obtained in comparable transactions made on an arm's-length basis between unaffiliated parties. Further, subject to similar exceptions, the Company will not extend, renew, waive or otherwise modify the terms of any transaction with affiliates entered into prior to the date of the Stockholders' Agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following documents are filed as part of this report:

(a) 1. Financial Statements

    The following financial statements of the Registrant are filed herewith as part of this report:

      (1) Independent Auditors' Report
      (2) Consolidated Statements of Operations for the years ended January 31, 1997, 1996 and 1995
      (3) Consolidated Balance Sheets at January 31, 1997 and 1996
      (4) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended January 31, 1997, 1996 and 1995
      (5) Consolidated Statements of Cash Flows for the years ended January 31, 1997, 1996 and 1995
      (6) Notes to Consolidated Financial Statements

    2. Financial Statement Schedules for Fiscal 1996, 1995 and 1994

     Schedule II Valuation and Qualifying Accounts. All other schedules are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

    3. Exhibits

(G)   2.1     Agreement and Plan of Merger, dated as of March 28, 1996,
              between the Company and MWC Holdings, Inc. ("Holdings").
(H)   2.2     Stockholders' Agreement, dated as of July 2, 1996, among the
              Company, Joseph Littlejohn & Levy Fund II, L.P., Chase
              Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C.,
              Nomura Holding America, Inc. and TSG Capital Fund II, L.P.
(I)   2.2     Amendment No. 1 to Stockholders' Agreement, dated as of
              April 8, 1997, among the Company, Joseph Littlejohn & Levy
              Fund II, L.P., Chase Equity Associates, CIBC WG Argosy
              Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and
              TSG Capital Fund II, L.P.
(H)   3.1     Restated Certificate of Incorporation of the Company and
              Certificate of Correction thereof.
(H)   3.2     Amended and Restated By-Laws of the Company.
(H)   3.3     Certificate of Merger of Holdings into the Company, filed
              with the Secretary of State of Delaware on July 2, 1996.
(B)   4.1     Reference is made to Exhibits 3.1 and 3.2.
(C)   4.2     Indenture, dated as of November 15, 1992, between the
              Company and Manufacturers and Traders Trust Company, as
              Trustee ($100,000,000 principal amount of 9 1/4% Senior
              Notes due 2002), including all exhibits thereto.
(C)   4.3     Form of Senior Note issued pursuant to the Indenture filed as Exhibit 4.2 hereto.
(H)   4.4     First Supplemental Indenture, dated as of June 20, 1996, to the Indenture filed as Exhibit 4.2.
(H)   4.5     Second Supplemental Indenture, dated as of June 26, 1996, to the Indenture filed as Exhibit 4.2.
(H)   4.6     Credit Agreement, dated June 27, 1996, among the Company,
              Canadian Imperial Bank of Commerce and Merrill Lynch Capital
              Corporation.
(G)   4.7     Form of Subscription Agreement between the Company and the
              New Investors.
(B)  10.1     Management Services Agreement between the Company and K-H
              Corporation ("K-H").
(B)  10.2     Tax Sharing Agreement among the Company, Kelsey-Hayes
              Company and K-H.
(C)  10.3     Conveyance and Transfer Agreement, dated as of December 15,
              1992, between the Company and Kelsey-Hayes Company.
(B)  10.4     Lease Agreement between the Company and K-H Corporation.
(B)  10.5     Michigan Workers' Compensation Claims Payment Guarantee
              between the Company and Kelsey-Hayes Company.
(B)  10.6*    1992 Incentive Stock Option Plan.
(B)  10.7*    Long-Term Savings Plan.
(B)  10.8     Non-competition Agreement between the Company and Varity
              Corporation.

(B)  10.9*    Employment Agreement, dated February 1, 1993, between Hayes
              Wheels, S.p.A. and Giancarlo Dallera.
(C)  10.10    Joint Venture Agreement (the "Joint Venture Agreement"),
              dated as of February 16, 1993, by and between the Company
              and Nova Hut a.s. ("NH").
(D)  10.11    Amendment No. 1, dated August 17, 1993, to the Joint Venture
              Agreement.
(D)  10.12    Amendment No. 2, dated October 26, 1993, to the Joint
              Venture Agreement.
(D)  10.13    Project Funds Agreement, dated November 12, 1993, between
              Hayes Wheels Autokola NH, a.s. ("Autokola"), the Company and
              International Finance Corporation ("IFC").
(D)  10.14    Fee Clawback Agreement, dated November 12, 1993, between
              Autokola, the Company and IFC.
(D)  10.15    Subordination Agreement, dated November 12, 1993, between
              Autokola, NH, the Company and IFC.
(D)  10.16    Investment Agreement, dated November 12, 1993, between
              Autokola and IFC.
(B)  10.17*   Employee Benefits Agreement.
(F)  10.18*   Severance Agreements, each dated November 6, 1995, between the Company and its officers and certain employees.
(G)  10.21    Registration Rights Agreement, dated as of March 28, 1996, among the Company, Varity Corporation and K-H Corporation.
(H)  10.22    Form of Indemnification Agreement between the Company and
              each of its directors (filed as Exhibit B to the
              Stockholders' Agreement filed as Exhibit 2.2).
(I)  10.23*   First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(I)  12       Computation of Ratios.
(I)  22.1     Subsidiaries of the Company.
(I)  23       Consent of KPMG Peat Marwick LLP.
(I)  24       Powers of Attorney.
(I)  27       Financial Data Schedule.

-------------------------
LEGEND FOR EXHIBITS

(A) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1996, filed with the SEC.

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

(G) Incorporated by reference from the Company's Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(H) Incorporated by reference from the Company's Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(I)  Filed herewith.

 *  Denotes a compensatory plan, contract or arrangement.

     The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

(b) Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K with the SEC during the quarter ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1997.
                                          HAYES WHEELS INTERNATIONAL, INC.

                                          /s/ WILLIAM D. SHOVERS

                                          --------------------------------------
                                          William D. Shovers
                                          Vice President -- Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

/s/ RANKO CUCUZ                                   Chairman of the Board of Directors;
------------------------------------------------  President and Chief Executive
Ranko Cucuz                                       Officer; Director                     April 30, 1997

/s/ WILLIAM D. SHOVERS                            Chief Financial Officer; Principal
------------------------------------------------  Accounting Officer                    April 30, 1997
William D. Shovers

/s/ CLEVELAND A. CHRISTOPHE*                      Director                              April 30, 1997
------------------------------------------------
Cleveland A. Christophe

/s/ TIMOTHY J. CLARK*                             Director                              April 30, 1997
------------------------------------------------
Timothy J. Clark

/s/ ANDREW R. HEYER*                              Director                              April 30, 1997
------------------------------------------------
Andrew R. Heyer

/s/ PETER A. JOSEPH*                              Director                              April 30, 1997
------------------------------------------------
Peter A. Joseph

/s/ PAUL S. LEVY*                                 Director                              April 30, 1997
------------------------------------------------
Paul S. Levy

/s/ JOHN S. RODEWIG*                              Director                              April 30, 1997
------------------------------------------------
John S. Rodewig

*By /s/ PATRICK B. CAREY

     -----------------------------------------------
     Patrick B. Carey
     Attorney-in-fact

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Hayes Wheels International, Inc.

We have audited the accompanying consolidated balance sheets of Hayes Wheels International, Inc. and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three year period ended January 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Wheels International, Inc. and subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year-period ended January 31, 1997, in conformity with generally accepted accounting principles.

                                            /s/ KPMG Peat Marwick LLP

Detroit, Michigan
February 25, 1997

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                                   1997           1996           1995
                                                                -----------    -----------    -----------
Net sales...................................................       $778.2         $611.1         $537.6
Cost of goods sold..........................................        675.2          513.4          441.4
                                                                   ------         ------         ------
     Gross profit...........................................        103.0           97.7           96.2
Marketing, general and administration.......................         35.9           29.7           28.6
Engineering and product development.........................          7.2            4.7            5.1
Equity in loss of unconsolidated subsidiaries...............          2.5             --             --
Other income, net...........................................         (4.5)          (1.5)          (0.8)
Nonrecurring charges (Note 10)..............................        115.4            3.6             --
                                                                   ------         ------         ------
     Earnings (loss) from operations........................        (53.5)          61.2           63.3
Interest expense, net.......................................         48.5           15.0           13.4
                                                                   ------         ------         ------
     Earnings (loss) before taxes on income, minority
       interest and extraordinary items.....................       (102.0)          46.2           49.9
Income tax (benefit) provision (Note 6).....................        (36.7)          17.8           20.0
                                                                   ------         ------         ------
     Earnings (loss) before minority interest and
       extraordinary items..................................        (65.3)          28.4           29.9
Minority interest...........................................          0.2             --             --
                                                                   ------         ------         ------
     Earnings (loss) before extraordinary items.............        (65.5)          28.4           29.9
Extraordinary items, net of tax of $4.9 (Note 7)............          7.4             --             --
                                                                   ------         ------         ------
     Net income (loss)......................................       $(72.9)        $ 28.4         $ 29.9
                                                                   ======         ======         ======
Per share income (loss) (Note 1):
     Income (loss) before extraordinary items...............       $(2.36)        $ 0.81         $ 0.85
     Extraordinary items, net of tax........................        (0.27)            --             --
                                                                   ------         ------         ------
     Net income (loss)......................................       $(2.63)        $ 0.81         $ 0.85
                                                                   ======         ======         ======
Weighted average shares outstanding (in thousands)..........       27,703         35,148         35,148
                                                                   ======         ======         ======

          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                JANUARY 31,    JANUARY 31,
                           ASSETS                                  1997           1996
                           ------                               -----------    -----------
Current assets:
  Cash and cash equivalents.................................     $   47.5        $   1.8
  Receivables (less allowance of $2.2 at January 31, 1997
     and $0.1 at January 31, 1996)..........................        145.2          109.6
  Inventories (Note 3)......................................         82.9           58.9
  Prepaid expenses and other................................         13.9            9.9
                                                                 --------        -------
     Total current assets...................................        289.5          180.2
Property, plant and equipment:
  Land......................................................         20.1           18.3
  Buildings.................................................         98.0           76.8
  Machinery and equipment...................................        515.2          319.7
                                                                 --------        -------
                                                                    633.3          414.8
  Accumulated depreciation..................................       (146.9)        (110.4)
                                                                 --------        -------
     Net property, plant and equipment......................        486.4          304.4
Goodwill and other assets (Note 4)..........................        407.2          149.3
                                                                 --------        -------
  Total assets..............................................     $1,183.1        $ 633.9
                                                                 ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------
Current liabilities:
  Bank borrowings (Note 7)..................................     $    5.6        $   4.1
  Current portion of long-term debt (Note 7)................         23.9            0.1
  Accounts payable and accrued liabilities (Notes 5 and
     11)....................................................        244.8          125.5
                                                                 --------        -------
     Total current liabilities..............................        274.3          129.7
Noncurrent liabilities:
  Long-term debt, net of current portion (Note 7)...........        686.3          128.9
  Deferred income taxes (Note 6)............................           --           48.1
  Minority interest.........................................          8.3             --
  Pension and other long-term liabilities (Notes 9 and
     10)....................................................        255.3           81.8
                                                                 --------        -------
     Total noncurrent liabilities...........................        949.9          258.8
Commitments and contingencies (Notes 7, 9, 10 and 12)
Stockholders' equity (deficit): (Notes 1 and 13)
     Preferred Stock, 25,000,000 shares authorized, none
      issued or outstanding.................................           --             --
     Common stock, par value $0.01 per share:
       Voting -- authorized 99,000,000; issued and
        outstanding, 22,390,518 at January 31, 1997 and
        35,148,000 at January 31, 1996......................          0.2            0.4
       Nonvoting -- authorized 1,000,000; issued and
        outstanding, 159,026 at January 31, 1997 and zero at
        January 31, 1996....................................
     Additional paid-in capital.............................         43.6          198.3
     Retained earnings (accumulated deficit)................        (82.2)          49.6
     Cumulative translation adjustment......................         (0.5)          (0.3)
     Pension liability adjustment...........................         (2.2)          (2.6)
                                                                 --------        -------
       Total stockholders' equity (deficit).................        (41.1)         245.4
                                                                 --------        -------
       Total liabilities and stockholders' equity
        (deficit)...........................................     $1,183.1        $ 633.9
                                                                 ========        =======

          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    YEARS ENDED JANUARY 31, 1997, 1996, 1995

                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                        COMMON STOCK
                                          (NOTE 1)                        RETAINED
                                     -------------------   ADDITIONAL     EARNINGS     CUMULATIVE     PENSION
                                                    PAR     PAID-IN     (ACCUMULATED   TRANSLATION   LIABILITY
                                       SHARES      VALUE    CAPITAL       DEFICIT)     ADJUSTMENT    ADJUSTMENT
                                       ------      -----   ----------   ------------   -----------   ----------
Balance, January 31, 1994..........   35,148,000   $ 0.4    $ 198.3        $ (6.5)        $(3.5)       $(3.9)
Cash dividends ($0.03 per share)...           --      --         --          (1.1)           --           --
Net income.........................           --      --         --          29.9            --           --
Translation adjustment.............           --      --         --            --           1.3           --
Pension adjustment.................           --      --         --            --            --          1.5
                                     -----------   -----    -------        ------         -----        -----
Balance, January 31, 1995..........   35,148,000     0.4      198.3          22.3          (2.2)        (2.4)
Cash dividends ($0.03 per share)...           --      --         --          (1.1)           --           --
Net income.........................           --      --         --          28.4            --           --
Translation adjustment.............           --      --         --            --           1.9           --
Pension adjustment.................           --      --         --            --            --         (0.2)
                                     -----------   -----    -------        ------         -----        -----
Balance, January 31, 1996..........   35,148,000     0.4      198.3          49.6          (0.3)        (2.6)
Cash dividends ($0.015 per
  share)...........................           --      --         --          (0.5)           --           --
Net loss...........................           --      --         --         (72.9)           --           --
Translation adjustment.............           --      --         --            --          (0.2)          --
Pension adjustment.................           --      --         --            --            --          0.4
Exercise of options................      125,718      --        2.0            --            --           --
Recapitalization...................  (12,883,200)   (0.2)    (156.7)        (58.4)           --           --
                                     -----------   -----    -------        ------         -----        -----
Balance, January 31, 1997..........   22,390,518   $ 0.2    $  43.6        $(82.2)        $(0.5)       $(2.2)
                                     ===========   =====    =======        ======         =====        =====

          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                             YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                             JANUARY 31,      JANUARY 31,      JANUARY 31,
                                                                1997             1996             1995
                                                             -----------      -----------      -----------
Cash flows from operating activities
  Net income (loss).......................................     $ (72.9)          $ 28.4           $ 29.9
  Adjustments to reconcile net income (loss) to net cash
     provided by operations:
     Depreciation and tooling amortization................        36.6             26.6             24.0
     Amortization of intangibles..........................        11.0              6.1              5.6
     Increase (decrease) in deferred taxes................       (31.5)             7.7              1.3
     Nonrecurring charges.................................       115.4              3.6               --
     Equity in losses of unconsolidated subsidiaries......         2.5               --               --
     Extraordinary loss...................................        12.3               --               --
     Changes in operating assets and liabilities:
     (Increase) decrease in receivables...................         3.3            (14.5)           (30.9)
     (Increase) decrease in inventories...................         4.4             (1.9)           (13.1)
     (Increase) decrease in prepaid expenses and other....         1.9             (2.4)            (2.2)
     Increase in accounts payable and accrued
       liabilities........................................        15.9              2.9             12.4
     Decrease in other long-term liabilities..............       (27.7)           (11.6)            (4.6)
                                                               -------           ------           ------
          Cash provided by operating activities...........        71.2             44.9             22.4
Cash flows from investment activities:
     Acquisition of property, plant and equipment.........       (71.4)           (43.4)           (39.9)
     Net cash acquired with joint venture investment......         5.0               --               --
     Investment in joint venture..........................          --             (3.2)              --
     Other, net...........................................         1.3             (5.8)            (1.0)
                                                               -------           ------           ------
          Cash used for investment activities.............       (65.1)           (52.4)           (40.9)
Cash flows from financing activities:
     Increase (decrease) in foreign bank borrowings and
       loans..............................................        (4.1)            (6.4)             6.0
     Retirement of long term debt.........................      (106.4)              --               --
     Retirement of acquired long term debt................      (137.7)              --               --
     Proceeds from issuance of long term debt.............       673.5               --               --
     Common stock repurchase..............................      (506.1)              --               --
     Proceeds from equity infusion, net of costs..........       185.4               --               --
     Dividends paid to stockholders.......................        (0.5)            (1.1)            (1.1)
     Fees paid to issue long term debt....................       (35.0)              --               --
     Increase (decrease) in bank revolving loan and other
       domestic loans.....................................       (29.5)            16.3              8.6
                                                               -------           ------           ------
          Cash provided by financing activities...........        39.6              8.8             13.5
Effect of exchange rate changes on cash and cash
  equivalents.............................................          --               --              0.2
                                                               -------           ------           ------
          Increase (decrease) in cash and cash
            equivalents...................................        45.7              1.3             (4.8)
Cash and cash equivalents at beginning of year............         1.8              0.5              5.3
                                                               -------           ------           ------
Cash and cash equivalents at end of year..................     $  47.5           $  1.8           $  0.5
                                                               =======           ======           ======

          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(1) ORGANIZATION

  Organization

     Unless otherwise indicated, references to "Company" mean Hayes Wheels International, Inc. and its subsidiaries and reference to fiscal year means the Company's year ended January 31 of the following year (e.g., "fiscal 1996" refers to the period beginning February 1, 1996 and ending January 31, 1997, "fiscal 1995" refers to the period beginning February 1, 1995 and ending January 31, 1996 and "fiscal 1994" refers to the period beginning February 1, 1994 and ending January 31, 1995).

     The Company designs, engineers and manufactures steel and aluminum wheels and brake components, principally to original equipment manufacturers ("OEMs") of passenger cars, light trucks and commercial highway vehicles worldwide. The Company's products include one-piece cast aluminum wheels, fabricated aluminum wheels, fabricated steel wheels, full-faced cast aluminum wheels, clad covered wheels and brake drums, hubs and rotors.

     On December 6, 1996, the Company's Board of Directors declared a stock split to be effected in the form of a stock dividend which resulted in the issuance of one additional share of the Company's common stock for every outstanding share of common stock. All share information included in the accompanying financial statements and footnote information has been adjusted to reflect the effect of the stock split.

     In October, 1996, the Company exercised its right to increase its ownership in Hayes Wheels Autokola N.H. a.s. ("Autokola") from 45% to 58% in consideration for a cash contribution of $6.0 million. As a result of the increased ownership, financial results for Autokola have been included in the consolidated financial statements of the Company since November, 1996.

     On July 2, 1996, the Company consummated a merger between MWC Holdings, Inc. ("Holdings") and the Company, (the "Merger") pursuant to which, among other things, Holdings was merged with and into the Company, with the Company as the surviving corporation. As a result of the Merger, Motor Wheel Corporation, a wholly owned subsidiary of Holdings ("Motor Wheel"), became a wholly owned subsidiary of the Company.

     Immediately prior to the Merger and as part of the financing thereof (the "Recapitalization"), the Company issued and sold to certain new investors (i) an aggregate of 200,000 shares of Company Preferred Stock, which upon consummation of the Merger were converted into an aggregate of 12,500,000 shares of new common stock, and (ii) 300,000 warrants, in exchange for aggregate cash consideration, net of related costs, of $185.4 million. The Company also issued new long-term debt totaling $673.5 million which was utilized along with the equity infusion to (i) retire $106.4 million principal amount plus redemption premium of the Company's 9 1/4% Senior Notes due 2002; (ii) retire all existing senior debt of Motor Wheel at the time of the acquisition; and (iii) repurchase 31,633,200 shares of the Company's common stock.

     The Company acquired Holdings for a total purchase price of approximately $105.4 million which included (i) the issuance of 6,250,000 shares of new common stock, and (ii) 2,300,000 warrants. The merger was accounted for under the purchase method of accounting with the results of operations of Motor Wheel included in the accompanying financial statements from the date of the Merger. The fair value of the assets acquired, including goodwill, was $420.8 million and liabilities assumed totaling $315.4 million. Goodwill and other intangibles of $224.5 million are being amortized over a 40-year life on a straight-line basis.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(1) ORGANIZATION -- (CONTINUED)

     Unaudited pro forma results of operations, assuming the Merger and Recapitalization had been completed on February 1, 1995, are as follows (dollars in millions, except per share amounts):

                                                                    UNAUDITED
                                                            --------------------------
                                                            YEAR ENDED     YEAR ENDED
                                                            JANUARY 31,    JANUARY 31,
                                                               1997           1996
                                                            -----------    -----------
Net sales...............................................       $913.1         $968.3
Earnings (loss) from operations.........................        (50.9)          43.9
Net loss................................................        (85.4)         (17.4)
Net loss per common share...............................       $(3.81)        $(0.78)

     The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

(2) SUMMARY OF ACCOUNTING PRINCIPLES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in joint ventures are accounted for under the equity method. Financial position and results of operations for these entities as of, and for the twelve months ended January 31, 1997, 1996 and 1995, respectively, were not material to the consolidated financial statements of the Company.

  Revenue Recognition

     Sales are recorded when products are shipped to customers.

  Inventories

     Inventories are stated at the lower of cost or market, with cost determined by the last in, first out (LIFO) method for a portion of domestic inventories. Cost for other inventories, including foreign, which were approximately 48 percent and 62 percent of inventories at January 31, 1997 and 1996, respectively, are stated using the first in, first out (FIFO) or average cost method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis at rates which are designed to write off the assets over their estimated useful lives, principally as follows:

Buildings...................................................          25 years
Machinery and equipment.....................................    12 to 14 years

     Expenditures for maintenance, repairs and minor replacements of $28.1 million, $22.8 million and $18.5 million for the years ended January 31, 1997, 1996 and 1995, respectively, were charged to expense as incurred.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(2) SUMMARY OF ACCOUNTING PRINCIPLES -- (CONTINUED)

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

  Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 40 years. Recoverability is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value including goodwill of those assets.

  Research and Development Costs

     Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 1997, 1996 and 1995, were approximately $3.1 million, $2.3 million and $2.2 million, respectively.

  Financial Instruments

     The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank borrowings, variable rate long-term debt, and other liabilities approximate market value, as interest rates vary with market rates. The fair value of fixed rate debt is discussed in Note 7.

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

     The Company has entered into interest rate cap agreements to minimize the impact of increases in short-term interest rates on its debt. The costs of interest rate cap agreements are included in interest expense ratably over the lives of the agreements. The unamortized costs of the cap agreements are included in other assets and approximate fair value.

  Foreign Currency Translation

     Translation of assets and liabilities of subsidiaries denominated in foreign currencies, other than those located in highly inflationary countries, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the cumulative translation adjustment section of Stockholders' Equity (Deficit). Foreign currency gains and losses resulting from transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in results of operations.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(2) SUMMARY OF ACCOUNTING PRINCIPLES -- (CONTINUED)
  Pensions

     The Company has trusteed noncontributory pension plans covering substantially all domestic employees and funds at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

  Taxes on Income

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     No provision is necessary for future United States taxes on the undistributed portion of the Company's equity in earnings of foreign affiliates, since it is anticipated that the unremitted earnings will be permanently invested for growth and expansion.

  Environmental Compliance and Remediation

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Estimated costs are based upon enacted laws and regulations, existing technology and the most probable method of remediation. The costs determined are not discounted and exclude the effects of inflation and other societal and economic factors. Where the cost estimates result in a range of equally probable amounts, the lower end of the range is accrued. Amounts accrued for environmental compliance and remediation are not material to the consolidated financial statements as of January 31, 1997 and 1996.

  Statement of Cash Flows

     For purposes of reporting cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The following is additional information to the Consolidated Statements of Cash Flows (millions of dollars):

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                     1997           1996           1995
                                                  -----------    -----------    -----------
Cash paid for interest........................       $40.0          $13.8          $12.8
Cash paid for income taxes....................         7.7           12.0           21.4
Non-cash financing activity:
  Acquisition of Motor Wheel..................       105.4             --             --

  Postretirement and Postemployment Benefits

     The Company accounts for postretirement benefits other than pensions using an accrual basis method of accounting recognizing the cost of these benefits over an employee's active working career. The Company will continue its policy of paying postretirement benefits as they become due.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(2) SUMMARY OF ACCOUNTING PRINCIPLES -- (CONTINUED)
  Impairment of Assets

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on February 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements.

  Stock-Based Compensation

     Prior to February 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 1, 1996, the Company adopted SFAS No. 123 Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See Note 13.

  Earnings Per Share

     Per share income is calculated based on the number of weighted average shares outstanding at the end of the year. The dilutive effect of common stock equivalents has not been reflected as the effect is immaterial or anti-dilutive to the calculation of per share income.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3) INVENTORIES

     The major classes of inventory are as follows (millions of dollars):

                                                             JANUARY 31,    JANUARY 31,
                                                                1997           1996
                                                             -----------    -----------
Raw materials............................................       $32.0          $19.7
Work-in-process..........................................        21.1           13.5
Finished goods...........................................        29.8           25.7
                                                                -----          -----
  Total..................................................       $82.9          $58.9
                                                                =====          =====

     The replacement value of LIFO inventories approximates carrying value.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(4) GOODWILL AND OTHER ASSETS

     Goodwill and other assets consist of the following (millions of dollars):

                                                             JANUARY 31,    JANUARY 31,
                                                                1997           1996
                                                             -----------    -----------
Goodwill and other intangibles...........................      $328.4         $110.3
Unamortized debt issuance costs..........................        29.5            3.6
Deferred tax assets......................................        18.0             --
Other....................................................        31.3           35.4
                                                               ------         ------
     Total...............................................      $407.2         $149.3
                                                               ======         ======

     Goodwill and other intangibles are presented net of accumulated amortization of $35.8 million and $27.3 million at January 31, 1997 and 1996, respectively.

(5) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (millions of dollars):

                                                             JANUARY 31,    JANUARY 31,
                                                                1997           1996
                                                             -----------    -----------
Accounts payable.........................................      $160.8         $ 86.8
Employee costs...........................................        24.1           19.7
Accrued interest.........................................         7.4            2.1
Other accrued liabilities................................        52.5           16.9
                                                               ------         ------
     Total...............................................      $244.8         $125.5
                                                               ======         ======

(6) TAXES ON INCOME

     The components of pre-tax income (loss) are as follows (millions of dollars):

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                     1997           1996           1995
                                                  -----------    -----------    -----------
United States.................................      $(127.6)        $34.6          $42.8
Foreign.......................................         13.3          11.6            7.1
                                                    -------         -----          -----
                                                    $(114.3)        $46.2          $49.9
                                                    =======         =====          =====

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(6) TAXES ON INCOME -- (CONTINUED)
     The provision for taxes on income is summarized as follows (millions of dollars):

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                     1997           1996           1995
                                                  -----------    -----------    -----------
Current:
  Federal and state...........................       $(15.8)        $ 4.5          $15.0
  Foreign.....................................          4.1           4.0            2.2
                                                     ------         -----          -----
                                                     $(11.7)        $ 8.5          $17.2
Deferred:
  Federal and state...........................       $(29.3)        $ 9.4          $ 2.6
  Foreign.....................................         (0.6)         (0.1)           0.2
                                                     ------         -----          -----
                                                      (29.9)          9.3            2.8
                                                     ------         -----          -----
  Less: Extraordinary items (Note 8)..........          4.9            --             --
                                                     ------         -----          -----
       Taxes on income excluding extraordinary
          items...............................       $(36.7)        $17.8          $20.0
                                                     ======         =====          =====

     A reconciliation of federal income tax computed at the statutory 35% rate to the actual provision for taxes on income follows (millions of dollars):

                                                 YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                 JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                    1997          1996          1995
                                                 -----------   -----------   -----------
Federal taxes computed at statutory rate.......     $(40.0)       $16.2         $17.5
Increase (decrease) resulting from:
  Unrecognized tax benefit from net operating
     loss carryforwards........................        0.8          1.2            --
  Tax benefit from foreign sales corporation...         --         (0.5)         (0.5)
  Expiring foreign net operating loss..........         --          0.7           2.4
  Effective tax rate differential on earnings
     of consolidated foreign affiliates........       (0.8)        (0.4)          1.4
  Permanent differences resulting from purchase
     accounting................................        2.3          0.9           0.9
  Change in valuation allowance for foreign NOL
     carryforward/deferred tax asset...........       (0.8)        (1.9)         (2.4)
  All other items..............................       (3.1)         1.6           0.7
                                                    ------        -----         -----
       Income tax expense (benefit)............     $(41.6)       $17.8         $20.0
                                                    ======        =====         =====

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(6) TAXES ON INCOME -- (CONTINUED)
     Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. The cumulative tax effect of the major items follows (millions of dollars):

                                                           JANUARY 31,   JANUARY 31,
                                                              1997          1996
                                                           -----------   -----------
Deferred tax assets:
  Nondeductible accrued liabilities......................    $103.1        $ 24.7
  Net operating loss and tax credit carryforwards........      24.3           2.8
  Pension................................................       9.0           7.6
                                                             ------        ------
     Total gross deferred tax assets.....................     136.4          35.1
  Less valuation allowance...............................     (19.7)         (2.5)
                                                             ------        ------
     Net deferred tax assets.............................    $116.7        $ 32.6
Deferred tax liabilities:
  Fixed assets, principally due to differences in
     depreciation........................................     (90.9)        (66.3)
  Intangibles............................................      (7.8)         (8.0)
  Inventory..............................................        --          (2.8)
  All other items........................................        --          (3.6)
                                                             ------        ------
     Total gross deferred tax liabilities................     (98.7)        (80.7)
                                                             ------        ------
     Net deferred tax asset (liabilities)................    $ 18.0        $(48.1)
                                                             ======        ======

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the inability of subsidiaries to fully utilize available net operating loss carryforwards which expire through the year 2011. The subsequent recognition of tax benefits relating to the valuation allowance will be reported in the consolidated statement of operations $(9.7) million or as a reduction of goodwill $(10.0) million as opportunities to utilize these carryforwards become more certain.

(7) LONG-TERM DEBT AND BANK BORROWINGS

     Long-term debt and bank borrowings of the Company consists of the following (millions of dollars):

                                                           JANUARY 31,   JANUARY 31,
                                                              1997          1996
                                                           -----------   -----------
11% Senior Subordinated Notes due 2006...................    $250.0        $   --
9 1/4% Senior Notes due November 15, 2002................       1.5         100.0
Bank Term Notes..........................................     423.5          28.6
Other domestic loans maturing through 2001 with a fixed
  annual rate of 6.5%....................................       0.7            --
Various foreign bank and government loans maturing
  through 2003, weighted average interest rate of 8.8%
  and 11.9% at January 31, 1997 and 1996.................      34.5           0.4
                                                             ------        ------
                                                              710.2         129.0
Less current portion.....................................      23.9           0.1
                                                             ------        ------
                                                             $686.3        $128.9
                                                             ======        ======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(7) LONG-TERM DEBT AND BANK BORROWINGS -- (CONTINUED)
     The Company entered into a Credit Agreement, dated June 27, 1996, which replaced the previous $180 million revolving credit agreement. The Credit Agreement provides senior bank financing consisting of the following (millions of dollars):

Revolving credit facility, including up to $75 million of
  letters of credit, expiring on July 31, 2002..............    $220.0
Tranche A Term Notes, maturing through July 31, 2002........     198.5
Tranche B Term Notes, maturing through July 31, 2003........     125.0
Tranche C Term Notes, maturing through July 31, 2004........     100.0
                                                                ------
                                                                $643.5
                                                                ======

     Borrowings on these facilities bear interest at one of the following rates as selected by the Company: (i) the rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus the applicable margin or (ii) the bank's Alternate Base Rate, as defined in the Credit Agreement ("ABR"), plus the applicable margin. The ABR is defined as the highest of (i) the bank's prime rate or (ii) the Federal Funds rate plus 1/2% or (iii) a certificate of deposit-based rate plus 1%. The applicable margins under each of the loans as of January 31, 1997, are as follows:

                                                                 ABR        LIBOR
                                                                -----       -----
Revolving Credit............................................    1.50%       2.50%
Tranche A...................................................    1.50%       2.50%
Tranche B...................................................    2.00%       3.00%
Tranche C...................................................    2.50%       3.50%

     At January 31, 1997, the Company was paying interest on the Term Notes at an average LIBOR-based interest rate of 8.39%.

     The Company pays a commitment fee on the unused portion of the revolving credit facility which was at a rate of 0.5% at January 31, 1997. The Company had available revolver borrowing capacity under the Credit Agreement of $182.5 million, including unused letters of credit totaling $37.5 million as of January 31, 1997.

     The Credit Agreement and certain foreign bank borrowings contain financial covenants. The Company was in compliance with such covenants at January 31, 1997. The Credit Agreement is secured by a first priority lien on substantially all of the properties and assets of the Company and its domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future domestic subsidiaries and 65% of the shares of certain of the Company's existing and future foreign subsidiaries.

     In connection with the Merger and Recapitalization, the Company commenced an offer to repurchase its 9 1/4% Senior Notes, of which substantially all were tendered. Accordingly, the Company recorded an extraordinary loss of $12.3 million ($7.4 million, net of tax) related to the early retirement of debt. The extraordinary loss was comprised of a prepayment penalty and deferred debt issuance costs. The 11% Senior Subordinated Notes were issued on July 2, 1996. The Notes are redeemable at the Company's option at specified prices, in whole or in part, at any time on or after July 15, 2001. The Senior Subordinated Notes are guaranteed by the Company's domestic subsidiaries, but are subordinated to the Credit Agreement. The Company believes that as of January 31, 1997, the market value of the Senior Notes exceeds their recorded value by approximately 10%.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(7) LONG-TERM DEBT AND BANK BORROWINGS -- (CONTINUED)
     Principal repayments on long-term debt and bank borrowings during the next five years ending January 31 are as follows (millions of dollars): 1998-$23.9; 1999-$38.9; 2000-$48.7; 2001-$48.7; 2002-$54.0 and thereafter-$496.0. Bank borrowings consist of short-term notes of the Company's foreign subsidiaries.

     During the year, the Company entered into interest rate hedge agreements with the objective of managing interest costs and exposure to changing interest rates. The Credit Agreement requires the Company to provide interest rate protection on a portion of the related outstanding indebtedness. Strategies for achieving the Company's objectives have resulted in the Company maintaining interest rate cap agreements covering an aggregate principal amount of $300 million in floating rate indebtedness at January 31, 1997. Various agreements have been entered into with several banks and, on average, provide protection against LIBOR rates higher than 6.67%, for an average of 2.3 years. Premiums paid for these cap agreements are amortized to interest expense over the term of the agreement. The unamortized costs of the cap agreements are included in other assets and approximate fair value. The notional amount of interest rate cap agreements do not represent amounts exchanged by the parties and are not a measure of the Company's exposure to credit or market risks. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the cap agreements. Notional amounts are not included in the consolidated balance sheet.

(8) LEASES

     The Company leases certain production facilities and equipment under agreements expiring from 1998 to 2002. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 31, 1997 (millions of dollars):

YEAR ENDING JANUARY 31:
-----------------------
        1998.................................................................    $13.6
        1999.................................................................     10.8
        2000.................................................................      8.6
        2001.................................................................      7.6
        2002 and later years.................................................     25.9
                                                                                 -----
        Total minimum payments required......................................    $66.5
                                                                                 =====

     Rent expense was $13.9 million, $7.8 million and $6.0 million for the years ended January 31, 1997, 1996 and 1995, respectively.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(9) PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The components of net pension cost included in operating results for the years ended January 31, 1997, 1996 and 1995 are as follows (millions of dollars):

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                     1997           1996           1995
                                                  -----------    -----------    -----------
Service cost..................................       $  1.5         $ 0.8          $ 1.1
Interest on projected benefit obligation......          8.9           5.1            4.7
Actual return on plan assets..................        (10.4)         (5.0)          (1.6)
Net amortization and deferral.................          3.8           3.1           (0.3)
                                                     ------         -----          -----
  Net pension cost............................       $  3.8         $ 4.0          $ 3.9
                                                     ======         =====          =====
Discount rate.................................         7.50%         7.50%          8.25%
Assumed rate of return........................         9.00%         9.00%          8.50%

     The following table sets forth the plans' funded status (millions of dollars):

                                                             JANUARY 31,    JANUARY 31,
                                                                1997           1996
                                                             -----------    -----------
Actuarial present value of benefit obligations:
Vested employees.........................................      $ 151.2        $ 56.5
Nonvested employees......................................          9.4           9.2
                                                               -------        ------
Accumulated benefit obligation...........................        160.6          65.7
Projected benefit obligation.............................        163.9          67.6
Plan assets at fair value (principally listed stocks and
  bonds).................................................       (125.8)        (38.0)
                                                               -------        ------
Projected benefit obligation in excess of plan assets....         38.1          29.6
Unrecognized net losses..................................         (5.5)         (4.8)
Unrecognized prior service cost..........................         (3.9)         (4.3)
Adjustment required to recognize minimum liability.......          6.7           7.1
                                                               -------        ------
     Accrued pension cost................................      $  35.4        $ 27.6
                                                               =======        ======

     The Company's defined benefit pension plans generally provide benefits based on years of service. The projected unit credit funding method was used. Prior service costs and actuarial gains and losses are generally amortized over the average remaining service period of active employees.

     Effective January 1, 1995, the Company modified the defined benefit Salaried Pension Plan to freeze credited service and remove salary caps that had been instituted in 1991. Assumed rates of increase in future compensation levels for the Salaried Pension Plan range from 5 percent to 6 percent. In conjunction with this change, the Company increased the basic contribution of the existing salary defined contribution plan.

     In connection with the Merger in July 1996, the Company was required to contribute $10 million and $4 million to the Hayes Wheels and Motor Wheel pension plans, respectively, as part of an agreement with the Pension Benefit Guaranty Corporation ("PBGC"). Under this agreement, the Company is required to provide contributions to the plans of $16 million, $13 million and $11 million as of June 30, 1997, 1998 and 1999, respectively. To secure these contributions, the Company provided the PBGC with an irrevocable letter of credit for the benefit of the PBGC in the amount of $14 million. The letter of credit will be reduced to $5 million after the Company contributes $13 million and $10 million as of June 30, 1997 and 1998, respectively, to the Hayes Wheels plans. Once all of the required contributions are made, the letter of credit will be canceled.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(9) PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- (CONTINUED) The Company also has contributory employee retirement savings plans covering substantially all of its employees. The employer contribution is determined at the discretion of the Company and totaled approximately $2.7 million, $2.7 million and $0.9 million for the years ended January 31, 1997, 1996 and 1995, respectively.

     The Company provides comprehensive medical and group life benefits to certain of its United States retirees who elect to participate in the Company's medical and group life plans. The medical plan contributions are adjusted periodically; the life insurance plan is non-contributory.

     For the year ended January 31, 1997, 1996 and 1995, the components of postretirement benefits expense (income) were as follows:

                                                YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                   1997          1996          1995
                                                -----------   -----------   -----------
Service cost (benefits earned during the
  period).....................................     $ 0.4         $ 0.3         $ 0.6
Interest cost on accumulated postretirement
  benefit obligations.........................       5.0           2.6           2.6
Net amortization..............................      (3.7)         (4.1)         (3.8)
                                                   -----         -----         -----
  Total.......................................     $ 1.7         $(1.2)        $(0.6)
                                                   =====         =====         =====
Discount rate.................................      7.50%         7.50%         8.25%

     At January 31, 1997 and 1996, the recorded actuarial liabilities for these postretirement benefits are as follows:

                                                           JANUARY 31,   JANUARY 31,
                                                              1997          1996
                                                           -----------   -----------
Retirees.................................................    $ 96.1         $22.6
Fully eligible active participants.......................      21.7           4.6
Other active participants................................      10.5          10.2
                                                             ------         -----
  Subtotal...............................................    $128.3         $37.4
Unamortized gains........................................       9.9           9.8
                                                             ------         -----
  Total..................................................    $138.2         $47.2
                                                             ======         =====

     The assumed health care cost trend was 7.0% (8.0% at January 31, 1996) and was assumed to decrease by 1% per annum to an ultimate rate of 5%. This assumption was modified in the case of the plan that was capped. The Company estimates an increase in the assumed health care cost trend rate of 1% per year would increase the accumulated postretirement benefit obligation as of January 31, 1997 and 1996 by $0.9 million but would have no effect on the aggregate of the service and interest components of postretirement benefit expense for the year ended January 31, 1997 and 1996.

     The anticipated workforce reductions resulting from closure of the Romulus Plant resulted in the recognition of $18.0 million of net curtailment loss in fiscal 1996 related to both pension and postretirement benefits.

     One of the Company's European subsidiaries provides benefits to its employees through unfunded retirement arrangements. At January 31, 1997 and 1996, $4.7 million and $4.4 million, respectively, were accrued for such obligations.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(10) NONRECURRING CHARGES

     On January 9, 1997, the Company announced that it was ceasing manufacturing operations at its fabricated wheel facility in Romulus, Michigan and consolidating such manufacturing operations into other fabricated wheel facilities of the Company. This action is based on the continued decline in the market for fabricated steel wheels and the merger with Motor Wheel which added fabricated steel wheel manufacturing capacity to the Company's operations. In connection with the closure, certain property, plant and equipment will be idled and disposed of, other excess assets disposed of and the service of approximately 450 active employees will be terminated. Management expects these actions to be fully implemented by the end of calendar year 1997. The Company has recorded a charge totaling $109.0 million for the fiscal year ended January 31, 1997, which consists of $63.0 million to writedown assets to estimated realizable values; $25.0 million for pension and postretirement benefits; and $21.0 million for termination benefits and other exit costs. At January 31, 1997, $31.0 million of the plant closure reserve was reflected as a current accrued liability and $75.7 million was included in other long-term liabilities on the accompanying consolidated balance sheet.

     In connection with the Merger, the Company recorded nonrecurring charges of $6.4 million. These charges consist of the elimination of $2.9 million of deferred costs resulting from a previous patent infringement suit with Motor Wheel and $3.5 million of stock compensation recorded in conjunction with the payout of the management stock option plan. In addition, the Company assumed plant closure liabilities of Holdings of $27.4 million relating to actions undertaken by Holdings in fiscal 1995 and 1994 to close manufacturing operations in its automotive wheel and brake businesses. As of January 31, 1997, $22.7 million of these liabilities remain on the balance sheet of the Company.

     During the fourth quarter of fiscal 1995, the Company recognized nonrecurring charges of $3.6 million. These charges include a $1.4 million provision associated with the restructuring of the North American Aluminum Wheel Group and $2.2 million of charges associated with Varity Corporation's proposal to purchase the Company's outstanding shares not owned by Varity (at the time the owner of 46.3% of the Company's outstanding common stock), which proposal was made on September 27, 1995, and withdrawn on February 5, 1996.

(11) CONTINGENCIES

     The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

(12) OTHER EQUITY INVESTMENTS

     The Company holds the following investments which are accounted for under the equity method.

     As a result of the Merger, the Company acquired a 50% interest in Aluminum Wheel Technology, Inc. ("Alumitech"), a manufacturer of cast aluminum wheels, and a 50% interest in Riviera Tool Company, a manufacturer of stamping dies that are sold to domestic automobile manufacturers and their suppliers. Subsequent to year end, as a result of a public offering of stock by Riviera Tool Company, the Company's interest in Riviera Tool Company was reduced to 29.6%

     In fiscal 1995, the Company increased its ownership in Hayes Wheels de Venezuela, C.A. to 49% in consideration for a contribution to the joint venture of $1.4 million, which included capital equipment, tooling and a cash payment.

     In fiscal 1995, the Company purchased a 40% interest in the wheel business of Kelsey-Hayes de Mexico, S.A. de C.V. ("KHDM") for $0.2 million and made a capital contribution of $2.0 million. KHDM was then renamed Hayes Wheels de Mexico, S.A. de C.V.

     The Company holds a 49% interest in Metalurgica FPS do Brasil, Ltda.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(12) OTHER EQUITY INVESTMENTS -- (CONTINUED)
     The aggregate financial position and results of operations for these entities as of, and for the twelve months ended January 31, 1997, 1996 and 1995, respectively, were not material to the consolidated financial statements of the Company.

(13) STOCK OPTIONS AND WARRANTS

     In 1992, the Company adopted the Hayes Wheels International, Inc. 1992 Stock Incentive Plan (the "1992 Plan"), under which 500,000 shares of Common Stock are available for issuance with respect to awards granted to officers, management and other key employees of the Company. In connection with the Merger and Recapitalization, certain of the stock options were exercised with the remainder becoming vested. At January 31, 1997, 301,100 options were exercisable at a price of $10.00, 161,900 options were exercisable at a price of $19.94, and 7,500 options were exercisable at a price of $19.69.

     At the time of the Recapitalization, the Company established the Hayes Wheels International, Inc. 1996 Stock Option Plan (the "1996 Plan"), which plan remains subject to certain approvals required by applicable law, under which 2,534,770 shares of Common Stock are available for issuance with respect to awards granted to officers, management and other key employees of the Company. Each such option grant is divided into five tranches (each, a "Tranche") of an equal number of options. The options in each such Tranche vest when both of the following conditions have been met: (a) 20% of each Tranche vests on the last day of each fiscal year commencing on January 31, 1997, and continuing until January 31, 2001, if the employee to whom they were granted is then still an employee of the Company; and (b) the average share price for any twenty consecutive day period on the principal exchange upon which the Common Stock is traded equals or exceeds certain specified prices (the "Target Prices") ranging from $16.00 per share for the first Tranche and increasing ratably to $80.00 per share for the fifth Tranche. A particular Target Price need only be reached on one occasion for all options within the Tranche to which such Target Price relates to become vested, subject to the satisfaction of the condition to such vesting set forth in clause (a) above. In addition, notwithstanding the foregoing conditions to vesting, the options granted under the 1996 Plan become exercisable nine years after their grant date if the employee to whom they were granted is then still an employee of the Company. At January 31, 1997, awards for 76,043 stock options under the first tranche of the 1996 Plan were exercisable, subject to the approvals described above.

     Also, in connection with the Merger, 150,702 options with an exercise price of $2.05 were granted to a former shareholder of Holdings. Of these stock options, 90,470 are exercisable, with the remainder becoming exercisable on July 2, 1997.

     Information with respect to all stock options is summarized below:

                                          1992 PLAN    1996 PLAN     OTHER       TOTAL
                                          ---------    ---------    -------    ---------
Outstanding at January 31, 1995.......     464,100            --         --      464,100
Granted...............................     266,000            --         --      266,000
Exercised.............................          --            --         --           --
Expired...............................     (80,000)           --         --      (80,000)
                                          --------     ---------    -------    ---------
Outstanding at January 31, 1996.......     650,100            --         --      650,100
Granted...............................     301,100     1,901,077    150,702    2,352,879
Exercised.............................    (480,700)           --         --     (480,700)
                                          --------     ---------    -------    ---------
Outstanding at January 31, 1997.......     470,500     1,901,077    150,702    2,522,279
                                          ========     =========    =======    =========

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(13) STOCK OPTIONS AND WARRANTS -- (CONTINUED)
     The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. Compensation cost charged against operations for 1996 was $3.5 million which reflects amounts paid in connection with the exercise of certain of the stock options granted under the 1992 Plan.

     In compliance with SFAS No. 123, the Company has elected to provide the pro forma disclosure. As such, the Company's net income (loss) and earnings (loss) per share for 1996 and 1995 adjusted to reflect pro forma amounts are indicated below:

                                                                 1996        1995
                                                                ------       -----
Net income (loss)
  As reported...............................................    $(72.9)      $28.4
  Pro forma.................................................     (75.1)       28.2
Earnings (loss) per share
  As reported...............................................    $(2.63)      $0.81
  Pro forma.................................................     (2.73)       0.80

     The fair value of stock options granted in 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

                                                                1996         1995
                                                              ---------    ---------
Weighted average fair value...............................        $9.32        $4.74
Expected volatility.......................................        41.2%        40.3%
Risk free interest rate...................................         6.8%         6.2%
Expected lives............................................    8.7 years    6.7 years

     Dividend yield for all grants was assumed to be insignificant.

     At January 31, 1997, warrants, issued in conjunction with the Merger and Recapitalization, to purchase 2.6 million common shares were outstanding. Each warrant allows the holder thereof to acquire one share of Common Stock for a purchase price of $24.00. The warrants are exercisable from July 2, 2000 through July 2, 2003.

(14) INFORMATION BY GEOGRAPHIC AREA

     The Company operates principally in one segment -- the design, manufacture and supply of wheels and brake components to OEMs of automobiles, light trucks and commercial highway vehicles. Operating data and identifiable assets by geographic area follow (millions of dollars):

                                                                       EARNINGS (LOSS) BEFORE TAXES ON INCOME,
                                          REVENUE(1)                  MINORITY INTEREST AND EXTRAORDINARY ITEMS
                            ---------------------------------------   ------------------------------------------
                            YEAR ENDED    YEAR ENDED    YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                            JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,    JANUARY 31,    JANUARY 31,
                               1997          1996          1995           1997           1996           1995
                            -----------   -----------   -----------   ------------   ------------   ------------
North America.............    $689.5        $527.3        $474.9         $ (67.8)       $ 48.4         $ 54.6
Europe(2).................      88.7          83.8          62.7            14.3          12.8            8.7
                              ------        ------        ------         -------        ------         ------
  Totals..................     778.2         611.1         537.6           (53.5)         61.2           63.3
General corporate(3)......        --            --            --              --            --             --
Interest expense..........        --            --            --           (48.5)        (15.0)         (13.4)
                              ------        ------        ------         -------        ------         ------
Consolidated totals.......    $778.2        $611.1        $537.6         $(102.0)       $ 46.2         $ 49.9
                              ======        ======        ======         =======        ======         ======

                                    YEAR-END
                               IDENTIFIABLE ASSETS
                            -------------------------

                            JANUARY 31,   JANUARY 31,
                               1997          1996
                            -----------   -----------
North America.............   $  988.9       $552.8
Europe(2).................      164.7         77.5
                             --------       ------
  Totals..................    1,153.6        630.3
General corporate(3)......       29.5          3.6
Interest expense..........         --           --
                             --------       ------
Consolidated totals.......   $1,183.1       $633.9
                             ========       ======

---------------
(1) Sales were made to three major automotive customers each in amounts exceeding 10 percent of total sales. Sales to one of these customers totaled $185.3 million in fiscal 1996, $197.6 million in fiscal 1995

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(14) INFORMATION BY GEOGRAPHIC AREA -- (CONTINUED) and $180.3 million in fiscal 1994. Sales to another customer totaled $182.5 million in fiscal 1996, $161.0 million for fiscal 1995 and $130.5 million for fiscal 1994. Sales to a third major customer totaled $205.4 million in fiscal 1996, $129.1 million for fiscal 1995 and $122.5 million for fiscal 1994.

(2) Europe includes subsidiaries in Italy, Spain and the Czech Republic.

(3) General corporate assets are unamortized debt issuance costs.

(15) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following represents the Company's quarterly results (millions of dollars, except share amounts):

                                                                    QUARTERS ENDED
                          ---------------------------------------------------------------------------------------------------
                          JANUARY 31,   OCTOBER 31,   JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,   JULY 31,   APRIL 30,
                             1997          1996         1996       1996         1996          1995         1995       1995
                          -----------   -----------   --------   ---------   -----------   -----------   --------   ---------
Net Sales...............    $222.3        $234.4       $165.3     $156.2       $142.1        $157.9       $151.4     $159.7
Gross profit............      33.5          35.9         11.0       22.6         22.9          25.2         23.0       26.6
Net income (loss).......     (66.8)          4.7        (16.9)       6.1          4.9           8.0          7.2        8.3
Net income (loss) per
  share.................    $(2.98)       $ 0.21       $(0.54)    $ 0.17       $ 0.14        $ 0.23       $ 0.20     $ 0.24

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

     The following condensed consolidating financial information presents:

          (1) Condensed consolidating financial statements as of January 31, 1997 and 1996 and for the twelve month periods ended January 31, 1997, 1996 and 1995, of (a) Hayes Wheels International, Inc., the parent; (b) the guarantor subsidiaries; (c) the nonguarantor subsidiaries; and (d) the Company on a consolidated basis, and

          (2) Elimination entries necessary to consolidate Hayes Wheels International, Inc., the parent, with guarantor and nonguarantor subsidiaries.

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

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 1997

                                                     GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                         PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                         -------    ------------    ------------    ------------    ------------
Cash and cash equivalents..............  $  41.2       $ (0.6)         $  6.9         $    --         $   47.5
Receivables............................     51.0         62.9            31.3              --            145.2
Inventories............................     36.4         34.5            12.0              --             82.9
Prepaid expenses and other.............      3.3          3.5             7.4            (0.3)            13.9
                                         -------       ------          ------         -------         --------
  Total current assets.................    131.9        100.3            57.6            (0.3)           289.5
Property, plant and equipment..........    249.2        267.9           116.2              --            633.3
Accumulated depreciation...............    (49.1)       (67.1)          (30.7)             --           (146.9)
                                         -------       ------          ------         -------         --------
  Net property, plant and equipment....    200.1        200.8            85.5              --            486.4
Goodwill and other assets..............    345.8        323.9            12.6          (275.1)           407.2
                                         -------       ------          ------         -------         --------
  Total assets.........................  $ 677.8       $625.0          $155.7         $(275.4)        $1,183.1
                                         =======       ======          ======         =======         ========
Bank borrowings........................  $    --       $   --          $  5.6         $    --         $    5.6
Current portion of long-term debt......     17.4           --             6.5              --             23.9
Accounts payable and accrued
  liabilities..........................    105.2         97.7            42.2            (0.3)           244.8
                                         -------       ------          ------         -------         --------
  Total current liabilities............    122.6         97.7            54.3            (0.3)           274.3
Long-term debt, net of current
  portion..............................    658.3           --            28.0              --            686.3
Deferred income taxes..................    (31.1)        18.0            13.1              --               --
Minority interest......................       --          0.2              --             8.1              8.3
Pension and other long-term
  liabilities..........................    143.2        103.3            12.1            (3.3)           255.3
Parent loans...........................   (211.2)       208.0             3.2              --               --
                                         -------       ------          ------         -------         --------
  Total noncurrent liabilities.........    559.2        329.5            56.4             4.8            949.9
Common stock...........................      0.2           --              --              --              0.2
Additional paid-in capital.............     43.5        104.5            33.5          (137.9)            43.6
Retained earnings (accumulated
  deficit).............................    (44.5)        93.4             9.5          (140.6)           (82.2)
Cumulative translation adjustment......     (1.0)        (0.1)            2.0            (1.4)            (0.5)
Pension liability adjustment...........     (2.2)          --              --              --             (2.2)
                                         -------       ------          ------         -------         --------
  Total stockholders' equity
     (deficit).........................     (4.0)       197.8            45.0          (279.9)           (41.1)
                                         -------       ------          ------         -------         --------
  Total liabilities and stockholders'
     equity (deficit)..................  $ 677.8       $625.0          $155.7         $(275.4)        $1,183.1
                                         =======       ======          ======         =======         ========

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 1996

                                                     GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                         PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                         -------    ------------    ------------    ------------    ------------
Cash and cash equivalents..............  $   1.0       $  0.1          $  0.7         $    --         $    1.8
Receivables............................     50.4         35.6            23.6              --            109.6
Inventories............................     36.4         18.7             3.8              --             58.9
Prepaid expenses and other.............      3.4          3.9             2.8            (0.2)             9.9
                                         -------       ------          ------         -------         --------
  Total current assets.................     91.2         58.3            30.9            (0.2)           180.2
Property, plant and equipment..........    178.5        173.2            63.1              --            414.8
Accumulated depreciation...............    (37.2)       (53.1)          (20.1)             --           (110.4)
                                         -------       ------          ------         -------         --------
  Net property, plant and equipment....    141.3        120.1            43.0              --            304.4
Goodwill and other assets..............    169.6         76.3             5.0          (101.6)           149.3
                                         -------       ------          ------         -------         --------
  Total assets.........................  $ 402.1       $254.7          $ 78.9         $(101.8)        $  633.9
                                         =======       ======          ======         =======         ========
Bank borrowings........................  $    --       $   --          $  4.1         $    --         $    4.1
Current portion of long-term debt......       --           --             0.1              --              0.1
Accounts payable and accrued
  liabilities..........................     78.8         26.2            20.8            (0.3)           125.5
                                         -------       ------          ------         -------         --------
  Total current liabilities............     78.8         26.2            25.0            (0.3)           129.7
Long-term debt, net of current
  portion..............................    128.6           --             0.3              --            128.9
Deferred income taxes..................     18.4         18.0            11.7              --             48.1
Pension and other long-term
  liabilities..........................     76.7          0.1             9.2            (4.2)            81.8
Parent loans...........................   (115.4)       117.3            15.9           (17.8)              --
                                         -------       ------          ------         -------         --------
  Total noncurrent liabilities.........    108.3        135.4            37.1           (22.0)           258.8
Common stock...........................      0.4           --              --              --              0.4
Additional paid-in capital.............    198.3          6.5             1.9            (8.4)           198.3
Retained earnings (accumulated
  deficit).............................     20.7         86.6            12.5           (70.2)            49.6
Cumulative translation adjustment......     (1.8)          --             2.4            (0.9)            (0.3)
Pension liability adjustment...........     (2.6)          --              --              --             (2.6)
                                         -------       ------          ------         -------         --------
  Total stockholders' equity
     (deficit).........................    215.0         93.1            16.8           (79.5)           245.4
  Total liabilities and stockholders'
     equity (deficit)..................  $ 402.1       $254.7          $ 78.9         $(101.8)        $  633.9
                                         =======       ======          ======         =======         ========

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JANUARY 31, 1997

                                                      GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                          PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                          ------     ------------    ------------    ------------    ------------
Net sales.............................     $264.9       $424.9          $91.5           $(3.1)         $ 778.2
Cost of goods sold....................      239.8        363.5           75.0            (3.1)           675.2
                                          -------       ------          -----           -----          -------
  Gross profit........................       25.1         61.4           16.5              --            103.0
Marketing, general and
  administration......................        7.8         23.0            5.1              --             35.9
Engineering and product development...        2.7          3.3            1.2              --              7.2
Equity in loss of unconsolidated
  subsidiaries........................        2.5           --             --              --              2.5
Other income, net.....................       (0.7)        (0.4)          (3.4)             --             (4.5)
Nonrecurring charges..................      115.4           --             --              --            115.4
                                          -------       ------          -----           -----          -------
  Earnings (loss) from operations.....     (102.6)        35.5           13.6              --            (53.5)
Interest expense, net.................       21.7         25.7            1.1              --             48.5
Equity in earnings of consolidated
  subsidiaries........................       (7.2)          --             --             7.2               --
                                          -------       ------          -----           -----          -------
  Earnings (loss) before taxes on
     income, minority interest and
     extraordinary items..............     (117.1)         9.8           12.5            (7.2)          (102.0)
Income tax (benefit) provision........      (46.8)         4.5            5.6              --            (36.7)
                                          -------       ------          -----           -----          -------
  Earnings (loss) before minority
     interest and extraordinary
     items............................      (70.3)         5.3            6.9            (7.2)           (65.3)
Minority interest.....................         --           --             --             0.2              0.2
                                          -------       ------          -----           -----          -------
  Earnings (loss) before extraordinary
     items............................      (70.3)         5.3            6.9            (7.4)           (65.5)
Extraordinary items, net of tax.......        7.4           --             --              --              7.4
                                          -------       ------          -----           -----          -------
  Net income(loss)....................    $ (77.7)      $  5.3          $ 6.9           $(7.4)         $ (72.9)
                                          =======       ======          =====           =====          =======

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JANUARY 31, 1996

                                                      GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                           PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                           ------    ------------    ------------    ------------    ------------
Net sales..............................    $249.9       $280.5          $83.8           $(3.1)          $611.1
Cost of goods sold.....................     206.5        242.3           67.7            (3.1)           513.4
                                           ------       ------          -----           -----           ------
  Gross profit.........................      43.4         38.2           16.1              --             97.7
Marketing, general and
  administration.......................       8.7         15.2            5.8              --             29.7
Engineering and product development....       2.3          1.6            0.8              --              4.7
Other (income) expense, net............       6.8           --           (9.9)            1.6             (1.5)
Nonrecurring charges...................       3.6           --             --              --              3.6
                                           ------       ------          -----           -----           ------
  Earnings (loss) from operations......      22.0         21.4           19.4            (1.6)            61.2
Interest expense, net..................       1.3          7.7            6.0              --             15.0
Equity in earnings of consolidated
  subsidiaries.........................      (5.7)          --             --             5.7               --
                                           ------       ------          -----           -----           ------
  Earnings (loss) before taxes on
     income............................      26.4         13.7           13.4            (7.3)            46.2
Income tax provision...................       6.8          5.2            5.8              --             17.8
                                           ------       ------          -----           -----           ------
  Net income(loss).....................    $ 19.6       $  8.5          $ 7.6           $(7.3)          $ 28.4
                                           ======       ======          =====           =====           ======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JANUARY 31, 1995

                                                      GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                           PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                           ------    ------------    ------------    ------------    ------------
Net sales..............................    $201.9       $276.9          $62.7           $(3.9)          $537.6
Cost of goods sold.....................     171.6        225.0           48.7            (3.9)           441.4
                                           ------       ------          -----           -----           ------
  Gross profit.........................      30.3         51.9           14.0              --             96.2
Marketing, general and
  administration.......................       9.2         12.3            7.1              --             28.6
Engineering and product development....       1.9          1.4            1.8              --              5.1
Other (income) expense, net............       5.1         (0.1)          (5.8)             --             (0.8)
                                           ------       ------          -----           -----           ------
  Earnings (loss) from operations......      14.1         38.3           10.9              --             63.3
Interest expense, net..................       4.4          7.0            2.0              --             13.4
Equity in earnings of consolidated
  subsidiaries.........................      (2.7)          --             --             2.7               --
                                           ------       ------          -----           -----           ------
  Earnings (loss) before taxes on
     income............................      12.4         31.3            8.9            (2.7)            49.9
Income tax provision...................       2.6         11.8            5.6              --             20.0
                                           ------       ------          -----           -----           ------
  Net income(loss).....................    $  9.8       $ 19.5          $ 3.3           $(2.7)          $ 29.9
                                           ======       ======          =====           =====           ======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED JANUARY 31, 1997

                                                     GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                          ------    ------------    ------------    ------------    ------------
Cash flows provided from (used by)
  operating activities..................  $ 31.4       $ 31.2          $16.0           $(7.4)          $ 71.2
Cash flows from investing activities:
  Acquisition of property, plant and
     equipment..........................   (28.9)       (25.6)         (16.9)             --            (71.4)
  Other, net............................    (4.3)        12.1           (1.5)             --              6.3
                                          ------       ------          -----           -----           ------
     Cash used by investing
       activities.......................   (33.2)       (13.5)         (18.4)             --            (65.1)
Cash flows from financing activities:
  Increase (decrease) in foreign bank
     borrowings and loans...............      --           --           (4.1)             --             (4.1)
  Retirement of long term debt..........  (106.4)          --             --              --           (106.4)
  Retirement of acquired long term
     debt...............................      --       (137.7)            --              --           (137.7)
  Proceeds from issuance of
     long term debt.....................   673.5           --             --              --            673.5
  Common stock repurchase...............  (506.1)          --             --              --           (506.1)
  Proceeds from equity infusion, net of
     costs..............................   185.4           --             --              --            185.4
  Dividends paid to stockholders........    (0.5)          --             --              --             (0.5)
  Fees paid to issue long term debt.....   (35.0)          --             --              --            (35.0)
  Increase (decrease) in bank revolving
     loan and other domestic loans......   (29.5)          --             --              --            (29.5)
                                          ------       ------          -----           -----           ------
     Cash provided by financing
       activities.......................   181.4       (137.7)          (4.1)            0.0             39.6
Increase (decrease) in parent loans and
  advances..............................  (139.4)       119.3           12.7             7.4               --
Effect of exchange rates of cash and
  cash equivalents......................      --           --             --              --               --
     Net increase (decrease) in cash and
       cash equivalents.................    40.2         (0.7)           6.2              --             45.7
Cash and cash equivalents at beginning
  of period.............................     1.0          0.1            0.7              --              1.8
                                          ------       ------          -----           -----           ------
Cash and cash equivalents at end of
  period................................  $ 41.2       $ (0.6)         $ 6.9           $  --           $ 47.5
                                          ======       ======          =====           =====           ======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED JANUARY 31, 1996

                                                       GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------    ------------    ------------    ------------    ------------
Cash flows provided from (used by)
  operating activities..................    $24.0        $ 8.7           $22.0           $(9.8)          $44.9
Cash flows from investing activities:
  Acquisition of property, plant and
     equipment..........................    (23.5)       (15.1)           (4.8)             --           (43.4)
  Other, net............................    (10.0)         2.1            (1.1)             --            (9.0)
                                            -----        -----           -----           -----           -----
     Cash used by investing
       activities.......................    (33.5)       (13.0)           (5.9)             --           (52.4)
Cash flows from financing activities:
  Increase (decrease) in foreign bank
     borrowings and loans...............       --           --            (6.4)             --            (6.4)
  Dividends paid to stockholders........     (1.1)          --              --              --            (1.1)
  Increase (decrease) in bank revolving
     loan and other domestic loans......     17.7         (1.3)           (0.1)             --            16.3
                                            -----        -----           -----           -----           -----
     Cash provided by financing
       activities.......................     16.6         (1.3)           (6.5)             --             8.8
Increase (decrease) in parent loans and
  advances..............................     (6.2)         5.6            (9.2)            9.8              --
Effect of exchange rates of cash and
  cash equivalents......................       --           --              --              --              --
  Net increase (decrease) in cash and
     cash equivalents...................      0.9           --             0.4              --             1.3
Cash and cash equivalents at beginning
  of period.............................      0.1          0.1             0.3              --             0.5
                                            -----        -----           -----           -----           -----
Cash and cash equivalents at end of
  period................................    $ 1.0        $ 0.1           $ 0.7           $  --           $ 1.8
                                            =====        =====           =====           =====           =====

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED JANUARY 31, 1995

                                                       GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------    ------------    ------------    ------------    ------------
Cash flows provided from (used by)
  operating activities..................    $ 5.4        $21.0           $(1.3)          $(2.7)          $22.4
Cash flows from investing activities:
  Acquisition of property, plant and
     equipment..........................    (10.4)       (26.5)           (3.0)             --           (39.9)
     Other, net.........................     (0.2)        (0.5)           (0.3)             --            (1.0)
                                            -----        -----           -----           -----           -----
  Cash used by investing activities.....    (10.6)       (27.0)           (3.3)             --           (40.9)
Cash flows from financing activities:
  Increase (decrease) in foreign bank
     borrowings and loans...............       --           --             6.0              --             6.0
  Dividends paid to stockholders........     (1.1)          --              --              --            (1.1)
  Increase (decrease) in bank revolving
     loan and other domestic loans......     10.0         (1.3)           (0.1)             --             8.6
                                            -----        -----           -----           -----           -----
     Cash provided by financing
       activities.......................      8.9         (1.3)            5.9              --            13.5
Increase (decrease) in parent loans and
  advances..............................     (4.0)         3.7            (2.4)            2.7              --
Effect of exchange rates of cash and
  cash equivalents......................       --           --             0.2              --             0.2
     Net increase (decrease) in cash and
       cash equivalents.................     (0.3)        (3.6)           (0.9)             --            (4.8)
Cash and cash equivalents at beginning
  of period.............................      0.4          3.7             1.2              --             5.3
                                            -----        -----           -----           -----           -----
Cash and cash equivalents at end of
  period................................    $ 0.1        $ 0.1           $ 0.3           $  --           $ 0.5
                                            =====        =====           =====           =====           =====

(17) PENDING ACQUISITION

     On December 9, 1996, the Company announced that it had signed a Letter of Intent (the "Letter") with Lemmerz Holding GmbH ("Lemmerz") and each of the shareholders of Lemmerz, wherein the Company indicated its intent to acquire 76.63% of the total equity capital interest in Lemmerz (the "Acquisition"), with the right to acquire the remaining interest at a later date.

     Lemmerz is the leading full-line wheel supplier in Europe and manufactures steel and aluminum wheels for automobiles and light trucks, and steel wheels for heavy-duty trucks. If the Acquisition is completed, Lemmerz, or an entity formed for the purpose of receiving the Lemmerz shares in the Acquisition, would become a subsidiary of the Company.

     Consummation of the Acquisition is subject to various conditions, including
(i) the negotiation and execution of a definitive agreement and agreements with key management employees; (ii) receipt by Lemmerz, the Lemmerz shareholders and the Company of all required governmental and third-party approvals to the Acquisition, including, but not limited to, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any applicable German or other antitrust legislation; and (iii) the satisfactory completion of due diligence reviews of Lemmerz and the Company, by the Company and the Lemmerz shareholders, respectively.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                     ADDITIONS --
                                                       BALANCE AT     CHARGED TO                   BALANCE AT
                                                       BEGINNING      COSTS AND                      END OF
                    DESCRIPTION                         OF YEAR        EXPENSES      DEDUCTIONS       YEAR
                    -----------                        ----------    ------------    ----------    ----------
Year ended January 31, 1995
  Allowance for doubtful accounts..................       $0.1             --            --           $0.1
Year ended January 31, 1996
  Allowance for doubtful accounts..................        0.1             --            --           $0.1
Year ended January 31, 1997
  Allowance for doubtful accounts..................       $0.1           $2.1            --           $2.2

             RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Hayes Wheels International, Inc.

The consolidated financial statements of Hayes Wheels International, Inc. and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such include amounts based on judgements of management. Financial information elsewhere in this Report is consistent with that in the financial statements.

Management is further responsible for maintaining a system of internal accounting controls, designed to provide reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are carefully followed. From a stockholder's point of view, perhaps the most important feature in the system of control is that it is continually reviewed for its effectiveness, the careful selection and training of qualified personnel, and a program of internal audit. KPMG Peat Marwick LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of Hayes Wheels International, Inc. and its subsidiaries and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards which includes reviews of various aspects of the control system and makes test checks of compliance. The Independent Auditors' Report appears on the following page.

The Board of Directors, through the Audit Committee (which is comprised entirely of non-employee Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Committee selects the independent auditors annually in advance of the Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each to ensure that each is properly discharging its responsibilities.

It is management's conclusion that the system of internal accounting controls at January 31, 1997 provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, KPMG Peat Marwick LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.

                                  /s/ R. Cucuz
                     President and Chief Executive Officer


                                /s/ W.D. Shovers
                            Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Hayes Wheels International, Inc.:

Under date of February 25, 1997, we reported on the consolidated balance sheets of Hayes Wheels International, Inc. and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 1997, which are included in the annual report on Form 10-K of Hayes Wheels International, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Detroit, Michigan
February 25, 1997

                                EXHIBIT INDEX



 2.2 Amendment No. 1 to Stockholders' Agreement, dated as of April 8, 1997, among the Company, Joseph Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and TSG Capital Fund II, L.P.
10.23 First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
12       Computation of Ratios.
22.1     Subsidiaries of the Company.
23       Consent of KPMG Peat Marwick LLP.
24       Powers of Attorney.
27       Financial Data Schedule.