Form 10-Q
period 1997-04-30
HAYES WHEELS INTERNATIONAL INC
filed 1997-06-13
CIK 893670

________________________________________________________________________________


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
       1934

       For the quarterly period ended APRIL 30, 1997

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For  the transition period from ___________________ to __________________

                        Commission file number: 1-11592

                        HAYES WHEELS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                       DELAWARE                                             13-3384636
(State or other Jurisdiction of Incorporation or Organization)  (IRS Employer Identification No.)


                            38481 HURON RIVER DRIVE,
                            ROMULUS, MICHIGAN  48174
               (Address of Principal Executive Offices)(Zip Code)


Registrant's telephone number, including area code:  (313) 941-2000




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF JUNE 10, 1997 WAS 22,390,518 SHARES.

________________________________________________________________________________

                       This report consists of 16 pages.

                        HAYES WHEELS INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION:                                                                             PAGE
  Item 1. Financial Statements

          Consolidated Statements of Operations .........................................................     3

          Consolidated Balance Sheets ...................................................................     4

          Consolidated Statements of Cash Flows .........................................................     5

          Notes to Consolidated Financial Statements ....................................................     6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .........    14


PART II  OTHER INFORMATION:

  Item 1. Legal Proceedings .............................................................................    15

  Item 2. Changes in Registered Securities ..............................................................    15

  Item 3. Defaults upon Senior Securities ...............................................................    15

  Item 4. Submission of Matters to a Vote of Security Holders ...........................................    16

  Item 5. Other Information .............................................................................    15

  Item 6. (a)Exhibits ...................................................................................    15

  Item 6. (b)Reports on Form 8-K ........................................................................    15



SIGNATURES ..............................................................................................    16



UNLESS OTHERWISE INDICATED REFERENCES TO THE "COMPANY" MEAN HAYES WHEELS INTERNATIONAL, INC. AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY'S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 1997 MEANS THE PERIOD BEGINNING FEBRUARY 1, 1997, AND ENDING JANUARY 31, 1998).

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBLITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY'S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY'S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL);
(4) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY'S FINANCIAL STRUCTURE AND THE COMPANY'S COST OF CAPITAL AND BORROWED MONEY; AND (5) THE UNCERTAINITIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              Three Months Ended
                                                                   April 30,
                                                                 1997     1996
                                                                 ----     ----
Net sales ...................................................  $ 250.2  $ 156.2
Cost of goods sold ..........................................    212.2    133.6
                                                               -------  -------
     Gross profit ...........................................     38.0     22.6

Marketing, general and administration .......................      8.9      6.7
Engineering and product development .........................      2.3      1.8
Amortization of intangibles .................................      2.3      1.1
Other income, net                                                 (0.7)    (0.5)
                                                               -------  -------
     Earnings from operations ...............................     25.2     13.5

Interest expense, net .......................................     18.4      3.6
                                                               -------  -------
     Earnings before taxes on income and minority interest ..      6.8      9.9
Income tax provision ........................................      2.9      3.8
                                                               -------  -------
     Earnings before minority interest ......................      3.9      6.1
Minority interest ...........................................      0.1       --
                                                               -------  -------
     Net income .............................................  $   3.8  $   6.1
                                                               =======  =======

Per share income:
Net income ..................................................  $  0.17  $  0.17
                                                               =======  =======

 Weighted average shares outstanding (in thousands) .........   22,390   35,148
                                                               =======  =======

 Dividends declared per share ...............................  $   ---  $ 0.008
                                                               =======  =======




          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (MILLIONS OF DOLLARS)

                                  (UNAUDITED)

                                                                           April 30,  Jan. 31,
                                                                             1997       1997
                                                                             ----       ----
                                 ASSETS
                                 ------
Current assets:
      Cash and cash equivalents .........................................   $   24.8  $   47.5
      Receivables (less allowance of $2.2 million at April 30, 1997
       and January 31, 1997) ............................................      152.6     145.2
      Inventories .......................................................       87.3      82.9
      Prepaid expenses and other ........................................        8.1      13.9
                                                                            --------   -------
             Total current assets .......................................      272.8     289.5
Property, plant and equipment:
      Land ..............................................................       20.7      20.1
      Buildings .........................................................      103.2      98.0
      Machinery and equipment ...........................................      518.0     515.2
                                                                            --------   -------
                                                                               641.9     633.3
      Accumulated depreciation ..........................................     (155.3)   (146.9)
                                                                            --------   -------
             Net property, plant and equipment ..........................      486.6     486.4
Goodwill and other assets ...............................................      394.0     407.2
                                                                            --------   -------
      Total assets ......................................................   $1,153.4  $1,183.1
                                                                            ========  ========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------
Current liabilities:
      Bank borrowings ...................................................   $    6.4  $    5.6
      Current portion of long-term debt .................................       23.6      23.9
      Accounts payable and accrued liabilities ..........................      221.3     244.8
                                                                            --------  --------
             Total current liabilities ..................................      251.3     274.3
Noncurrent liabilities:
      Long-term debt ....................................................      681.6     686.3
      Deferred income taxes .............................................         --        --
      Pension and other long-term liabilities ...........................      252.2     255.3
      Minority interest .................................................        8.4       8.3
                                                                            --------  --------
             Total noncurrent liabilities ...............................      942.2     949.9
Commitments and contingencies (Note 4)
Stockholders' equity (deficit):
      Preferred stock, 25,000,000 shares authorized, none issued ........         --        --
      Common stock, par value $0.01 per share:
        Voting - authorized 99,000,000; and outstanding, 22,231,492 .....        0.2       0.2
        Nonvoting - authorized 1,000,000; and outstanding, 159,026 ......         --        --
      Additional paid in capital ........................................       43.6      43.6
      Accumulated deficit ...............................................      (78.3)    (82.2)
      Foreign currency translation adjustment ...........................       (3.4)     (0.5)
      Pension liability adjustment ......................................       (2.2)     (2.2)
                                                                            --------  --------
             Total stockholders' equity (deficit) .......................      (40.1)    (41.1)
                                                                            --------  --------
      Total liabilities and stockholders' equity (deficit) ..............   $1,153.4  $1,183.1
                                                                            ========  ========


          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                                        For the Three months ended
                                                                                April 30,
                                                                              1997     1996
                                                                              ----     ----
Cash flows from operating activities:
 Net income ...........................................................     $   3.8  $  6.1
 Adjustments to reconcile net income to net cash provided by (used for)
  operating activities:
   Depreciation and tooling amortization ..............................        12.3     7.3
   Amortization of intangibles ........................................         3.8     1.5
   Increase in deferred taxes .........................................          --     0.9
   Changes in operating assets and liabilities:
    Increase in receivables ...........................................       (14.2)   (3.8)
    (Increase) decrease in inventories ................................        (8.3)    5.4
    Decrease in prepaid expenses and other ............................         5.2     1.1
    Decrease in accounts payable and accrued liabilities ..............        (5.0)  (11.1)
    Decrease in other long-term liabilities ...........................        (2.1)   (1.9)
                                                                            -------  ------
       Cash provided by (used for) operating activities ...............        (4.5)    5.5

Cash flows from investing activities:
   Acquisition of property, plant and equipment .......................       (16.7)  (23.4)
   Other, net.... .....................................................        (0.2)   (3.5)
                                                                            -------  ------
       Cash used for investing activities .............................       (16.9)  (26.9)

Cash flows from financing activities:
   Increase (decrease) in short-term bank borrowings and loans ........         1.3    (2.9)
   Dividend paid to stockholders ......................................          --    (0.3)
   Increase (decrease) in bank revolving loan & other domestic loans ..        (3.0)   23.6
                                                                            -------  ------
       Cash provided by (used for) financing activities ...............        (1.7)   20.4
Effect of exchange rate changes on cash and cash equivalents ..........         0.4      --
                                                                            -------  ------
       Decrease in cash and cash equivalents ..........................       (22.7)   (1.0)
Cash and cash equivalents at beginning of year ........................        47.5     1.8
                                                                            -------  ------
Cash and cash equivalents at end of period ............................     $  24.8  $  0.8
                                                                            =======  ======


Supplemental data:
   Cash paid for interest .............................................     $  11.8  $  1.2
   Cash paid for income taxes .........................................     $   0.1  $  0.1



          See accompanying notes to consolidated financial statements.

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 1997, and January 31, 1997, and the results of its operations and cash flows for the three months ended April 30, 1997 and 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2)  INVENTORIES

     The major classes of inventory are as follows:

                               APRIL 30,        JAN. 31,
                                 1997             1997
                                 ----             ----
Raw materials                   $28.6            $32.0
Work-in-process                  25.3             21.1
Finished goods                   33.4             29.8
                                -----            -----
Total                           $87.3            $82.9
                                =====            =====

(3)  COMMITMENTS AND CONTINGENCIES

     At April 30, 1997, management believes that the Company was in compliance with its various financial covenants. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending April 30, 1998.

     The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

(4)  GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

     The following condensed consolidating financial information presents:

     (1) Condensed consolidating financial statements as of April 30, 1997 and January 31, 1997 and for the three month periods ended April 30, 1997 and 1996, of (a) Hayes Wheels International, Inc., the parent;
          (b) the guarantor subsidiaries; (c) the nonguarantor subsidiaries; and (d) the Company on a consolidated basis, and

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

                Condensed Consolidating Statements of Operations
                      For the Quarter Ended April 30, 1997

                                                                   Guarantor      Nonguarantor                     Consolidated
                                                    Parent        Subsidaries      Subsidaries     Eliminations        Total
                                                   -------        -----------     ------------     ------------    ------------
Net sales                                            76.8           140.5             33.4             (0.5)           250.2
Cost of goods sold                                   67.0           118.1             27.6             (0.5)           212.2
                                                   ------         -------           ------           ------          -------
     Gross profit                                     9.8            22.4              5.8                -             38.0

Marketing, general and administration                 2.0             5.1              1.8                -              8.9
Engineering  and product development                  0.6             1.4              0.3                -              2.3
Amortization of intangibles                           0.3             2.0                -                -              2.3
Other income, net                                       -               -             (0.7)               -             (0.7)
                                                   ------         -------           ------           ------          -------
     Earnings (loss) from operations                  6.9            13.9              4.4                -             25.2

Interest expense, net                                 7.5            10.0              0.9                -             18.4
Equity in earnings of consolidated subsidiaries      (2.6)              -                -              2.6                -
                                                   ------         -------           ------           ------          -------
     Earnings (loss) before taxes on income,          2.0             3.9              3.5             (2.6)             6.8
         and  minority interest
Income tax (benefit) provision                       (0.6)            2.0              1.5                -              2.9
                                                   ------         -------           ------           ------          -------
     Earnings (loss) before minority interest         2.6             1.9              2.0             (2.6)             3.9
Minority interest                                       -               -                -              0.1              0.1
                                                   ------         -------           ------           ------          -------
     Net income(loss)                                 2.6             1.9              2.0             (2.7)             3.8
                                                   ======         =======           ======           ======          =======


                      For the Quarter Ended April 30, 1996

                                                                  Guarantor      Nonguarantor                      Consolidated
                                                   Parent        Subsidaries      Subsidaries     Eliminations         Total
                                                   ------        -----------     ------------     ------------     ------------
Net sales                                            66.5            70.2             20.5             (1.0)           156.2
Cost of goods sold                                   59.2            58.9             16.5             (1.0)           133.6
                                                   ------          ------           ------           ------          -------
     Gross profit                                     7.3            11.3              4.0                -             22.6

Marketing, general and administration                 2.3             3.3              1.1                -              6.7
Engineering  and product development                  1.1             0.4              0.3                -              1.8
Amortization of intangibles                           0.5             0.6                -                -              1.1
Other income, net                                     0.1               -             (0.6)               -             (0.5)
                                                   ------          ------           ------           ------          -------
     Earnings (loss) from operations                  3.3             7.0              3.2                -             13.5

Interest expense, net                                 1.5             2.0              0.1                -              3.6
Equity in earnings of consolidated  subsidiaries     (1.7)              -                -              1.7                -
                                                   ------          ------           ------           ------          -------
     Earnings (loss) before taxes on income           3.5             5.0              3.1             (1.7)             9.9
Income tax provision                                  0.6             1.8              1.4                -              3.8
                                                   ------          ------           ------           ------          -------
     Net income(loss)                                 2.9             3.2              1.7             (1.7)             6.1
                                                   ======          ======           ======           ======          =======

                     Condensed Consolidating Balance Sheet
                              As of April 30, 1997

                                                                Guarantor       Nonguarantor                       Consolidated
                                              Parent           Subsidaries       Subsidaries      Eliminations         Total
                                            ----------        -------------     -------------     ------------     ------------
Cash and cash equivalents                        27.8              (8.2)             5.2                 -             24.8
Receivables                                      57.1              62.5             33.0                 -            152.6
Inventories                                      36.8              39.4             11.1                 -             87.3
Prepaid expenses and other                        2.1               4.0              2.2              (0.2)             8.1
                                            ---------          --------         --------         ---------         --------
Total current assets                            123.8              97.7             51.5              (0.2)           272.8


Property, plant and equipment                   230.4             294.4            117.1                 -            641.9
Accumulated depreciation                        (51.8)            (71.5)           (32.0)                -           (155.3)
                                            ---------          --------         --------         ---------         --------
Net property, plant and equipment               178.6             222.9             85.1                              486.6

Goodwill and other assets                       336.9             319.0             11.3            (273.2)           394.0
                                            ---------          --------         --------         ---------         --------

Total assets                                    639.3             639.6            147.9            (273.4)         1,153.4
                                            =========          ========         ========         =========         ========

Bank borrowings                                     -                 -              6.4                 -              6.4
Current portion of long-term debt                17.5                 -              6.1                 -             23.6
Accounts payable and accrued liabilities         89.0              94.4             38.1              (0.2)           221.3
                                            ---------          --------         --------         ---------         --------
Total current liabilities                       106.5              94.4             50.6              (0.2)           251.3

Long-term debt                                  655.2                 -             26.4                 -            681.6
Deferred income taxes                           (30.2)             17.9             12.3                 -             (0.0)
Minority interest                                   -               0.2                -               8.2              8.4
Pension and other long-term liabilities         143.7             100.8             12.8              (5.1)           252.2
Parent loans                                   (230.5)            226.5              4.0                 -                -
                                            ---------          --------         --------         ---------         --------
Total noncurrent liabilities                    538.2             345.4             55.5               3.1            942.2

Common stock                                      0.2                 -                -                 -              0.2
Additional paid-in capital                       43.5             104.5             33.5            (137.9)            43.6
Retained earnings (accumulated deficit)         (42.0)             95.4              9.7            (141.4)           (78.3)
Cumulative translation adjustment                (4.9)             (0.1)            (1.4)              3.0             (3.4)
Pension liability adjustment                     (2.2)                -                -                 -             (2.2)
                                            ---------          --------         --------         ---------         --------
Total stockholders' equity (deficit)             (5.4)            199.8             41.8            (276.3)           (40.1)

Total liabilities and stockholders'
  equity (deficit)                              639.3             639.6            147.9            (273.4)         1,153.4
                                            =========          ========         ========         =========         ========

                     Condensed Consolidating Balance Sheet
                             As of January 31, 1997

                                                               Guarantor        Nonguarantor                       Consolidated
                                              Parent          Subsidaries        Subsidaries      Eliminations         Total
                                              ------          -----------       ------------      ------------     ------------
Cash and cash equivalents                        41.2              (0.6)             6.9                 -             47.5
Receivables                                      51.0              62.9             31.3                 -            145.2
Inventories                                      36.4              34.5             12.0                 -             82.9
Prepaid expenses and other                        3.3               3.5              7.4              (0.3)            13.9
                                             --------          --------          -------          --------        ---------
Total current assets                            131.9             100.3             57.6              (0.3)           289.5

Property, plant and equipment                   249.2             267.9            116.2                 -            633.3
Accumulated depreciation                        (49.1)            (67.1)           (30.7)                -           (146.9)
                                             --------          --------          -------          --------        ---------
Net property, plant and equipment               200.1             200.8             85.5                 -            486.4

Goodwill and other assets                       345.8             323.9             12.6            (275.1)           407.2
                                             --------          --------          -------          --------        ---------

Total assets                                    677.8             625.0            155.7            (275.4)         1,183.1
                                             ========          ========          =======          ========        =========


Bank borrowings                                     -                 -              5.6                 -              5.6
Current portion of long-term debt                17.4                 -              6.5                 -             23.9
Accounts payable and accrued liabilites         105.2              97.7             42.2              (0.3)           244.8
                                             --------          --------          -------          --------        ---------
Total current liabilities                       122.6              97.7             54.3              (0.3)           274.3

Long-term debt                                  658.3                 -             28.0                 -            686.3
Deferred income taxes                           (31.1)             18.0             13.1                 -                -
Minority interest                                   -               0.2                -               8.1              8.3
Pension and other long-term liabilities         143.2             103.3             12.1              (3.3)           255.3
Parent loans                                   (211.2)            208.0              3.2                 -              0.0
                                             --------          --------          -------          --------        ---------
Total noncurrent liabilities                    559.2             329.5             56.4               4.8            949.9

Common stock                                      0.2                 -                -                 -              0.2
Additional paid-in capital                       43.5             104.5             33.5            (137.9)            43.6
Retained earnings (accumulated deficit)         (44.5)             93.4              9.5            (140.6)           (82.2)
Cumulative translation adjustment                (1.0)             (0.1)             2.0              (1.4)            (0.5)
Pension liability adjustment                     (2.2)                -                -                               (2.2)
                                             --------          --------          -------          --------        ---------
Total stockholders' equity (deficit)             (4.0)            197.8             45.0            (279.9)           (41.1)

Total liabilities and stockholders'
  equity (deficit)                              677.8             625.0            155.7            (275.4)         1,183.1
                                             ========          ========          =======          ========        =========

Condensed Consolidating Statements of Cash Flows
For the Quarter Ended April 30, 1997

                                                                                   Guarantor       Nonguarantor
                                                                   Parent         Subsidaries       Subsidaries     Eliminations
                                                                   ------         -----------      -------------    ------------
Cash flows provided from (used by)
  operating activities                                                0.2              (1.6)            (0.7)            (2.4)

Cash flows from investing activities:
  Acquisition of property, plant and equipment                       (3.0)             (4.7)            (9.0)               -
  Other, net                                                         (7.6)              5.0              2.4                -
                                                                  -------           -------          -------           ------
       Cash used by investing activities                            (10.6)              0.3             (6.6)               -

Cash flows from financing activities:
  Increase (decrease) in foreign bank borrowings and loan               -                 -              1.3                -
  Increase (decrease) in bank revolving loan and other
       domestic loans                                                (3.0)                -                -                -
                                                                  -------           -------          -------           ------
       Cash provided by financing activities                         (3.0)                -              1.3                -

Increase (decrease) in parent loans and advances                    (20.0)             18.5             (0.9)             2.4
Effect of exchange rates of cash and cash equivalents                                                    0.4
       Net increase (decrease) in cash and cash equivalents         (33.4)             17.2             (6.5)               -
Cash and cash equivalents at beginning of period                     41.2              (0.6)             6.9                -
                                                                  -------           -------          -------           ------
Cash and cash equivalents at end of period                            7.8              16.6              0.4                -
                                                                  =======           =======          =======           ======
                                                                        Consolidated
                                                                            Total
                                                                        ------------
Cash flows provided from (used by)
  operating activities                                                      (4.5)

Cash flows from investing activities:
  Acquisition of property, plant and equipment                             (16.7)
  Other, net                                                                (0.2)
                                                                          ------
       Cash used by investing activities                                   (16.9)

Cash flows from financing activities:
  Increase (decrease) in foreign bank borrowings and loan                    1.3
  Increase (decrease) in bank revolving loan and other
       domestic loans                                                          -
                                                                          ------
       Cash provided by financing activities                                 1.3

Increase (decrease) in parent loans and advances                               -
Effect of exchange rates of cash and cash equivalents                        0.4
       Net increase (decrease) in cash and cash equivalents                (22.7)
Cash and cash equivalents at beginning of period                            47.5
                                                                          ------
Cash and cash equivalents at end of period                                  24.8
                                                                          ======


                      For the Quarter Ended April 30, 1996

                                                                                   Guarantor       Nonguarantor
                                                                   Parent         Subsidaries       Subsidaries     Eliminations
                                                                  --------        -----------      ------------     ------------
Cash flows provided from (used by)
  operating activities                                                0.2               3.5              3.5             (1.7)

Cash flows from investing activities:
  Acquisition of property, plant and equipment                      (20.4)             (1.7)            (1.3)               -
  Other, net                                                         (3.7)              0.2                -                -
                                                                  -------           -------          -------          -------
       Cash used by investing activities                            (24.1)             (1.5)            (1.3)               -

Cash flows from financing activities:
  Increase (decrease) in foreign bank borrowings and loans              -                 -             (2.9)               -
  Dividends paid to stockholders                                     (0.3)                -                -                -
  Increase (decrease) in bank revolving loan and other
       domestic loans                                                23.6                 -                -                -
                                                                  -------           -------          -------          -------
       Cash provided by financing activities                         23.3                 -             (2.9)               -

Increase (decrease) in parent loans and advances                     (0.1)             (2.0)             0.4              1.7
Effect of exchange rates of cash and cash equivalents
       Net increase (decrease) in cash and cash equivalents          (0.7)                -             (0.3)               -
Cash and cash equivalents at beginning of period                      1.0               0.1              0.7                -
                                                                  -------           -------          -------          -------
Cash and cash equivalents at end of period                            0.3               0.1              0.4                -
                                                                  =======           =======          =======          =======

                                                                      Consolidated
                                                                          Total
                                                                      ------------
Cash flows provided from (used by)
  operating activities                                                      5.5

Cash flows from investing activities:
  Acquisition of property, plant and equipment                            (23.4)
  Other, net                                                               (3.5)
                                                                        -------
       Cash used by investing activities                                  (26.9)

Cash flows from financing activities:
  Increase (decrease) in foreign bank borrowings and loans                 (2.9)
  Dividends paid to stockholders                                           (0.3)
  Increase (decrease) in bank revolving loan and other
       domestic loans                                                      23.6
                                                                        -------
       Cash provided by financing activities                               20.4

Increase (decrease) in parent loans and advances                            0.0
Effect of exchange rates of cash and cash equivalents
       Net increase (decrease) in cash and cash equivalents                (1.0)
Cash and cash equivalents at beginning of period                            1.8
                                                                        -------
Cash and cash equivalents at end of period                                  0.8
                                                                        =======

               HAYES WHEELS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                  (UNAUDITED)

                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(5)  SUBSEQUENT EVENTS

     On June 6, 1997, the Company, Cromodora, Wheels S.p.A., Lemmerz Holding GmbH ("Lemmerz") and the shareholders of Lemmerz entered into a definitive acquisition agreement, pursuant to which the Company will purchase the capital stock of Lemmerz for (i) $200 million in cash and (ii) convertible preferred stock of the Company, which following shareholder approval, will automatically convert into 5 million shares of the Company's common stock.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1996

     The Company's net sales for the first quarter of fiscal 1997 increased by $94.0 million or 60% compared to the first quarter of fiscal 1996. This increase was attributable to the additional sales contributed by Motor Wheel which was acquired effective July 2, 1996, and increased volume in both the North American and European Aluminum Wheel groups.

     The Company's gross profit for the first quarter of fiscal 1997 increased to $38.0 million or 15.2% of net sales compared to $22.6 million or 14.5% of net sales for the first quarter of fiscal 1996. The increase in margin percentage is attributable to increased volume and strong productivity at the Company's North American and European aluminum wheel facilities.

     Marketing, general and administrative expenses were $2.2 million higher for the first quarter of fiscal 1997 as compared with the first quarter of fiscal 1996. However, these costs have decreased from 4.3% of net sales for the first quarter of fiscal 1996 to 3.6% of net sales for the current period due to synergies being recognized as a result of the consolidation of the Hayes Wheels and Motor Wheel headquarters.

     Amortization of intangibles increased by $1.2 million as compared with the first quarter of fiscal 1996. This increase is due to increased goodwill recognized as a result of the acquisition of Motor Wheel.

     Interest expense was $18.4 million for the first quarter of fiscal 1997, an increase of $14.8 million over the same period for fiscal 1996. This increase was caused by increased debt as a result of the acquisition of Motor Wheel.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company used $4.5 million in cash for operating activities during the first quarter of fiscal 1997; a reduction of $10.0 million from the same period in fiscal 1996. This increased use of cash was caused by lower net income attributable to increased interest expense and an increased use of working capital due to additional facilities obtained with the acquisition of Motor Wheel.

     Capital expenditures for the quarter were $16.7 million. These expenditures were primarily for additional machinery and equipment increasing production capacity at our North American and European facilities to meet future customer requirements for fabricated aluminum and FFC wheels. The Company anticipates that total capital expenditures for fiscal 1997 will be approximately $77.0 million.

     The Company is party to a credit agreement dated June 27, 1996 ("the Credit Agreement") with Canadian Imperial Bank of Canada of Commerce ("CIBC"), and Merrill Lynch Capital Corporation (together the "Managing Agents"). Pursuant to the Credit Agreement, among other things, the Managing Agents have committed to lend to the Company $423.5 million in the form of a senior secured term loan facility, such aggregate amount being allocated among (i) a Tranche A Term Loan facility in an aggregate principal amount of up to $198.5 million,
(ii) a Tranche B Term Loan facility in an aggregate principal amount of up to $125 million and (iii) a Tranche C Term Loan facility in an aggregate principal amount of up to $100 million (collectively, the "Facilities"), and up to $220 million in the form of a senior secured revolving credit facility (the "Revolving Facility", and together with the Facilities, the "Loans"). The Facilities are guaranteed by the Company and all of its existing and future domestic subsidiaries. The Facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future domestic subsidiaries and 65% of the shares of certain of the Company's existing and future foreign subsidiaries. As of April 30, 1997, there was $420.4 million outstanding under these Facilities and $220 million available under the Revolving Facility.

     At April 30, 1997, management believes that the Company was in compliance with its various financial covenants. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending April 30, 1998.

PART II  OTHER INFORMATION:


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Registered Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         27    Financial Data Schedule

(b)  Reports of Form 8-K

The Company filed a Current Report on Form 8-K dated June 6, 1997 with respect to the Purchase Agreement dated as of June 6, 1997, by and between Hayes Wheels International, Inc., Cromodora, Wheels S.p.A., Lemmerz Holding GmbH and the shareholders of Lemmerz Holding GmbH.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HAYES WHEELS INTERNATIONAL, INC.




June 13, 1997                       By: /s/ William D. Shovers
                                        ----------------------------------------
                                        William D. Shovers
                                         Vice President--Chief Financial Officer
                                          and Principal Accounting Officer

                                EXHIBIT INDEX


                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                  DESCRIPTION                                  PAGE
 -------                 -----------                              ------------
27    --       Financial Data Schedule