Form 10-K405/A
period 1997-01-31
HAYES WHEELS INTERNATIONAL INC
filed 1997-06-30
CIK 893670

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)


[X] REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1997


OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO

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


                     COMMON STOCK, PAR VALUE $.01 PER SHARE


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES [X]     NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]


THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 29, 1997 WAS APPROXIMATELY $149 MILLION.



THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 30, 1997 WAS 22,390,518 SHARES.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE.
================================================================================

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 31, 1997, as follows:


     Item 14 of the report is amended by adding the following exhibits to Section (a) 3 of Item 14:


        1. Exhibit 28A: Annual Report on Form 11-K with respect to the Registrant's Savings Plan for Represented Employees for the year ended December 31, 1996.



        2. Exhibit 28B: Annual Report on Form 11-K with respect to the Registrant's Retirement Savings Plan for the year ended December 31, 1996.



        3. Exhibit 28C: Annual Report on Form 11-K with respect to the Registrant's Employee Savings Plan for the year ended December 31, 1996.


     As so amended, Item 14 reads as follows in its entirety:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

(a) 1. Financial Statements

      The following documents are filed as part of this report:

      (1) Independent Auditors' Report

      (2) Consolidated Statements of Operations, for the years ended January 31, 1997, 1996 and 1995


      (3) Consolidated Balance Sheets at January 31, 1997 and 1996


      (4) Consolidated Statements of Changes in Stockholders' Equity (Deficit), for the years ended January 31, 1997, 1996 and 1995


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
(J)  28A      Annual Report on Form 11-K with respect to the Registrant's
              Savings Plan for Represented Employees for the year ended
              December 31, 1996.
(J)  28B      Annual Report on Form 11-K with respect to the Registrant's
              Retirement Savings Plan for the year ended December 31,
              1996.

(J)  28C      Annual Report on Form 11-K with respect to the Registrant's
              Employee Savings Plan for the year ended December 31, 1996.

-------------------------

LEGEND FOR EXHIBITS


(A) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1996, filed with the SEC.


(B) Incorporated by reference from the Company's Registration Statement No. 33-53780 on Form S-1, filed with the SEC on October 27, 1992, as amended.

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

(G) Incorporated by reference from the Company's Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(H) Incorporated by reference from the Company's Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.


(I) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997, filed with the SEC.



(J)  Filed herewith.


 *   Denotes a compensatory plan, contract or arrangement.

(b) Reports on Form 8-K


     The Registrant filed no Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended January 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of June 1997.


                                          HAYES WHEELS INTERNATIONAL, INC.


                                          By: /s/ WILLIAM D. SHOVERS
                                            ------------------------------------
                                            William D. Shovers
                                            Vice President--Finance


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


                SIGNATURE                                        TITLE                           DATE
                ---------                                        -----                           ----

/s/ RANKO CUCUZ*                                 Chairman of the Board of Directors;         June 30, 1997
------------------------------------------       President and Chief Executive
Ranko Cucuz                                      Officer;
                                                 Director

/s/ WILLIAM D. SHOVERS                           Chief Financial Officer;                    June 30, 1997
------------------------------------------       Principal Accounting Officer
William D. Shovers

/s/ CLEVELAND A. CHRISTOPHE*                     Director                                    June 30, 1997
------------------------------------------
Cleveland A. Christophe

/s/ TIMOTHY J. CLARK*                            Director                                    June 30, 1997
------------------------------------------
Timothy J. Clark

/s/ ANDREW R. HEYER*                             Director                                    June 30, 1997
------------------------------------------
Andrew R. Heyer

/s/ PETER A. JOSEPH*                             Director                                    June 30, 1997
------------------------------------------
Peter A. Joseph

/s/ PAUL S. LEVY*                                Director                                    June 30, 1997
------------------------------------------
Paul S. Levy

/s/ JOHN S. RODEWIG*                             Director                                    June 30, 1997
------------------------------------------
John S. Rodewig

/s/ DAVID YING*                                  Director                                    June 30, 1997
------------------------------------------
David Ying

*By /s/ PATRICK B. CAREY
------------------------------------
     Patrick B. Carey
     Attorney-in-fact

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                  TITLE                              PAGE
-------                                 -----                              ----
  28A        Annual Report on Form 11-K with respect to the Registrant's
             Savings Plan for Represented Employees for the year ended
             December 31, 1996
  28B        Annual Report on Form 11-K with respect to the Registrant's
             Retirement Savings Plan for the year ended December 31, 1996
  28C        Annual Report on Form 11-K with respect to the Registrant's
             Employee Savings Plan for the year ended December 31, 1996