Form 10-Q
period 1997-10-31
HAYES LEMMERZ INTERNATIONAL INC
filed 1997-12-12
CIK 893670

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                        COMMISSION FILE NUMBER: 1-11592

                       HAYES LEMMERZ INTERNATIONAL, INC.
              (FORMERLY KNOWN AS HAYES WHEELS INTERNATIONAL, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   13-3384636
                       (IRS EMPLOYER IDENTIFICATION NO.)

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

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF DECEMBER 12, 1997 WAS 30,108,145 SHARES.

================================================================================

                       HAYES LEMMERZ INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I. FINANCIAL INFORMATION:
  Item 1.    Financial Statements
             Consolidated Statements of Operations.......................      3
             Consolidated Balance Sheets.................................      4
             Consolidated Statements of Cash Flows.......................      5
             Notes to Consolidated Financial Statements..................      6
  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     14
PART II. OTHER INFORMATION
  Item 1.    Legal Proceedings...........................................     16
  Item 2.    Changes in Securities.......................................     16
  Item 3.    Defaults upon Senior Securities.............................     17
  Item 4.    Submission of Matters to a Vote of Security-Holders.........     17
  Item 5.    Other Information...........................................     18
  Item 6.    Exhibits and Reports on Form 8-K............................     18
  Signatures.............................................................     19

     UNLESS OTHERWISE INDICATED REFERENCES TO THE "COMPANY" MEAN HAYES LEMMERZ INTERNATIONAL, INC. AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY'S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 1997 MEANS THE PERIOD BEGINNING FEBRUARY 1, 1997, AND ENDING JANUARY 31, 1998). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY'S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY'S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY'S FINANCIAL STRUCTURE AND THE COMPANY'S COST OF CAPITAL AND BORROWED MONEY; AND (5) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               OCTOBER 31,           OCTOBER 31,
                                                            ------------------    ------------------
                                                             1997       1996       1997       1996
                                                             ----       ----       ----       ----
Net sales...............................................    $ 369.8    $ 234.4    $ 897.9    $ 555.8
Cost of goods sold......................................      305.0      198.5      748.3      486.3
                                                            -------    -------    -------    -------
  Gross profit..........................................       64.8       35.9      149.6       69.5
Marketing, general and administration...................       15.1        7.3       36.5       20.7
Engineering and product development.....................        3.2        2.0        8.1        5.6
Amortization of intangibles.............................        3.5        2.3        8.6        4.8
Other income............................................       (0.8)      (1.8)      (2.6)      (3.4)
Equity in (income) loss of unconsolidated
  subsidiaries..........................................       (0.6)        --       (0.6)       3.2
Nonrecurring charges....................................         --         --         --        6.4
                                                            -------    -------    -------    -------
  Earnings from operations..............................       44.4       26.1       99.6       32.2
Interest expense, net...................................       25.7       18.3       65.9       30.4
                                                            -------    -------    -------    -------
  Income before taxes on income, minority interest and
     extraordinary items................................       18.7        7.8       33.7        1.8
Income tax provision....................................        7.8        3.1       14.2        0.5
                                                            -------    -------    -------    -------
  Income before minority interest and extraordinary
     items..............................................       10.9        4.7       19.5        1.3
Minority interest.......................................         --         --        0.1         --
                                                            -------    -------    -------    -------
  Income before extraordinary items.....................       10.9        4.7       19.4        1.3
Extraordinary items-bond defeasance, net of tax of
  $4.9..................................................         --         --         --       (7.4)
                                                            -------    -------    -------    -------
  Net income (loss).....................................    $  10.9    $   4.7    $  19.4    $  (6.1)
                                                            =======    =======    =======    =======
Per share information:
Income before extraordinary items.......................    $  0.34    $  0.21    $  0.72    $  0.05
Extraordinary items, net of tax.........................         --         --         --      (0.25)
                                                            -------    -------    -------    -------
  Net income (loss).....................................    $  0.34    $  0.21    $  0.72    $ (0.20)
                                                            =======    =======    =======    =======
Weighted average shares outstanding (in thousands)......     31,691     22,390     26,803     29,493
                                                            =======    =======    =======    =======
Dividends declared per share............................    $    --    $    --    $    --    $ 0.015
                                                            =======    =======    =======    =======

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (MILLIONS OF DOLLARS)

                                                                OCTOBER 31,    JANUARY 31,
                                                                   1997           1997
                                                                -----------    -----------
                                                                (UNAUDITED)
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents.................................     $  108.1       $   47.5
  Receivables (less allowance of $5.2 million and $2.2
     million at October 31, 1997 and January 31, 1997)......        224.6          145.2
  Inventory (Note 2)........................................        133.9           82.9
  Prepaid expenses and other................................         11.5           13.9
                                                                 --------       --------
       Total current assets.................................        478.1          289.5
                                                                 --------       --------
Property, plant and equipment:
  Land......................................................         35.6           20.1
  Buildings.................................................        163.9           98.0
  Machinery and equipment...................................        692.4          515.2
                                                                 --------       --------
                                                                    891.9          633.3
  Accumulated depreciation..................................       (185.2)        (146.9)
                                                                 --------       --------
     Net property, plant and equipment......................        706.7          486.4
Goodwill and other assets...................................        722.1          407.2
                                                                 --------       --------
     Total assets...........................................     $1,906.9       $1,183.1
                                                                 ========       ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     -------------------------------------------------
Current liabilities:
  Bank borrowings...........................................     $   21.5       $    5.6
  Current portion of long-term debt.........................         29.7           23.9
  Accounts payable and accrued liabilities..................        336.6          244.8
                                                                 --------       --------
     Total current liabilities..............................        387.8          274.3
Noncurrent liabilities:
  Long-term debt............................................        998.8          686.3
  Deferred income taxes.....................................          2.9             --
  Pension and other long-term liabilities...................        352.4          255.3
  Minority interest.........................................          5.0            8.3
                                                                 --------       --------
     Total noncurrent liabilities...........................      1,359.1          949.9
Commitments and Contingencies (Note 4)
Stockholders' equity (deficit):
  Common stock, par value $0.01 per share:
     Voting -- authorized 99,000,000 shares; and outstanding
      29,959,119............................................          0.3            0.2
     Nonvoting -- authorized 5,000,000; and outstanding,
      149,026...............................................           --             --
  Additional paid in capital................................        230.1           43.6
  Accumulated deficit.......................................        (62.7)         (82.2)
  Cumulative translation adjustment.........................         (5.5)          (0.5)
  Pension liability adjustment..............................         (2.2)          (2.2)
                                                                 --------       --------
     Total stockholders' equity (deficit)...................        160.0          (41.1)
                                                                 --------       --------
Total liabilities and stockholders' equity (deficit)........     $1,906.9       $1,183.1
                                                                 ========       ========

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   OCTOBER 31,
                                                                ------------------
                                                                 1997       1996
                                                                 ----       ----
Cash flows from operating activities:
Net income (loss)...........................................    $  19.4    $  (6.1)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation..............................................       37.5       26.2
  Amortization of intangibles and debt issue costs..........       14.1        7.6
  Decrease in deferred taxes................................       (2.4)     (11.5)
  Asset writedown...........................................         --       11.9
  Nonrecurring charges......................................         --        6.4
  Equity in (income) losses of subsidiaries.................       (0.6)       3.2
  Extraordinary loss........................................         --       12.3
  Changes in operating assets and liabilities:
     Increase in receivables................................      (24.6)      (3.1)
     (Increase) decrease in inventories.....................       (2.6)       0.4
     (Increase) decrease in prepaid expenses and other......        4.4       (2.0)
     Increase in accounts payable and accrued liabilities...        5.6        7.5
     Decrease in other long-term liabilities................      (27.6)     (23.5)
                                                                -------    -------
     Cash provided by operating activities..................       23.2       29.3
                                                                -------    -------
Cash flows from investing activities:
  Acquisition of property, plant and equipment..............      (56.1)     (51.4)
  Purchase of business, net of cash received................     (197.5)        --
  Purchase of business......................................      (17.5)        --
  Purchase of minority interest.............................      (13.0)        --
  Other, net................................................      (10.9)      (6.6)
                                                                -------    -------
     Cash used for investing activities.....................     (295.0)     (58.0)
                                                                -------    -------
Cash flows from financing activities:
  Decrease in short-term bank borrowings....................      (17.7)      (1.2)
  Retirement of long term debt..............................         --     (106.4)
  Retirement of acquired long term debt.....................         --     (137.7)
  Common stock repurchase...................................         --     (506.1)
  Proceeds from equity infusion, net of costs...............         --      185.4
  Proceeds from issuance of long term debt..................      500.0      673.5
  Proceeds from equity offering, net of costs...............       77.9         --
  Dividend paid to stockholders.............................         --       (0.5)
  Fees paid to issue long term debt.........................      (17.0)     (35.0)
  Decrease in bank revolving & long-term loans..............     (211.9)     (29.5)
                                                                -------    -------
     Cash provided by financing activities..................      331.3       42.5
                                                                -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        1.1         --
                                                                -------    -------
  Increase in cash and cash equivalents.....................       60.6       13.8
Cash and cash equivalents at beginning of year..............       47.5        1.8
                                                                -------    -------
Cash and cash equivalents at end of period..................    $ 108.1    $  15.6
                                                                =======    =======
Supplemental data:
  Cash paid for interest....................................    $  45.9    $  18.0
  Cash paid for income taxes................................    $  10.9    $   7.3

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(1) BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 31, 1997 and January 31, 1997, and the results of its operations for the three and nine months ended October 31, 1997 and 1996 and cash flows for the nine months ended October 31, 1997 and 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2) INVENTORIES

     The major classes of inventory are as follows:

                                                                OCTOBER 31,    JANUARY 31,
                                                                   1997           1997
                                                                -----------    -----------
Raw materials...............................................      $ 44.7          $32.0
Work-in-progress............................................        34.5           21.1
Finished goods..............................................        54.7           29.8
                                                                  ------          -----
     Total..................................................      $133.9          $82.9
                                                                  ======          =====

(3) ACQUISITIONS AND OTHER TRANSACTIONS

     On June 30, 1997, the Company completed the acquisition of Lemmerz Holding GmbH ("Lemmerz") in exchange for payment to the shareholders of Lemmerz of (i) $200 million in cash and (ii) a total of five million shares of the Company's Series A Convertible Participating Preferred Stock, par value $0.01 per share, which, upon receipt of stockholder approval on October 22, 1997, automatically converted into five million shares of the Company's common stock (the "Lemmerz Acquisition"). As a result of the Lemmerz Acquisition, Lemmerz became a wholly owned subsidiary of the Company. At the Company's annual shareholders meeting held on October 22, 1997, the Company formally approved the change of its name to Hayes Lemmerz International, Inc.

     The Lemmerz Acquisition was accounted for by the purchase method of accounting with the results of Lemmerz included from the acquisition date. The fair value of the assets acquired, including goodwill, was $631.4 million and liabilities assumed totaling $312.3 million. Goodwill and other intangibles of $205.7 million are being amortized over a 40-year life on a straight-line basis.

     In connection with the Lemmerz Acquisition, the Company entered into an amended and restated credit agreement dated June 30, 1997 under which the Company has $320.5 million in term loan facilities and up to $270 million in a revolving credit facility. Additionally the Company issued and sold $400 million 9 1/8% senior subordinated notes due in 2007 (the "New Notes").

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

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(3) ACQUISITIONS AND OTHER TRANSACTIONS -- (CONTINUED)

     Immediately prior to the Motor Wheel Merger and as a part of the financing thereof (the "Recapitalization"), the Company issued and sold to certain new investors: (i) an aggregate of 200,000 shares of Preferred Stock, which upon consummation of the Merger were converted into an aggregate of 12,500,000 share of new common stock, and (ii) 300,000 warrants, in exchange for aggregate cash consideration, net of related costs, of $185.4 million. The Company also issued new long-term debt totaling $673.5 million which was utilized along with the equity infusion to (i) to retire $106.4 million principal amount plus redemption premium of the Company's 9 1/4% Senior Notes due 2002; (ii) retire all existing senior debt of Motor Wheel at the time of the acquisition; and (iii) repurchase 31,633,200 shares of the Company's common stock.

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

                                                               THREE MONTHS          NINE MONTHS
                                                                  ENDED                 ENDED
                                                             ----------------    --------------------
                                                              1997      1996       1997        1996
                                                              ----      ----       ----        ----
Sales....................................................    $369.8    $342.1    $1,083.9    $1,029.4
Operating income (loss)..................................      44.4      35.1       115.0        63.5
Net income (loss)........................................      10.9       5.6        22.1       (14.5)
Net income (loss) per share..............................    $ 0.37    $ 0.21    $   0.87    $  (0.53)

     The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

     Effective August 26, 1997, the Company issued and sold to the public 2,566,925 shares of common stock at a price of $31.50 per share. The net proceeds to the Company of such sale of shares were $29.925 per share after giving effect to the underwriting discount and commissions, which proceeds were used to repay existing indebtedness of the Company. Concurrently with the Company's offering, certain stockholders of the Company sold 1,779,502 shares of common stock at a price of $31.50 per share ($29.925 per share after giving effect to the underwriting discount and commissions).

     On August 28, 1997, the Company completed the acquisition of the assets of Bosch Braking Systems Corporation's heavy-duty hub and drum and medium- and heavy-duty steel wheel businesses.

(4) COMMITMENTS AND CONTINGENCIES

     Management believes that at October 31, 1997, the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(4) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
Company will remain in compliance with these covenants in all material respects through the period ending October 31, 1998.

     The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

(5) NEW ACCOUNTING PRONOUNCEMENTS

Earnings per Share

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the calculation of earnings per share to be more consistent with countries outside of the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is to be computed using only the weighed average shares outstanding, while diluted EPS is computed considering the dilution of options and warrants. This statement will be adopted by the Company in its January 31, 1998 consolidated financial statements with all prior, interim and annual periods restated. Adoption of the statement will not have a material impact on the Company's financial statements.

Comprehensive Income

     During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement will be adopted by the Company in the first quarter of 1998.

Segment Information

     During 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which introduces a new model for segment reporting based upon the way the board of directors or other key decision-makers organize segments within the Company for making operating decisions and assessing performance. The Statement requires disclosures for each segment that are similar to those currently required, with the addition of quarterly disclosure requirements and geographic data by country. This statement will be adopted by the Company in fiscal 1998.

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

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(6) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
     In connection with the Lemmerz Acquisition, the Company issued and sold the New Notes in two offerings under Rule 144A of the Securities Act which closed June 30, 1997 ($250 million in aggregate principal amount) and July 22, 1997 ($150 million in aggregate principal amount). The New Notes are general unsecured obligations of the Company, ranking pari passu with the 11% Notes and are guaranteed by certain of the same domestic subsidiaries of the Company as guaranteed the 11% Notes. The proceeds of the New Notes were used to pay the cash portion of the Lemmerz Acquisition purchase price and to retire $200 million principal amount of existing term debt under the Amended Credit Agreement.

     The following condensed consolidating financial information presents:

          (1) Condensed consolidating financial statements as of October 31, 1997 and January 31, 1997 and for the nine month periods ended October 31, 1997 and 1996, of (a) Hayes Wheels International, Inc., the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

          (2) Elimination entries necessary to consolidate Hayes Wheels International, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

     Investments in foreign subsidiaries are accounted for by the parent on the equity method (domestic subsidiaries are accounted for by the parent on the cost method) for purposes of the consolidating presentation. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(6) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1997

                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                                PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                ------    ------------    ------------    ------------    ------------
Net sales...................................    $276.4       $416.4          $207.3          $(2.2)          $897.9
Cost of goods sold..........................     225.4        354.0           171.1           (2.2)           748.3
                                                ------       ------          ------          -----           ------
Gross profit................................      51.0         62.4            36.2             --            149.6
Marketing, general and administration.......       9.8         15.6            11.1             --             36.5
Engineering and product development.........       1.6          4.2             2.3             --              8.1
Amortization of intangibles.................       1.3          5.9             1.4             --              8.6
Other income................................      (0.5)        (0.4)           (1.7)            --             (2.6)
Equity in earnings of unconsolidated subs...      (0.6)          --              --             --             (0.6)
                                                ------       ------          ------          -----           ------
Earnings from operations....................      39.4         37.1            23.1             --             99.6
Interest expense, net.......................      31.2         30.9             3.8             --             65.9
Equity in earnings of consolidated
  subsidiaries..............................      (5.0)          --              --            5.0               --
                                                ------       ------          ------          -----           ------
Earnings (loss) before taxes on income and
  minority interest.........................      13.2          6.2            19.3           (5.0)            33.7
Income tax provision........................       4.6          3.5             6.1             --             14.2
                                                ------       ------          ------          -----           ------
Earnings (loss) before minority interest....       8.6          2.7            13.2           (5.0)            19.5
Minority interest...........................        --         (0.1)             --            0.2              0.1
                                                ------       ------          ------          -----           ------
Net Income (loss)...........................    $  8.6       $  2.8          $ 13.2          $(5.2)          $ 19.4
                                                ======       ======          ======          =====           ======

                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1996

                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                                PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                ------    ------------    ------------    ------------    ------------
Net sales...................................    $197.8       $302.8          $57.7           $(2.5)          $555.8
Cost of goods sold..........................     182.9        258.7           47.2            (2.5)           486.3
                                                ------       ------          -----           -----           ------
Gross profit................................      14.9         44.1           10.5              --             69.5
Marketing, general and administration.......       4.6         13.0            3.1              --             20.7
Engineering and product development.........       2.6          2.2            0.8              --              5.6
Amortization of intangibles.................       1.3          3.5             --              --              4.8
Other income................................      (0.7)        (0.2)          (2.5)             --             (3.4)
Equity in loss of unconsolidated
  subsidiaries..............................       3.2           --             --              --              3.2
Nonrecurring charges........................       6.4           --             --              --              6.4
                                                ------       ------          -----           -----           ------
Earnings (loss) from operations.............      (2.5)        25.6            9.1              --             32.2
Interest expense, net.......................      13.9         16.1            0.4              --             30.4
Equity in earnings of consolidated
  subsidiaries..............................      (5.0)          --             --             5.0               --
                                                ------       ------          -----           -----           ------
Earnings (loss) before taxes on income and
  extraordinary items.......................     (11.4)         9.5            8.7            (5.0)             1.8
Income tax provision (benefit)..............      (7.7)         4.2            4.0              --              0.5
                                                ------       ------          -----           -----           ------
Earnings (loss) before extraordinary
  items.....................................      (3.7)         5.3            4.7            (5.0)             1.3
Extraordinary items:
Bond defeasance, net of tax ($4.9)..........      (7.4)          --             --              --             (7.4)
                                                ------       ------          -----           -----           ------
Net Income (loss)...........................    $(11.1)      $  5.3          $ 4.7           $(5.0)          $ (6.1)
                                                ======       ======          =====           =====           ======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(6) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                OCTOBER 31, 1997

                                                      GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                           PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                           ------    ------------   ------------   ------------   ------------
Current Assets
  Cash and cash equivalents.............  $   42.4      $  1.0        $   64.7      $      --       $  108.1
  Receivables...........................      49.0        71.6           104.0             --          224.6
  Inventory.............................      39.5        38.2            56.2             --          133.9
  Prepaid expenses and other............       1.5         3.3             6.9           (0.2)          11.5
                                          --------      ------        --------      ---------       --------
       Total current assets.............     132.4       114.1           231.8           (0.2)         478.1
Property, plant and equipment...........     254.5       301.8           335.6             --          891.9
  Accumulated depreciation                   (56.1)      (81.5)          (47.6)            --         (185.2)
                                          --------      ------        --------      ---------       --------
  Net property, plant and equipment.....     198.4       220.3           288.0             --          706.7
Goodwill and other assets...............     759.6       313.0           903.5       (1,254.0)         722.1
                                          --------      ------        --------      ---------       --------
       Total assets.....................  $1,090.4      $647.4        $1,423.3      $(1,254.2)      $1,906.9
                                          ========      ======        ========      =========       ========
Current liabilities
  Bank borrowings.......................  $     --      $   --        $   21.5      $      --       $   21.5
  Current portion of long-term debt.....      17.5          --            12.2             --           29.7
  Account payable and accrued
     liabilities........................      93.9        99.3           143.6           (0.2)         336.6
                                          --------      ------        --------      ---------       --------
       Total current liabilities........     111.4        99.3           177.3           (0.2)         387.8
Noncurrent liabilities:
  Long-term debt........................     955.2          --            43.6             --          998.8
  Pension and other long-term
     liabilities........................     129.2        89.9           139.1           (5.8)         352.4
  Deferred income taxes.................     (31.0)       18.0            15.9             --            2.9
  Minority interest.....................        --         0.1             4.9             --            5.0
  Parent loans..........................    (265.5)      239.4           271.9         (245.8)            --
                                          --------      ------        --------      ---------       --------
       Total noncurrent liabilities.....     787.9       347.4           475.4         (251.6)       1,359.1
Stockholders' equity (deficit):
  Capital stock.........................       0.3          --              --             --            0.3
  Additional paid-in capital............     247.6       104.5           751.2         (873.2)         230.1
  Retained earnings (accumulated
     deficit)...........................     (35.8)       96.2            29.2         (152.3)         (62.7)
  Pension liability adjustment..........      (2.2)         --              --             --           (2.2)
  Cumulative translation adjustment.....     (18.8)         --            (9.8)          23.1           (5.5)
                                          --------      ------        --------      ---------       --------
       Total stockholders' equity
          (deficit).....................     191.1       200.7           770.6       (1,002.4)         160.0
                                          --------      ------        --------      ---------       --------
Total liabilities and stockholders'
  equity (deficit)......................  $1,090.4      $647.4        $1,423.3      $(1,254.2)      $1,906.9
                                          ========      ======        ========      =========       ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(6) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 1997

                                                   GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                        PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                        ------    ------------   ------------    ------------   ------------
Current Assets
  Cash and cash equivalents...........  $  41.2      $ (0.6)         $  6.9        $    --        $   47.5
  Receivables.........................     51.0        62.9            31.3             --           145.2
  Inventory...........................     36.4        34.5            12.0             --            82.9
  Prepaid expenses and other..........      3.3         3.5             7.4           (0.3)           13.9
                                        -------      ------          ------        -------        --------
       Total current assets...........    131.9       100.3            57.6           (0.3)          289.5
Property, plant and equipment.........    249.2       267.9           116.2             --           633.3
  Accumulated depreciation............    (49.1)      (67.1)          (30.7)            --          (146.9)
                                        -------      ------          ------        -------        --------
  Net property, plant and equipment...    200.1       200.8            85.5             --           486.4
Goodwill and other assets.............    345.8       323.9            12.6         (275.1)          407.2
                                        -------      ------          ------        -------        --------
       Total assets...................  $ 677.8      $625.0          $155.7        $(275.4)       $1,183.1
                                        =======      ======          ======        =======        ========
Current Liabilities
  Bank borrowings.....................  $    --      $   --          $  5.6        $    --        $    5.6
  Current portion of long-term debt...     17.4          --             6.5             --            23.9
  Accounts payable and accrued
     liabilities......................    105.2        97.7            42.2           (0.3)          244.8
                                        -------      ------          ------        -------        --------
       Total current liabilities......    122.6        97.7            54.3           (0.3)          274.3
Noncurrent liabilities:
  Long-term debt......................    658.3          --            28.0             --           686.3
  Pension and other long-term
     liabilities......................    143.2       103.3            12.1           (3.3)          255.3
  Deferred income taxes...............    (31.1)       18.0            13.1             --              --
  Minority interest...................       --         0.2              --            8.1             8.3
  Parent loans........................   (211.2)      208.0             3.2             --              --
                                        -------      ------          ------        -------        --------
       Total noncurrent liabilities...    559.2       329.5            56.4            4.8           949.9
Stockholders' equity (deficit)
  Common stock........................      0.2          --              --             --             0.2
  Additional paid-in capital..........     43.5       104.5            33.5         (137.9)           43.6
  Retained earnings (accumulated
     deficit).........................    (44.5)       93.4             9.5         (140.6)          (82.2)
  Pension liability adjustment........     (2.2)         --              --             --            (2.2)
  Cumulative translation adjustment...     (1.0)       (0.1)            2.0           (1.4)           (0.5)
                                        -------      ------          ------        -------        --------
       Total stockholders' equity
          (deficit)...................     (4.0)      197.8            45.0         (279.9)          (41.1)
Total liabilities and stockholders'
  equity (deficit)....................  $ 677.8      $625.0          $155.7        $(275.4)       $1,183.1
                                        =======      ======          ======        =======        ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(6) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1997

                                                               GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                    PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                    ------    ------------   ------------   ------------   ------------
Cash flow provided by (used for)
  Operating activities............................  $   5.3      $  3.2         $ 20.4         $(5.1)        $  23.8
Cash flows from investing activities:
  Acquisition of property, plant & equipment......    (10.2)      (12.1)         (33.8)           --           (56.1)
  Purchase of business, net of cash received......   (197.5)         --             --            --          (197.5)
  Purchase of business............................    (17.5)         --             --            --           (17.5)
  Purchase of minority interest...................    (13.0)         --             --            --           (13.0)
  Other, net......................................     39.3       (20.9)         (29.9)           --           (11.5)
                                                    -------      ------         ------         -----         -------
    Cash flow used for investing activities.......   (198.9)      (33.0)         (63.7)           --          (295.6)
Cash flows from financing activities:
  Increase in short term bank borrowings..........       --          --          (17.7)           --           (17.7)
  Decrease in bank revolving & long term loans....   (203.0)         --           (8.9)           --          (211.9)
  Proceeds from issuance of long term debt........    500.0          --             --            --           500.0
  Proceeds from equity offering...................     77.9          --             --            --            77.9
  Fees paid to issue long term debt...............    (17.0)         --             --            --           (17.0)
                                                    -------      ------         ------         -----         -------
    Cash provided by (used for) financing
      activities..................................    357.9          --          (26.6)           --           331.3
Increase (decrease) in parent advances............   (163.1)       31.4          126.6           5.1              --
Effect of exchange rates on cash and cash
  equivalents.....................................       --          --            1.1            --             1.1
                                                    -------      ------         ------         -----         -------
    Net increase (decrease) in cash and cash
      equivalents.................................      1.2         1.6           57.8            --            60.6
Cash and cash equivalents at beginning of year....     41.2        (0.6)           6.9            --            47.5
                                                    -------      ------         ------         -----         -------
Cash and cash equivalents at end of period........  $  42.4      $  1.0         $ 64.7         $  --         $ 108.1
                                                    =======      ======         ======         =====         =======

                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1996

                                                               GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                    PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                    ------    ------------   ------------   ------------   ------------
Cash flow provided by (used for)
  Operating activities............................  $  11.7     $  21.8         $ 0.8          $(5.0)        $  29.3
Cash flows from investing activities:
  Acquisition of property, plant & equipment......    (35.6)      (10.9)         (4.9)            --           (51.4)
  Other, net......................................      3.9       (10.5)           --             --            (6.6)
                                                    -------     -------         -----          -----         -------
    Cash flow used by investing activities........    (31.7)      (21.4)         (4.9)            --           (58.0)
Cash flows from financing activities:
  Decrease in short term bank borrowings..........       --          --          (1.2)            --            (1.5)
  Decrease in bank revolving and long term
    loans.........................................    (29.5)         --            --             --           (29.5)
  Dividends paid to stockholders..................     (0.5)         --            --             --            (0.5)
  Retirement of long term debt....................   (106.4)         --            --             --          (106.4)
  Retirement of acquired long term debt...........       --      (137.7)           --             --          (137.7)
  Proceeds from issuance of long term debt........    673.5          --            --             --           673.5
  Common stock repurchase.........................   (506.1)         --            --             --          (506.1)
  Proceeds from equity infusion, net of costs.....    185.4          --            --             --           185.4
  Fees paid to issue long term debt...............    (35.0)         --            --             --           (35.0)
                                                    -------     -------         -----          -----         -------
    Cash provided by (used for) financing
      activities..................................    181.4      (137.7)         (1.2)            --            42.5
Increase (decrease) in parent advances............   (148.0)      137.7           5.3            5.0              --
Effect of exchange rates on cash and cash
  equivalents.....................................       --          --            --             --              --
                                                    -------     -------         -----          -----         -------
    Net increase (decrease) in cash and cash
      equivalents.................................     13.4         0.4            --             --            13.8
Cash and cash equivalents at beginning of year....      1.0         0.1           0.7             --             1.8
                                                    -------     -------         -----          -----         -------
Cash and cash equivalents at end of period........  $  14.4     $   0.5         $ 0.7          $  --         $  15.6
                                                    =======     =======         =====          =====         =======

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended October 31, 1997 Compared to Three Months Ended October 31, 1996

     The Company's net sales for the third quarter of fiscal 1997 were $369.8 million, an increase of $135.4 million or 58% over net sales for the third quarter of fiscal 1996. This increase was due to the additional sales contributed by Lemmerz which was acquired effective June 30, 1997, increased volume in both the North American and European Aluminum Wheel groups and increased sales in the Commercial Highway business. This increase was partially offset by lower exchange rates in Europe.

     The Company's gross profit for the third quarter of fiscal 1997 increased to $64.8 million or 17.5% of net sales, compared to $35.9 million or 15.3% of net sales for the third quarter of the fiscal 1996. The increase in margin was due to the increased revenues, strong productivity at the Company's North American and European Aluminum Wheel groups and positive results related to the capacity rationalization programs in the Fabricated Wheels group.

     Marketing, general and administrative expenses were $15.1 million as compared to $7.3 million in the third quarter of fiscal 1996, a $7.8 million increase. This increase was due to additional costs as a result the Lemmerz Acquisition. The Company believes marketing, general and administrative costs will improve as a percent of net sales due to synergies recognized as a result of the Motor Wheel Merger and the expected savings to be realized as a result of the Lemmerz Acquisition.

     Engineering and product development costs increased by $1.2 million in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. This increase was due to additional costs as a result the Lemmerz Acquisition. However, as a percent of net sales, these costs remained consistent with fiscal 1996 at 0.9% of net sales. The Company believes the percent-of-net-sales trend will improve even as engineering and product development expenses increase to successfully launch new products.

     Amortization of intangibles increased by $1.2 million as compared to the third quarter of fiscal 1996. This increase was due to increased goodwill recognized as a result of the Lemmerz Acquisition.

     Interest expense was $25.7 million for the third quarter of fiscal 1997, an increase of $7.4 million from $18.3 million for the same period for fiscal 1996. This increase was due to the increase in debt as a result of the Lemmerz Acquisition and the financing transactions undertaken in connection therewith.

Nine Months Ended October 31, 1997 Compared to Nine Months Ended October 31,
1996

     The Company's net sales for the first nine months of fiscal 1997 were $897.9 million an increase of $342.1 million, or 62% over net sales for the first nine months of fiscal 1996. This increase was due to the additional sales contributed by Motor Wheel which was acquired effective July 2, 1996, the additional sales contributed by Lemmerz which was acquired effective June 30, 1997, increased volume in both the North American and European Aluminum Wheel groups and increased sales in the Commercial Highway business. This increase was partially offset by lower selling prices due to the pass through of lower raw material costs for the nine months, the negative effects of strikes at General Motors and Chrysler Corporation and lower exchange rates in Europe.

     The Company's gross profit for the first nine months of fiscal 1997 increased to $149.6 million or 16.7% of net sales, compared to $69.5 million or 12.5% of net sales for the first nine months of fiscal 1996. The increase in margin was due to the increased revenues, strong productivity at the Company's North American and European Aluminum Wheel groups and positive results related to the capacity rationalization programs in the Fabricated Wheels group. Gross profit in the second quarter of fiscal 1996 included (i) write-down of certain assets and (ii) inefficiencies in former Motor Wheel facilities that were either being prepared for closure or were undergoing major restructurings.

     Marketing, general and administrative expenses were $36.5 million as compared to $20.7 million for the first nine months of fiscal 1996, an $15.8 million increase. This increase was due to additional costs as a result of both the Motor Wheel Merger and the Lemmerz Acquisition. The Company believes marketing, general and administrative costs will improve as a percent of net sales due to savings recognized as a result of the Motor Wheel Merger synergies and the expected savings to be realized as a result of the Lemmerz Acquisition.

     Engineering and product development costs increased by $2.5 million in the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996. However, as a percent of net sales, these costs improved to 0.9% of net sales versus 1.0% of net sales in fiscal 1996. The Company believes this positive percent-of-net-sales trend will continue even as engineering and product development expenses increase to successfully launch new products.

     Amortization of intangibles increased by $3.8 million as compared to the first nine months of fiscal 1996. This increase was due to increased goodwill recognized as a result of the Motor Wheel Merger and the Lemmerz Acquisition.

     Equity in loss of subsidiaries in fiscal 1996 included recognition of losses of the Company's Czech joint venture during its early production stage and a writedown of the Company's investment in Hayes Wheels de Mexico, S.A. Due to the ongoing condition of the Mexican economy, management determined that the Company's investment in Mexico had become impaired resulting in a writedown of the investment amount. The Company recorded $0.6 million in charges related to equity in earnings of unconsolidated subsidiaries for the first nine of fiscal 1997.

     Nonrecurring charges of $6.4 million in the second quarter of fiscal 1996 consisted of the elimination of $2.9 million of deferred costs resulting from a previous patent infringement suit with Motor Wheel and $3.5 million of stock compensation recorded in conjunction with the payout of the management stock option plan. The Company did not incur any nonrecurring charges for the first nine months of fiscal 1997.

     Interest expense was $65.9 million for the first nine months of fiscal 1997, an increase of $35.5 million over the same period for fiscal 1996. This increase was due to the increase in debt as a result of the Motor Wheel Merger and the Lemmerz Acquisition.

     The extraordinary loss for bond defeasance in fiscal 1996 represented the redemption premium and unamortized debt issue costs related to the 9 1/4% Senior Notes due 2002, of which $98.5 million principal amount was retired as part of the Company's recapitalization. The Company did not incur any extraordinary items for the first nine months of fiscal 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations provided $23.8 million in cash in the first nine months of fiscal 1997, a decrease of $5.5 million over the same period of fiscal 1996. This decrease was due primarily to increased funding to the Company's pension plans, higher interest payments related to the increased amount of debt resulting from the Motor Wheel Merger and the Lemmerz Acquisition and increased inventory levels resulting from the capacity rationalization programs in the Fabricated Wheels group.

     Capital expenditures for the first nine months of fiscal 1997 were $56.1 million. These expenditures were primarily for additional machinery and equipment to increase the production capacity at the Company's North American and European Aluminum Wheel facilities to meet expected future customer requirements for fabricated aluminum and FFC wheels. The Company anticipates that total capital expenditures for fiscal 1997 will be approximately $100 million.

     The Company is party to an amended credit agreement dated June 30, 1997 (the "Amended Credit Agreement") with Canadian Imperial Bank of Commerce ("CIBC") and Merrill Lynch Capital Corporation ("Merrill Capital"), as managing agents. Pursuant to the Amended Credit Agreement, among other things, a syndicate of lenders have agreed to lend to the Company up to $320.5 million in the form of a senior secured term loan facility, such aggregate amount being allocated among (i) a Tranche A-1 Term Loan facility in an aggregate principal amount of up to $103.0 million, (ii) a Tranche A-2 Term Loan Facility in an aggregate principal amount of up to $100.0 million, (iii) a Tranche B Term Loan Facility in an aggregate principal amount of up to $64.9 million, and (iv) a Tranche C Term Loan Facility in an aggregate principal amount of up to $52.6 million, and up to $270 million in the form of a senior secured revolving credit facility. Such term loan facilities and revolving facility are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future material domestic subsidiaries and 65% of the shares of certain of the Company's existing and future foreign subsidiaries. As of October 31, 1997, there was $320.5 million outstanding under the term loan facilities and there was $232.1 million available for borrowing under the revolving facility.

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

     In connection with the Lemmerz Acquisition, the Company issued and sold
9 1/8% senior subordinated notes due 2007 (the "9 1/8% Notes") in two offerings under Rule 144A of the Securities Act which closed June 30, 1997 ($250 million in aggregate principal amount) and July 22, 1997 ($150 million in aggregate principal amount). The 9 1/8% Notes are general unsecured obligations of the Company, ranking pari passu with the 11% Notes and are guaranteed by certain of the same domestic subsidiaries of the Company as guaranteed the 11% Notes. The proceeds of the 9 1/8% Notes were used to pay the cash portion of the Lemmerz Acquisition purchase price and to retire $200 million principal amount of existing term debt under the Amended Credit Agreement.

     Management believes that, at October 31, 1997, the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending October 31, 1998.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company held its 1997 Annual Meeting of Stockholders on October 22, 1997. At the Annual Meeting, the following matters were proposed and voted upon by the Company's stockholders (including the number of votes cast for, against or withheld, as well as the number of abstentions for each such matter):

     1. To elect three Class 1 Directors (nominees were Timothy J. Clark, Horst Kukwa-Lemmerz and Jeffrey Lightcap) to serve until the Company's 2000 Annual Meeting of Stockholders. The number of votes cast with respect to this matter were as follows:

                          NOMINEE                                    FOR          WITHHELD
                          -------                                    ---          --------
Timothy J. Clark............................................      21,922,250      304,913
Horst Kukwa-Lemmerz.........................................      22,115,347      111,816
Jeffrey Lightcap............................................      22,023,462      203,701

     The terms of office of each of the following directors also continued after the meeting: Ranko Cucuz, Cleveland A. Christophe, Andrew R. Heyer, Paul S. Levy, Weinand Meilicke, John S. Rodewig and David Y. Ying.

     2. To approve the adoption of the Company's 1996 Stock Option Plan. The number of votes cast with respect to this matter were as follows:

     For: 18,935,962          Against: 1,842,459         Abstain: 4,983

     3. To authorize the issuance of shares of the Company's Common Stock upon conversion of shares of the Company's Series A Convertible Participating Preferred Stock issued in connection with the acquisition by the Company of Lemmerz Holding GmbH. The number of votes cast with respect to this matter were as follows:

     For: 20,626,447          Against: 100,262          Abstain: 1,678

     4. To approve an amendment to the Company's Restated Certificate of Incorporation changing the name of the Company to Hayes Lemmerz International, Inc. The number of votes cast with respect to this matter were as follows:

     For: 22,194,141           Against: 31,926          Abstain: 1,096

     5. To approve an approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of the Company's Nonvoting Common Stock from 1,000,000 to 5,000,000 shares. The number of votes cast with respect to this matter were as follows:

                                                             COMMON STOCK      NONVOTING COMMON STOCK
                                                             ------------      ----------------------
For: ..................................................       21,848,161               149,026
Against: ..............................................          366,133                     0
Abstain: ..............................................           12,869                     0

     6. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending January 31, 1998. The number of votes cast with respect to this matter were as follows:

     For: 22,200,459           Against: 25,842           Abstain: 862

     There were no broker held non-voted shares represented at the Meeting with respect to any of the foregoing matters.

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

                                          HAYES LEMMERZ INTERNATIONAL, INC.

                                          By: /s/ WILLIAM D. SHOVERS
                                             --------------------------------
                                             William D. Shovers
                                             Vice President and Chief Financial
                                             Officer

December 12, 1997

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