Form 10-K405
period 1998-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 1998-04-24
CIK 893670

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                        COMMISSION FILE NUMBER: 1-11592

                       HAYES LEMMERZ INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3384636
         (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)                            48174
  38481 HURON RIVER DRIVE, ROMULUS, MICHIGAN                     (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (734) 941-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               9 1/8% SERIES B SENIOR SUBORDINATED NOTES DUE 2007

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

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 23, 1998 (BASED ON THE CLOSING PRICE OF THE REGISTRANT'S COMMON STOCK REPORTED ON THE THE NEW YORK STOCK EXCHANGE ON SUCH DATE) WAS APPROXIMATELY $298 MILLION.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 24, 1998 WAS 30,090,845 SHARES.
================================================================================

                       HAYES LEMMERZ INTERNATIONAL, INC.
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
  PART I
  Item 1.    Business....................................................      3
  Item 2.    Properties..................................................     13
  Item 3.    Legal Proceedings...........................................     14
  Item 4.    Submission of Matters to a Vote of Security Holders.........     15
             Executive Officers of Registrant............................     16
 PART II
  Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................     17
  Item 6.    Selected Financial Data.....................................     18
  Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................     18
  Item 7A.   Quantitative and Qualitative Disclosures about Market
               Risk......................................................     23
  Item 8.    Consolidated Financial Statements and Supplementary Data....     23
  Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................     23
 PART III
  Item 10.   Directors and Executive Officers of the Registrant..........     23
  Item 11.   Executive Compensation......................................     23
  Item 12.   Security Ownership of Certain Beneficial Owners and
               Management................................................     23
  Item 13.   Certain Relationships and Related Transactions..............     23
 PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................     24

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     As used herein, the term "Company" shall mean Hayes Lemmerz International, Inc. (formerly known as Hayes Wheels International, Inc.) and its direct and indirect subsidiaries on a combined basis after giving effect to the acquisition of Lemmerz Holding GmbH ("Lemmerz"), which occurred on June 30, 1997.

     The Company is the world's largest manufacturer of automotive wheels, supplying approximately 30% and 22% of the automotive wheels in North America and Europe, respectively, and also is the largest global supplier of wheels to original equipment manufacturers (OEMs) of passenger cars, light trucks and commercial highway vehicles. The Company is also a leading producer of automotive brake products in North America. The Company's principal customers for wheel and brake products consist of every major OEM in North America, Europe and Japan, including General Motors, Ford, Chrysler (the three of which comprised approximately 53% of the Company's 1997 net sales), BMW, Renault, Fiat, Volkswagen, Porsche, Mercedes-Benz, Audi, Volvo, Citroen, Peugeot, Skoda, Seat, Toyota, Mazda, Nissan, Honda, Mitsubishi, Suzuki and Isuzu. The Company also has over 300 commercial highway vehicle customers in North America and Europe, including Trailmobile, Dana/Mack, Mercedes-Benz, Iveco, Strick, Great Dane Trailers, Freightliner, PACCAR, Volvo/GM, Renault and Western Star. The Company also produces a variety of non-wheel and non-brake cast aluminum products for the automotive, heating equipment and general machinery industries. Sales of automotive wheel and brake products comprised approximately 81% of the Company's net sales in fiscal 1997 (73% wheels and 8% brake components), with the remaining 19% comprised of commercial highway wheel and brake products (16%) and non-wheel and non-brake aluminum castings (3%).

     The Company is the #1 or #2 independent manufacturer of its primary products in the markets in which it competes. The following table sets forth the Company's estimated pro forma combined market position in North America and Europe in 1997:

                                                              MARKET POSITION
                                                              ---------------
NORTH AMERICA
  Automotive Steel Wheels -- Including Production by OEMs...        #1
  Automotive Cast Aluminum Wheels...........................        #2
  Automotive Fabricated Aluminum Wheels.....................        #1
  Automotive Full-Face Cast (FFC(TM)) Wheels................        #1
  Automotive Brake Rotors and Drums -- Excluding Production
     by OEMs................................................        #2
  Commercial Highway Wheels.................................        #2
  Commercial Highway Brake Hubs and Drums...................        #1
EUROPE
  Automotive Steel Wheels -- Including Production by OEMs...        #2
  Automotive Cast Aluminum Wheels...........................        #1
  Commercial Highway Wheels.................................        #2

     The Company has been active in developing strategic alliances around the world. These include strategic manufacturing joint ventures in Mexico, Brazil, Venezuela, Portugal, Canada, India, Turkey, Thailand and South Africa. The Company also maintains technical relationships in Thailand and Colombia and a sales and engineering office in Japan.

     The Company considers its operations to be operating principally in two geographic areas (North America and Europe). The financial information required by geographic area for the years ended January 31, 1998, 1997 and 1996 is included in note 14 of the Company's Consolidated Financial Statements filed herewith, commencing at page F-1.

     A significant trend toward the use of lighter, more highly-styled wheels for passenger cars and light trucks has increased the demand for and the use of aluminum wheels. Aluminum wheel growth is primarily attributable to the weight advantage of aluminum wheels, which helps OEMs meet government-imposed fuel economy standards and the aesthetics of styled cast aluminum wheels. Aluminum wheel penetration (new vehicle installations) in North America has increased from approximately 3% in 1980 to approximately 50% in 1997. The Company estimates that such penetration will reach approximately 55% to 60% over the next several years due primarily to new aluminum wheel product innovations, including fabricated aluminum wheels and FFC(TM) aluminum wheels. Aluminum wheel penetration in Europe in 1997 was approximately 25% and continues to display a similar growth pattern as that experienced in North America. The Company is well-positioned to continue to increase sales of its aluminum wheels given the new, but rapidly growing, fabricated aluminum wheel and FFC(TM) wheel designs where the Company is the only significant manufacturer.

     Raw materials and component parts used in the Company's manufacturing operations are those commonly used in such operations and adequate supplies are available. The Company is generally not dependent on long-term supply contracts and has available to it alternate sources for its raw materials and component parts.

     The Company is dedicated to the continued development of new and improved wheels and brake components and related products either through its own world-class engineering capabilities or joint ventures with other parties. These new designs include full-faced styled steel wheels, light-weight steel wheels, light-weight fabricated aluminum wheels, FFC(TM) wheels, clad-covered wheels and Centrifuse(R) brake drums. The Company's North American Wheel and Brake Engineering, Design, and Advanced Research and Development Groups are located in Romulus, Michigan. The Company also has significant design, engineering, research and development capabilities in Europe at its Konigswinter, Germany; and Dello, Italy facilities. The Company believes that it is the world leader in advanced research for wheel and brake technology. The Company also believes that with its manufacturing and technological expertise in aluminum wheels that the commercial highway market also has significant growth potential. The Company has also developed a number of innovative non-wheel cast aluminum products for passenger cars, heavy trucks, heating equipment and the general machinery and electronics industries.

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

     The Company owns numerous patents and trademarks and has patent licenses from others relating to its products and manufacturing methods. The Company also grants patent and trademark licenses to others throughout the world and receives royalties under most of these licenses. While the Company does not consider any particular patent or group of patents to be essential to its business as a whole, it considers its patents to be significant to the conduct of its business in certain product areas. In addition, the Company relies on proprietary data and processes, including trade secrets and know-how, and depends, to some extent, on such information remaining confidential. The Company also grants patent and trademark licenses to others throughout the world and receives royalties under most of these licenses. The "Hayes" and "Lemmerz" names are registered in countries in North and South America, Europe, Asia and Africa.

     The Company's business originated with Hayes Wheel, founded in 1908 by Clarence Hayes, and K.H. Wheel Company, founded in 1909 by John Kelsey and John Herbert, which produced wooden-spoked wheels for automobiles such as Henry Ford's Model T. These companies merged in 1927 to form Kelsey-Hayes Wheel Corporation, which was reorganized in 1933 into Kelsey-Hayes Wheel Company. In 1992, the non-wheel businesses and assets of the Company, particularly its automotive brake systems business and assets, were transferred to, and certain liabilities related thereto were assumed by a wholly owned subsidiary of the Company, Kelsey-Hayes Company ("Kelsey-Hayes"), the capital stock of which was then transferred by the Company to its sole stockholder as an extraordinary dividend and the Company consummated an initial public offering of its common stock. On July 2, 1996, the Company consummated a series of transactions (the "Motor Wheel Transactions") pursuant to which: (i) Motor Wheel Corporation ("Motor Wheel") became a wholly owned subsidiary of Hayes; (ii) Hayes' common stock was recapitalized with each share of common stock then outstanding being exchanged for 1/10th share of common stock, par value $0.01 per share (the "Common Stock") and $28.80 in cash (the "Recapitalization"); and (iii) Joseph Littlejohn & Levy Fund II, L.P. ("JLL Fund II) and certain other investors acquired ownership of approximately 76.6% of the Common Stock. Lemmerz was founded in 1919 at its current site in Konigswinter, Germany and was the leading full-line wheel supplier in Europe. On June 30, 1997, the Company acquired Lemmerz for $200 million in cash and five million shares of Series A Preferred Stock, which, upon receipt of stockholder approval on October 22, 1997, automatically converted into five million shares of Common Stock (the "Lemmerz Acquisition"). On November 12, 1997, following stockholder approval, the Company changed its name to "Hayes Lemmerz International, Inc."

INDUSTRY

     Wheels for passenger cars and light trucks are generally made of steel or aluminum, which offer OEMs a range of design options for the vehicles. Steel wheels, which are heavier than aluminum wheels, are generally low-cost, high volume production items that consist of two separate pieces (a rim and a center) welded together. The Company also manufactures more expensive stylized full-faced steel wheels, with a clear, color or chrome finish. "Full-faced" refers to a design approach in which the styling effect is obtained by forming the entire face of the wheel into a one-piece styled design that is then welded onto a partial rim assembly to form a complete wheel. Aluminum wheels are generally lighter in weight, more readily stylized and more expensive than steel wheels, and can be single-piece cast aluminum wheels, fabricated aluminum wheels or FFC(TM) wheels, which are made from two separate pieces (a fabricated aluminum rim and a cast aluminum center) welded together. The Company's fabricated aluminum wheels are similar in design to fabricated steel wheels. Though not as highly styled as cast aluminum wheels, they are lighter in weight than both fabricated steel and one-piece cast aluminum wheels.

     Based on published vehicle production statistics, the Company estimates that in 1997 approximately 27 million one-piece cast aluminum automotive wheels where manufactured in North America. The Company estimates that it sold approximately 27% of the aluminum wheels manufactured in North America in 1997. In Western Europe, the Company estimates that approximately 14 million cast aluminum wheels were manufactured in 1997, of which approximately 27% were sold by the Company.

     The Company estimates that in 1997 approximately 43 million steel passenger car and light truck wheels, including 14 million steel wheels manufactured by the OEMs for their own use, were manufactured in North America. During 1997, the Company believes that it sold approximately 51% of the independently manufactured steel wheels and approximately 35% of all steel wheels manufactured in North America. The Company estimates that in 1997 approximately 70 million steel passenger car and light truck wheels, including 15 million steel wheels manufactured by the OEMs for their own use, were manufactured in Western Europe, of which approximately 21% were sold by the Company.

     OEMs typically specify the features of the wheel, whether steel or aluminum, which will be used for a particular model either as standard or optional equipment. Among the features specified by OEMs are weight, styling and pricing requirements. The OEM will ordinarily designate one supplier of a particular wheel for a vehicle model, although a particular vehicle model may utilize a number of different wheels produced by one or more suppliers. OEMs typically specify a supplier of a particular wheel design more than two years before the time of initial production. A potential supplier must first develop a wheel design based on styling and engineering specifications provided by the OEM. After a comprehensive engineering and feasibility review, the OEM then designates a specific supplier for a particular wheel that meets the OEMs' cost, quality, styling and engineering specifications for particular vehicle models. The duration of the designation is dependent upon the life cycle of the vehicle model. Suppliers that design, engineer, manufacture and conduct quality control testing are generally referred to as Tier I suppliers ("Tier I Suppliers"). The Company believes that because of its world-class engineering capabilities and full product line, early involvement in the design and engineering of new wheel and brake products as a Tier I Supplier affords it a competitive advantage in securing new business and provides customers a significant cost reduction through coordination of design, development and manufacturing processes. As a result of the lengthy approval and launch process, combined with the continued designation of a particular supplier for the life of the vehicle model, increases or decreases in sales to a particular OEM and corresponding changes in market share normally occur over an extended period of time.

     In fitting with its status as a full-line global wheel supplier, the Company continues to offer its customers a wide range of products including, among others, a base steel wheel for low cost, a stylized and chromed steel wheel for a bright appearance, a light-weight steel wheel (which is approximately 15% lighter than traditional steel wheels), a cast aluminum wheel for high styling, a fabricated aluminum wheel (which is 50% lighter than traditional steel wheels) for low weight, a clad-covered wheel for a bright appearance at a significantly lower cost than a fully-chromed wheel, a truck wheel with an outside valve hole for use on heavy trucks with disc brakes and finally, an FFC(TM) two-piece aluminum wheel, which provides both high styling and lighter weight. The Company believes this breadth of product offering and manufacturing capability enhances its ability to support a full vehicle platform with any wheel designed by its customers.

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

     General Motors, Ford, Volkswagen and other OEMs continue to outsource component manufacturing. Wheel and brake component manufacturing is not strategic to these companies and outsourcing has increased in response to competitive pressures on OEMs to improve quality and reduce capital outlays, production costs, overhead and inventory levels. The Company believes that it is well positioned to benefit from any future outsourcing opportunities.

     In the commercial highway vehicle market, the Company sells wheels, rims and brake products to OEMs (including replacement parts sold through original equipment servicers) and aftermarket distributors. Commercial highway wheels, rims, brake components, and wheel hub and brake drum assemblies are installed principally on trucks, trailers and buses. In the commercial highway market, sales to OEMs are attributable to either having the product designated as standard equipment by the OEM or obtaining fleet specifications where purchasers of commercial highway vehicles specify the component parts to be utilized on vehicles manufactured for their fleets.

     In an effort to increase the quality of the vehicles they produce, OEMs continue to increase the quality demands on their component suppliers. Each OEM has a structured program and rating system for quality and grants awards to suppliers. Examples include Ford's Q-l, General Motors' Targets for Excellence and Chrysler's QE and Pentastar. Once a supplier receives a quality award, the supplier retains the award level, subject to continuing favorable review by the OEM. The Company endeavors to meet and exceed the quality demands of the OEMs. Most of the Company's manufacturing facilities have received such quality awards.

     The automotive industry has adopted new standards for quality ratings commonly known as QS 9000 or ISO 9001, as to which all of the OEMs require compliance. The Company's Gainesville, Georgia location was the first wheel plant in North America to qualify for this rating. All of the Company's worldwide facilities (including its majority owned joint ventures) have received QS 9000 and/or ISO 9001 registration in compliance with all of its customers' requirements.

     While the Company's business is not seasonal in the traditional sense, July (in North America), August (in Europe) and December are usually lower volume months. This is because OEMs typically perform model changeovers or take vacation shutdowns during the summer and assembly plants are typically closed for a period from shortly before Christmas to after New Year's Day.

     The Company competes for sales of its cast aluminum wheels, fabricated steel wheels, fabricated aluminum wheels and brake components on the basis of cost, delivery, quality and service. As a large portion of the Company's business consists of sales to GM, Ford and Chrysler (in the aggregate, approximately 53% of the Company's fiscal 1997 total sales), the loss of a significant portion of the Company's sales to any of these OEMs could have a material adverse impact on the Company. The Company has been doing business with each of these OEMs for many years, and sales are composed of a number of different products and of different models or types of the same products and are made to individual divisions of such OEMs. In addition, the Company supplies products to those customers in both North America and Europe which reduces the Company's reliance on any single market.

CAST ALUMINUM WHEELS

     The Company's cast aluminum wheels are produced in North America and Europe and are sold in North America, Europe and Japan.

  NORTH AMERICA

     The Company has five cast aluminum manufacturing facilities in North America, which are located in Howell, Michigan; Gainesville, Georgia; Huntington, Indiana; La Mirada, California; and Somerset, Kentucky. At these facilities, the Company designs, manufactures and distributes a full-line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the automotive industry. In fiscal 1997, the Company supplied approximately 27% of the cast aluminum wheels purchased in North America (this percentage includes aluminum wheels produced by Aluminum Wheel Technology, Inc., a joint venture formerly owned 50% by the Company of which the remaining 50% was acquired in the first quarter of fiscal 1998). With the exception of a limited number of cast aluminum wheels manufactured by Ford in New Zealand and aluminum wheels manufactured by Toyota and Volkswagen, there is no significant OEM manufacturing of cast aluminum wheels. In 1997, the Company believes approximately 50% of passenger cars and light trucks in North America used cast aluminum wheels, up from approximately 44% in 1996.

     Customers. In fiscal 1997, approximately 91% of the Company's total cast aluminum wheel production was sold to General Motors, Ford and Chrysler for use on vehicles produced in North America. The Company exported approximately 5% of its cast aluminum wheels to Nissan and Isuzu in Japan and sold approximately 4% to Japanese transplants in the United States. The Company owns 100% of Hayes Lemmerz Japan Limited, a Japanese corporation that provides sales, engineering and service support for the Company in the Japanese wheel market.

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

     The Company manufactures one-piece and two-piece aluminum wheels. One-piece aluminum wheels comprise the bulk of the Company's current sales. The Company introduced its first high volume FFC(TM) two-piece aluminum wheel in 1997. This two-piece design offers OEMs even greater weight savings without sacrificing styling.

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

     Competition. The Company believes that its capabilities as a cost-effective supplier of cast aluminum wheels meeting OEM requirements enable it to compete effectively with other aluminum wheel manufacturers. The Company's primary competitor in the North American cast aluminum wheel market is Superior Industries International, Inc., which the Company estimates had approximately a 35% share of the North American market in 1997, as compared with the Company's share of approximately 27%. Other aluminum wheel manufacturers that account for the remaining market share include Wheeltek, a subsidiary of Amcast Industrial, American Racing Equipment, Alcoa, Reynolds Metals and several foreign suppliers operating in the United States.

  EUROPE

     The Company has four cast aluminum manufacturing facilities in Europe, which are located in Barcelona, Spain; Dello, Italy; Campiglione Fenile, Italy; and Hoboken, Belgium. At these facilities, the Company designs, manufactures and distributes a full-line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the European automotive industry.

     Customers. The Company estimates that its share of the European market for cast aluminum wheels was approximately 27% for fiscal 1997. Substantially all of the Company's European cast aluminum wheels were sold to Mercedes-Benz, BMW, Opel, Fiat, Volkswagen, Porsche, Peugeot, Renault, Nissan, Volvo and Ford of Europe. In 1997, the Company believes approximately 25% of passenger cars and light trucks in Europe used cast aluminum wheels, up from approximately 23% in 1996.

     Manufacturing. Engineering, research and development for the Company's European cast aluminum wheel operations is currently performed at the Company's Dello, Italy and Hoboken, Belgium facilities.

     The Company maintains substantial capability in Europe to style and design cast aluminum wheels for sale to particular OEMs. The Company offers its OEM customers various Company-generated styles and sizes each year. The Company has also established direct computer links with several customer locations in Europe to streamline the design and approval process and reduce product development lead-time. In Europe, the Company believes that its interaction with its customers through computer-aided design offers a competitive advantage. In addition, the Company is actively introducing its new weight and cost saving technologies to the European car makers. Pressure for better fuel consumption and lower vehicle weight are driving European car producers to seek new products such as fabricated aluminum wheels and FFC(TM) wheels.

     Competition. The cast aluminum wheel market in Europe remains more fragmented than in North America, with numerous producers possessing varying levels of financial resources and market positions. The current installation rate of cast aluminum wheels in Europe is significantly lower than in North America. As a result of anticipated consolidations of small local manufacturers across the European community and the expected increasing demand for cast aluminum wheels among consumers and OEMs in Europe, the Company believes that, over the next several years, the number of cast aluminum wheel manufacturers in Europe is likely to decline and the remaining producers will increase their market shares. As a result of its position in Europe and its advanced engineering and technology, the Company believes that it is well positioned to meet these changes in the European market.

     The Company's primary competitors in the European cast aluminum wheel market for passenger cars are Ronal, Amcast Speedline and Alloy Wheel International. These competitors have market shares ranging from 9% to 18% each.

FABRICATED WHEELS

     The Company's fabricated steel and fabricated aluminum wheels are produced and sold in North America and Europe.

  NORTH AMERICA

     At its manufacturing facilities in Sedalia, Missouri and Bowling Green, Kentucky, the Company designs, manufactures and distributes a full-line of fabricated steel and fabricated aluminum wheels for sale to OEMs in the passenger car and light truck segments of the automotive industry. Having commenced production in the early 1900s, the Company has manufactured more steel wheels in North America than any other manufacturer.

     The Company's fabricated wheel products, including fabricated aluminum wheels, chromed, full-face steel wheels, and clad-covered wheels, have been well received by its customers. The Company believes that new contracts obtained in 1996 and 1997 relating to these new products have positioned this group for significant future growth. Currently the Company produces fabricated aluminum wheels for both Ford and General Motors, including a full-faced, styled version for the Ford F150 truck.

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

     Customers. The Company estimates that its share of the North American market for steel wheels for fiscal 1997 was approximately 35% (including wheels manufactured by OEMs). Approximately 79% of the Company's steel wheels were sold to General Motors, Ford and Chrysler in fiscal 1997.

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

     As a result of the Motor Wheel Transactions, the Company had four fabricated steel wheel manufacturing facilities. In 1996, the Company decided to consolidate its fabricated steel wheel production into two facilities due to the reduction in demand for steel wheels resulting from the growing demand for aluminum wheels in North America. Production continues in the Bowling Green, Kentucky and Sedalia, Missouri facilities. The former Motor Wheel facility in Mendota, Illinois was closed in the fourth quarter of fiscal 1996 and the Company's Romulus, Michigan facility was closed in the third quarter of fiscal 1997. The Company believes that consolidating production from four facilities into two will allow the Company to optimize capacity utilization and thereby reduce costs.

     Competition. The Company's primary non-OEM competitors in the North American steel wheel market for passenger cars and light trucks are Meritor Automotive, Accuride, Topy and Central Manufacturing Company. The Company estimates that the competitors held a combined share of approximately 32% of the steel wheel market in 1997 while the OEMs together accounted for 33% of the market in 1997. The Company believes that it is well-positioned to maintain its market share of steel wheels at General Motors, Ford and Chrysler against non-OEM competition.

     The Company remains vulnerable to increased sourcing of steel wheels by General Motors and Ford to their respective wheel operations, which may win contracts based on factors other than quality, price and efficiency. General Motors and Ford supplied approximately 65% of their steel wheel needs in each of 1996 and 1997. The Company believes, however, that, with OEMs becoming increasingly sensitive to the cost of their products, and with new products such as styled steel and fabricated aluminum wheels, it will be able to capture market share from the OEMs. Neither General Motors nor Ford has production capability for stylized steel wheels or fabricated aluminum wheels. The Company continues to work with both General Motors and Ford on proposals to outsource their current in-house production of steel wheels.

  EUROPE

     In Europe, the Company has four fabricated wheel manufacturing facilities, which are located in Konigswinter, Germany; Manresa, Spain; Manisa, Turkey; and Ostrava, Czech Republic, where it designs, manufactures and distributes a full-line of fabricated steel wheels for sale to both OEMs and the aftermarket of the automotive industry throughout Europe. The Company's operations in Turkey are operated as a joint venture, with the Company owning 68% and Inci Holding A.S. owning the remaining 32%. This joint venture was established to provide the growing Turkish automobile industry with quality steel wheels.

     During fiscal 1997, Hayes Lemmerz Autokola, a.s. ("Autokola"), originally formed in October 1993 by the Company and Nova Hut a.s. ("Nova Hut") as a joint venture in Eastern Europe, became a wholly-owned subsidiary of the Company when the Company (which previously owned 58% of the equity of Autokola) acquired the remaining 42% of Autokola from Nova Hut. Autokola manufactures fabricated steel and fabricated aluminum wheels in Ostrava, Czech Republic. Autokola currently has capacity to produce 5.0 million fabricated steel and fabricated aluminum wheels annually, and since fiscal 1996, Autokola has been shipping wheels to GM-Opel in Germany.

     Customers. On a pro forma basis, the Company supplied approximately 21% of the automotive steel wheels manufactured in Europe in 1997. The Company's principal customers include BMW, Opel, Mercedes-Benz, Ford, Nissan, Volkswagen, Peugeot, Citroen, Renault, Toyota, Mitsubishi and Volvo. In Eastern Europe, Autokola's principal customer is Skoda, the national automobile manufacturer of the Czech Republic, for which it is the sole supplier of steel wheels.

     Manufacturing. The Company's steel wheel manufacturing facilities have a combined production capacity of 22 million steel wheels for passenger cars and light trucks. The Konigswinter, Germany facility has state-of-the-art, automated production equipment and extensive research and development facilities. The Company's lightweight steel wheel, which is approximately 15% lighter than a traditional steel wheel, was developed and is manufactured at the Konigswinter facility. The Company's Manresa, Spain facility has developed a specialty niche in wheels for light trucks, recreational vehicles and vans. The Manisa, Turkey facility produces wheels for the Turkish market and exports both OEM and aftermarket wheels to Western Europe. It benefits from lower labor rates and has enough available manufacturing space to double the plant's manufacturing capacity from 1.5 million to 3.0 million wheels. In addition to these manufacturing facilities, Autokola has completed a new paint facility and installed new fabricated aluminum and steel wheel rim and assembly lines. This equipment is state-of-the-art and was required to meet the volume and quality demands of Skoda and Autokola's new Western European customers.

     Competition. The Company's principal non-OEM competitors for the sale of passenger car and light truck steel wheels include Michelin Kronprinz, Dunlop-Topy and Fergat. Ford and VW together produced approximately 18% of all passenger car and light truck steel wheels in Europe during 1997.

AUTOMOTIVE BRAKE COMPONENTS

     The Company manufactures automotive brake components consisting primarily of composite metal drums and full cast drums for drum-type brakes and cast iron rotors for disc brakes. Sales of automotive brake products accounted for approximately 8% of the Company's net sales for fiscal 1997.

     Customers. In fiscal 1997, the Company sold substantially all of its automotive brake components to Chrysler, Ford and Nissan.

     Manufacturing. The Company currently has two manufacturing facilities in North America which produce brake components. These facilities include Homer, Michigan and a 75% owned subsidiary in Monterey, Mexico. Prior to the Motor Wheel Transactions, Motor Wheel had announced that as a result of maximizing manufacturing capacity and minimizing non-competitive costs, the Ypsilanti, Michigan plant would be closed. The plant was closed during the second quarter of fiscal 1997. Existing production was transferred to the remaining two facilities.

     The Company's brake components are considered to be among the highest quality components in the industry with parts per million quality statistics significantly better than industry averages. The Company continues to use its technological superiority to develop innovative new component designs addressing weight and warranty issues.

     Competition. The principal non-OEM competitors of the Company for the sale of automotive brake components include Lucas Varity, Bosch, American Axle and Racini. The Company believes that Lucas Varity and Bosch supply brake drums and rotors as well as anti-lock brake systems, while American Axle and Racini are suppliers of brake rotors and drums. General Motors is also a significant manufacturer of automotive brake components, installed primarily on General Motors' vehicles.

COMMERCIAL HIGHWAY PRODUCTS

     The Company's commercial highway vehicle wheels and brakes are produced and sold in North America and Europe.

  NORTH AMERICA

     The Company manufactures disc wheels and demountable rims for commercial highway vehicles. The Company also manufactures two-piece take-apart wheels for certain special applications, the most significant of which is for the High Mobility Multiple Purpose Wheeled Vehicle (the "Hummer") produced by AM General Corporation. The Company manufactures brake components for commercial highway vehicles consisting of conventional full cast iron brake drums and Centrifuse(R) brake drums. These different types of brake drums can also be assembled together with iron or aluminum hubs and sold as a unit. The Centrifuse(R) drums are manufactured using a proprietary process to fuse iron to a steel jacket to combine the advantages of iron and steel to produce a lighter and stronger brake drum. The Company has achieved a significant market share for this product which is supplied to OEMs almost exclusively as a result of fleet specifications. Sales of commercial highway products accounted for approximately 13% of the Company's net sales for fiscal 1997.

     Approximately 500,000 commercial highway trucks and trailers were sold in North America in 1997. Of this market, the Company supplied approximately 21% of the wheels and 27% of the hubs and drums sold in North America.

     Customers. The Company's largest customers for commercial highway wheels and rims include Trailmobile, Strick and Great Dane Trailers, while its largest customers for commercial highway brake components include Freightliner Corporation, PACCAR and Dana Corporation. Sales to OEMs and original equipment servicers (OES), and warehouse distributors and others constituted approximately 67% and 33%, respectively, of the Company's commercial highway net sales for fiscal 1997.

     Manufacturing. The Company has two manufacturing facilities which produce components for the commercial highway market. The Akron, Ohio facility produces wheels and rims and the Berea, Kentucky facility produces brake components.

     Competition. The Company competes for sales of commercial highway wheels, rims and brake components on the basis of cost, delivery, quality and service. The Company spends a considerable amount of effort obtaining fleet specifications where purchasers of commercial highway vehicles specify to the OEMs the components to be used. The principal competitors of the Company for the sale of commercial highway wheels and rims include Accuride and Alcoa. The Company believes that Accuride predominantly supplies steel wheels, but also supplies aluminum wheels, while Alcoa supplies aluminum wheels. The principal competitors of the Company for the sale of commercial highway hubs and drums are Gunite, Webb and Dayton Walther.

  EUROPE

     The Company manufactures steel truck and trailer wheels for sale to OEMs of commercial highway vehicles in Europe at its Konigswinter, Germany facility. In addition, the Company produces wheels for the forklift truck market. Recently, the Company underlined its leadership in both product and process technology by launching the first truck wheel with an outside valve hole. Management believes there is a growing need for this product due to the increase in penetration of disc brakes on heavy trucks.

     Customers. The Company supplied approximately 25% on a pro forma basis of the heavy truck steel wheels sold in Western Europe in 1997. The Company's principal customers for steel wheels for commercial highway vehicles include Mercedes-Benz, Renault, Iveco, Volvo, Leyland/DAF, Western Star, Kogel and Carjobull.

     Manufacturing. The Company believes that the Company's Konigswinter, Germany facility has the most technologically advanced truck wheel manufacturing line in the world. At this facility, the Company produces a variety of tubeless and tube-type wheels for commercial highway vehicles, as well as a variety of steel wheels for forklift trucks. The facility's total annual capacity for all of these products is 1.7 million wheels.

     Competition. The Company's principal competitors for the sale of commercial highway wheels in Europe include Michelin Kronprinz and Gianetti. Michelin Kronprinz has approximately 50% of this market.

OTHER PRODUCTS

     The Company has two non-wheel and non-brake aluminum casting operations, which are operated by the Company's 91% owned subsidiary called Metaalgieterij Giesen B.V. ("MGG"). MGG is comprised of two facilities which utilize sand-cast, low pressure and high-pressure aluminum casting processes. The sand casting process uses specially designed patterns to create sand molds into which molten aluminum is poured. Sand casting allows MGG to produce complicated pieces in small quantities. The complexity and low volume makes it too costly to manufacture these items using permanent mold casting, such as is used to produce cast aluminum wheels. MGG manufactures a variety of products, including heat exchangers used in gas-fired boilers, intake manifolds and aluminum housings for automotive and heavy truck applications, and a variety of aluminum products for the general machinery and electronics industries. From these facilities, the Company supplies approximately 50% of the cast aluminum heat exchangers for use in gas-fired boilers for the commercial and residential markets in Europe. The Company expects this market to nearly double over the next five years.

     In North America, the Company's aftermarket division sells passenger car, light truck and trailer wheels and other automotive products, such as brake controllers. The Company maintains warehouses in Dallas, Texas and Howell, Michigan for this purpose. In the aftermarket, the Company competes with a multitude of manufacturers depending upon the product and market.

     The Company also began a tire and wheel assembly operation in Brussels, Belgium in 1997. The Company supplies balanced tire and wheel assemblies to a Volkswagen assembly plant on a just-in-time basis. The Company believes that this is a potential growth market as OEMs continue to out-source non-strategic processes.

INVESTMENTS

     The Company has additional interests, to the extent described below, in the following businesses located throughout the world:

          (i) a 49% interest in Hayes Wheels de Venezuela, C.A., a steel wheel manufacturer in Venezuela;

         (ii) a 40% interest in Hayes Wheels de Mexico, S.A. de C.V., an aluminum and steel wheel manufacturer in Mexico;

         (iii) a 49% interest in Hayes Wheels do Brasil, Ltda., a manufacturer of aluminum wheels in Brazil;

         (iv) a 49% interest in Continental Lemmerz (Portugal) -- Componente para Automoveis, Lda., a tire and wheel assembly operation in Portugal;

          (v) a 47% interest in Borlem S.A. Empreendimentos Industriais, a steel and aluminum wheel manufacturer in Brazil;

         (vi) a 25% interest in Reynolds-Lemmerz Industries, a cast aluminum wheel manufacturer in Canada;

         (vii) a 25% interest in Kalyani-Lemmerz Ltd., a commercial highway steel wheel manufacturer in India;

        (viii) a 25% interest in Jantas Jant Sanayi ve Ticaret A.S., a commercial highway steel wheel manufacturer in Turkey;

         (ix) a 25% interest in Siam Lemmerz Co., Ltd., a cast aluminum wheel manufacturer in Thailand; and

          (x) a 35% interest in Automotive Overseas Investments (Pty) Ltd., a cast aluminum wheel manufacturer in South Africa (acquired during the first quarter of fiscal 1998).

     In addition, the Company has technical assistance agreements with ATP, a wheel manufacturer in Thailand, and with Colombiana de Frenos S.A. (Cofre), a steel and aluminum wheel manufacturer in Colombia.

ENVIRONMENTAL COMPLIANCE

     The Company, like most other manufacturing companies, is subject to and is required from time to time to take action at its facilities to comply with federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. In this regard, the Company maintains an ongoing compliance program to anticipate and, if necessary, correct environmental problems. The Company periodically incurs capital expenditures in order to upgrade its pollution control mechanisms and to comply with applicable laws. The Company believes it is in material compliance with applicable federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. See "-- Legal Proceedings."

EMPLOYEES

     At April 30, 1998, approximately 12% of the Company's employees in the United States were represented by UAW or USW. Collective bargaining agreements with the UAW or USW affecting these employees expire at various times through 2002 and 2003. As is common in many European jurisdictions, substantially all of the Company's employees in Europe are covered by country-wide collective bargaining agreements. In Europe, bargaining agreements are often made on a local basis. These agreements expire at various times through 1998. Additional agreements are often made with the facility Works Council on an individual basis covering miscellaneous topics of local concern. There are no company-wide or industry-wide bargaining units in the United States. The Company considers its employee relations to be satisfactory. See "-- Properties" for a listing of employees by location.

ITEM 2. PROPERTIES

     The Company operates eleven major manufacturing facilities in North America, and has its headquarters in Romulus, Michigan. Total North American manufacturing space exceeds 3.0 million square feet. Within Europe, the Company operates ten manufacturing facilities with approximately 3.2 million square feet in the aggregate. The Company believes that its plants are adequate and suitable for the manufacturing of products for the markets in which it sells. Moreover, the Company believes that it maintains adequate production capacity at its manufacturing facilities in both North America and Europe to meet current demand for all of its products. To meet projected demand for fabricated aluminum wheels and FFC(TM) wheels in North America and Europe, the Company expects to continue upgrading and expanding its current manufacturing facilities.

     The Company's manufacturing and research facilities are as follows:

                                                                                               OWNED OR
              LOCATION                 EMPLOYEES                      USE                       LEASED
              --------                 ---------                      ---                      --------
Romulus, MI..........................      230      Headquarters and R&D                       Leased
Howell, MI...........................      335      Cast Aluminum Wheels                        Owned
Gainesville, GA......................      230      Cast Aluminum Wheels                        Owned
Huntington, IN.......................      440      Cast Aluminum Wheels                        Owned
La Mirada, CA........................      540      Cast Aluminum Wheels                       Leased
Somerset, KY.........................      440      Cast Aluminum Wheels                        Owned
Sedalia, MO..........................      770      Fabricated Wheels                           Owned
Bowling Green, KY....................      185      Fabricated Wheels                          Leased
Homer, MI............................      190      Automotive Brake Components                 Owned
Monterey, Mexico.....................       90      Automotive Brake Components                Leased
Akron, OH............................      190      Commercial Highway Wheels                   Owned
Berea, KY............................      170      Commercial Highway Brake                    Owned
                                                      Components
Barcelona, Spain.....................      165      Cast Aluminum Wheels                        Owned
Dello, Italy.........................      350      Cast Aluminum Wheels and R&D                Owned
Campiglione Fenile, Italy............      120      Cast Aluminum Wheels                       Leased
Ostrava, Czech Republic..............      570      Fabricated Wheels                           Owned
Konigswinter, Germany................    1,300      Fabricated Wheels (Automotive and           Owned
                                                      Commercial Highway) and R&D
Manresa, Spain.......................      440      Fabricated Wheels                           Owned
Manisa, Turkey.......................      120      Fabricated Wheels                           Owned
Hoboken, Belgium.....................      800      Cast Aluminum Wheels, Non-Wheel             Owned
                                                      Castings and R&D
Tegelen, Netherlands.................      400      Non-Wheel Castings and R&D                  Owned
Brussels, Belgium....................       20      Tire and Wheel Assembly                     Owned

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

     The Company is a party to a patent infringement action, Lacks Incorporated v Hayes Wheels International, Inc., et al. brought in March 1997 in the U.S. District Court for the Eastern District of Michigan, regarding certain proprietary processes which it uses and upon which it has patents. Although the Company denies all substantive allegations of the plaintiff in this lawsuit and is vigorously defending this case, in the event that this lawsuit is determined adversely to the Company and the Company is unable to collect upon the indemnification rights which it has against a co-defendant in this lawsuit, this lawsuit could have a material adverse effect on the consolidated operations and financial condition of the Company.

     Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA", the Company currently has potential environmental liability arising out of both its wheel and non-wheel businesses at twelve (12) Superfund sites (the "Sites"). Of the Sites, nine (9) Sites were related to the operations of Motor Wheel prior to the divestiture of that business by The Goodyear Tire & Rubber Co. ("Goodyear"). In connection with the 1986 purchase of Motor Wheel by MWC Holdings, Inc. ("Holdings"), Goodyear agreed to retain all liabilities relating to these Sites and to indemnify and hold the Company harmless with respect thereto. Goodyear has acknowledged this responsibility and is presently representing the interests of the Company with respect to all matters relating to these nine (9) Sites.

     As a result of activities which took place at the Company's Howell, Michigan facility prior to its acquisition by the Company, the State of Michigan is performing, under CERCLA, a remedial investigation/feasibility study of PCB contamination at such facility, and in the adjacent South Branch of the Shiawasee River. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. ("Cast Forge") (the previous owner of this property) and the State of Michigan, any additional PCB cleanup which may be required is the financial responsibility of the State of Michigan, and not of Cast Forge or its successors or assigns (including the Company). The federal Environmental Protection Agency (the "EPA") has concurred in the consent judgment.

     The Company has entered into settlements with various government agencies and the other parties identified by the applicable agency as "potentially responsible parties" to resolve its liability with respect to the remaining two
(2) Sites. The Company's potential liability at each of these Sites is not currently anticipated to be material.

     The Company also has potential environmental liability at two state-listed sites in Michigan. Of these, one is covered under the indemnification agreement with Goodyear described above. The Company is presently working with the Michigan Department of Environmental Quality to resolve its liability with respect to the remaining state listed site, for which no significant costs are anticipated.

     In addition to the Sites, the Company has potential environmental liability at five (5) Superfund sites arising out of businesses presently operated by Kelsey-Hayes. Kelsey-Hayes has assumed and agreed to indemnify the Company with respect to any liabilities associated with these sites. Kelsey-Hayes has acknowledged this responsibility and is presently representing the interests of the Company with respect to these sites.

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

                                                           DATE OF
         NAME                    TITLE            AGE    APPOINTMENT                EXPERIENCE
         ----                    -----            ---    -----------                ----------
Ranko "Ron" Cucuz.....  Chief Executive Officer   54     October       Chairman of the Board of Directors
                                                          1992         of the Company since July, 1996;
                                                                       Director of the Company since
                                                                       October 1992; Group President of the
                                                                       wheels division of the Company,
                                                                       August 1992 to October 1992.
Giancarlo Dallera.....  Vice President --         51     October       Chief Executive Officer and Chairman
                         President, European              1992         of the Board of Hayes Lemmerz,
                         Aluminum Wheels                               S.p.A., Hayes Lemmerz Barcelona S.A.
                                                                       and Hayes Lemmerz Belgie N.V. since
                                                                       June 1997; Managing Director,
                                                                       Director and General Manager of
                                                                       Hayes Lemmerz, S.p.A., since April
                                                                       1990, 1985 and 1981, respectively.
                                                                       Managing Director of Hayes Lemmerz
                                                                       Barcelona, S.A., since October 1992
Klaus Junger..........  Vice President --         42     June 1997     Executive Vice President Finance of
                         President, European                           Lemmerz, June 1993 to June 1997;
                         Fabricated Wheels                             Managing Director of Hayes Lemmerz
                                                                       Holding GmbH since June 1997 and of
                                                                       Hayes Lemmerz Werke KGaA from May
                                                                       1995 to June 1997; Group Director
                                                                       Finance of Lemmerz Werke KGaA, July
                                                                       1990 to June 1993
Larry Karenko.........  Vice President -- Human   47     October       Federal Mogul Corporation: Group
                         Resources                        1994         Human Resources Manager, Chassis
                                                                       Products Operation, August 1993 to
                                                                       October 1994; Group Human Resources
                                                                       Manager, Powertrain Products
                                                                       Operation, August 1992 to August
                                                                       1993.
Ronald L.
  Kolakowski..........  Vice President --         51     November      Plant Manager, Sedalia Plant, June
                         President, North                 1995         1993 to October 1995. Vice
                         American Aluminum                             President, U.S. Operations for Acco
                         Wheels                                        Controls Group -- Babcock
                                                                       Industries, January 1990 to May
                                                                       1993.
William S. Linski.....  Vice President --         51     November      Chairman, Supervisory Board of
                         President, North                 1993         Autokola since October 1993. Vice
                         American Fabricated                           President, Oper-
                         Wheels                                        ations -- Fabricated Wheels, October
                                                                       1992 to October 1993.

                                                           DATE OF
         NAME                    TITLE            AGE    APPOINTMENT                EXPERIENCE
         ----                    -----            ---    -----------                ----------
Michael C. McGrath....  Vice President --         52     February      Vice President and General Manager,
                         President, Commercial            1994         Kelsey-Hayes Parts Division,
                         Highway and Aftermarket                       February 1990 to January 1994
                         Services Division
Daniel M. Sandberg....  Vice President --         38     March 1994    Director of Autokola since Decem-
                         International                                 ber 1996. Director of Hayes Lemmerz,
                         Operations, General                           S.p.A. since September 1994.
                         Counsel and Secretary                         Executive Vice President and General
                                                                       Counsel, Kelter-Thorner, Inc.,
                                                                       October 1990 to March 1994. General
                                                                       Counsel and Secretary, Meadowdale
                                                                       Foods, Inc., prior to October 1990.
William D. Shovers....  Vice President -- Chief   44     February      Director of Autokola since October
                         Financial Officer                1993         1993. Director of Hayes Lemmerz,
                                                                       S.p.A. since February 1993; Vice
                                                                       President -- Finance, Monroe
                                                                       Equipment Co., a division of Ten-
                                                                       neco Automotive Co., November 1989
                                                                       to January 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company had 30,090,845 shares of Common Stock outstanding and 102 record holders as of April 21, 1998. The Company's shares are traded on the The New York Stock Exchange ("NYSE") under the symbol "HAZ". Set forth below are the high and low sales prices for the Company's Common Stock as reported on the NYSE (and prior to December 18, 1997, the Nasdaq National Market System) for each quarterly period since July 2, 1996, the date of the Recapitalization. All prices were restated to reflect the 2-for-1 stock split effected in the form of a 100% stock dividend paid on January 6, 1997, to stockholders of record on December 20, 1996.

                                                               HIGH      LOW
                                                               ----      ---
FISCAL YEAR ENDED JANUARY 31, 1998
  Quarter ended January 31, 1998............................  33.750    23.750
  Quarter ended October 31, 1997............................  37.750    30.500
  Quarter ended July 31, 1997...............................  32.000    21.000
  Quarter ended April 30, 1997..............................  24.500    18.750
FISCAL YEAR ENDED JANUARY 31, 1997
  Quarter ended January 31, 1997............................  22.750    16.625
  Quarter ended October 31, 1996............................  16.875    13.875
  July 2, 1996 through July 31, 1996........................  16.000    14.750

     Since the Motor Wheel Transactions and the Recapitalization, the Company has not paid dividends on its Common Stock and does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to the Company for the five fiscal years ended January 31, 1998. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page F-1.

(AMOUNTS IN MILLIONS, EXCEPT SHARE AMOUNTS)  YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                             JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                1994          1995          1996          1997          1998
                                             -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:
  Net sales................................    $428.2        $537.6        $611.1       $  778.2      $1,269.8
  Depreciation and amortization............      24.8          29.6          32.7           47.6          71.2
  Interest expense, net....................      13.6          13.4          15.0           48.5          90.4
  Earnings (loss) before cumulative effect
     of changes in accounting principles
     and extraordinary loss................      24.6          29.9          28.4          (65.5)         31.4
  Cumulative effect of change in accounting
     principles............................     (24.6)           --            --             --            --
  Extraordinary loss.......................        --            --            --            7.4            --
                                               ------        ------        ------       --------      --------
  Net income (loss)........................    $   --        $ 29.9        $ 28.4       $  (72.9)     $   31.4
                                               ======        ======        ======       ========      ========
BALANCE SHEET DATA:
  Total assets.............................    $527.6        $589.6        $633.9       $1,183.1      $1,758.9
  Long-term debt...........................     104.0         112.7         129.0          710.2         897.0
  Stockholders' equity (deficit)...........     184.8         216.4         245.4          (41.1)        161.5
COMMON STOCK DATA:
  Basic net income (loss) before cumulative
     effect of change in accounting
     principles and extraordinary loss.....    $ 0.70        $ 0.85        $ 0.81       $  (2.36)     $   1.19
  Cumulative effect of change in accounting
     principles............................     (0.70)           --            --             --            --
  Extraordinary loss, net of tax...........        --            --            --          (0.27)           --
                                               ------        ------        ------       --------      --------
  Basic net income (loss) per share........    $   --        $ 0.85        $ 0.81       $  (2.63)     $   1.19
                                               ======        ======        ======       ========      ========
  Diluted net income (loss) per share......    $   --        $ 0.85        $ 0.81       $  (2.63)     $   1.12
                                               ======        ======        ======       ========      ========
  Dividends declared per share.............    $ 0.03        $ 0.03        $ 0.03       $  0.015            --
  Average shares outstanding (in
     thousands)............................    35,148        35,148        35,148         27,703        26,512

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales of the Company's wheels and brake components produced in North America are directly affected by the overall level of passenger car, light truck and commercial highway vehicle production of North American OEMs, while sales of its wheels in Europe are directly affected by the overall vehicle production in Europe. The North American and European automotive industries are sensitive to the overall strength of their respective economies.

  Fiscal 1997 Compared to Fiscal 1996

     The Company's net sales for fiscal 1997 were $1,269.8 million, an increase of $491.6 million or 63.2% as compared to net sales for fiscal 1996. This increase was due to the additional sales contributed by Motor Wheel which was acquired effective July 2, 1996, the additional sales contributed by Lemmerz which was acquired effective June 30, 1997, increased volume in both the North American and European Aluminum Wheel groups and increased sales in the Commercial Highway business. This increase was partially offset by lower selling prices due to the pass through of lower raw material costs, the negative effects of strikes at General Motors and Chrysler Corporation and lower exchange rates in Europe.

     The Company's gross profit for fiscal 1997 increased to $216.1 million or 17.0% of net sales as compared to $103.0 million or 13.2% of net sales for fiscal 1996. The increase in margin was due to the increased revenues, strong productivity in all the Company's European operations and the North American Aluminum Wheel group and positive results related to the capacity rationalization programs in the North American Fabricated Wheels group. Gross profit in the second quarter of fiscal 1996 included the write-down of certain assets and inefficiencies in former Motor Wheel facilities that were either being prepared for closure or were undergoing major restructurings.

     Marketing, general and administrative expenses were $52.5 million or 4.1% of net sales for fiscal 1997 as compared to $28.8 million or 3.7% of net sales for fiscal 1996, an increase of $23.7 million. This increase was due to additional costs as a result of both the Motor Wheel Transactions and the Lemmerz Acquisition. The Company believes marketing, general and administrative costs will improve as a percent of net sales due to savings recognized as a result of the Motor Wheel Transactions synergies and the expected savings to be realized as a result of the Lemmerz Acquisition.

     Engineering and product development costs increased by $4.5 million in fiscal 1997 as compared to fiscal 1996, however, these costs remained at 0.9% of net sales. The Company believes that engineering and product development costs as a percent of net sales will improve even as engineering and product development expenses increase to successfully launch new products.

     Amortization of intangible assets increased by $5.6 million to $12.7 million in fiscal 1997. This increase was due to the increased goodwill recognized as a result of the Motor Wheel Transactions and the Lemmerz Acquisition.

     Other income increased by $6.3 million in fiscal 1997 versus fiscal 1996. This increase was due to the recognition of a gain on the sale of the Company's Romulus, Michigan facility and the receipt of approximately $1.0 million as a favorable settlement related to litigation involving a property owned by Motor Wheel prior to the Motor Wheel Transactions.

     In fiscal 1996, nonrecurring charges of $115.4 million consisted of a one-time charge for the closing of the Company's Romulus, Michigan facility of $109.0 million, elimination of $2.9 million of deferred costs resulting from a previous patent infringement suit with Motor Wheel and $3.5 million of stock compensation recorded in conjunction with the payout of the management stock option plan. The Company did not incur any nonrecurring charges in fiscal 1997.

     Interest expense was $90.4 million for fiscal 1997, an increase of $41.9 million over fiscal 1996. This increase was due to the increase in debt as a result of the Motor Wheel Transactions, the recapitalization of the Company and the Lemmerz Acquisition.

     The extraordinary loss for bond defeasance in fiscal 1996 represented the redemption premium and unamortized debt issue costs related to the 9 1/4% Senior Notes due 2002, of which $98.5 million principal amount was retired as part of the Company's recapitalization. The Company did not incur any extraordinary items in fiscal 1997.

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

     The Company's gross profit for fiscal 1996 increased to $103.0 million or 13.2% of net sales, compared with $97.7 million or 16.0% of net sales for fiscal 1995. The decrease in margin percentage was attributable to: (i) the write-down of certain assets during the second quarter; (ii) inefficiencies in former Motor Wheel plants that are either being prepared for or are undergoing major restructuring; and (iii) production losses resulting from the General Motor strikes.

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

     Nonrecurring charges of $115.4 million consisted of a one-time charge for the closing of the Company's Romulus, Michigan facility of $109.0 million, elimination of $2.9 million of deferred costs resulting from a previous patent infringement suit with Motor Wheel and $3.5 million of stock compensation recorded in conjunction with the payout of the management stock option plan. The Romulus plant closure consisted of three main areas; (i) $63 million related to the writedown of assets to their estimated realizable value based on the decline in the steel wheel market since 1989 and the merger with Motor Wheel. This reserve reflects the writedown of excess land, buildings and equipment to fair value, as well as the writedown of certain tooling and goodwill; (ii) $25 million for estimated employee costs associated with pension and postretirement benefits. As a result of the current contract related to the closing, additional employees qualify for retirement benefits necessitating additional pension and retiree medical liabilities; and (iii) $21 million for estimated termination benefits, costs to shutdown the facility and other miscellaneous costs.

     Interest expense increased to $48.5 million for fiscal 1996, an increase of $33.5 million from fiscal 1995. This change was primarily caused by increased debt as a result of the acquisition of Motor Wheel and the recapitalization of the Company and higher bank fees and interest rates associated with this new debt.

     The extraordinary loss for bond defeasance represented the redemption premium and unamortized debt issue costs related to the 9 1/4% Senior Notes due 2002, of which $98.5 million principal amount was retired as part of the Company's recapitalization.

  Capital Resources and Liquidity

     The Company's operations provided $94.7 million in cash during fiscal 1997, an increase of $23.5 million over fiscal 1996. This increase was due to improved operating results and an increase in the Company's deferred tax liability resulting from net operating loss carryforwards in many of the Company's worldwide operations.

     Capital expenditures for fiscal 1997 were $90.9 million. These capital expenditures were primarily for additional machinery and equipment to increase the production capacity at the Company's North American and European Aluminum Wheel facilities to meet expected future customer requirements for fabricated aluminum and FFC(TM) wheels. The Company anticipates capital expenditures for fiscal 1998 will be approximately $112 million relating principally to new vehicle platforms, cost reduction programs and maintenance.

     The Company is party to an amended credit agreement dated June 30, 1997 (the "Amended Credit Agreement") with Canadian Imperial Bank of Commerce ("CIBC") and Merrill Lynch Capital Corporation ("Merrill Capital"), as managing agents. Pursuant to the Amended Credit Agreement, after giving effect to the Lemmerz Transactions, among other things, a syndicate of lenders have agreed to lend to the Company up to $470.5 million in the form of a senior secured term loan facility, such aggregate amount being allocated among (i) a Tranche A-1 Term Loan facility in an aggregate principal amount of up to $173.0 million,
(ii) a Tranche A-2 term Loan Facility in an aggregate principal amount of up to $100 million, (iii) a Tranche B Term Loan facility in an aggregate principal amount of up to $109.0 million and (iv) a Tranche C Term Loan facility in an aggregate principal amount of up to $88.5 million, and up to $270 million in the form of a senior secured revolving credit facility. Such term loan facilities and revolving facility are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan facilities and revolving facility are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future material domestic subsidiaries and 65% of the shares of certain of the Company's existing and future foreign subsidiaries. As of January 31, 1998, there was $196.4 million outstanding under the term loan facilities and $231.7 million available under the revolving facility.

     In connection with the Motor Wheel Transactions, the Company issued and sold $250 million in principal amount of 11% Senior Subordinated Notes due 2006 (the "11% Notes") in a public offering. The 11% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Company's domestic subsidiaries. The Company also retired $98.5 million principal amount of its 9 1/4% Senior Notes due 2002 and Motor Wheel redeemed all of its 11 1/2% Senior Notes due 2000 ($125 million principal amount) and repaid and terminated its revolving credit facility.

     In connection with the Lemmerz Acquisition, the Company issued and sold $400 million in principal amount of 9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% Notes") in two offerings under Rule 144A of the Securities Act which closed June 30, 1997 ($250 million aggregate principal amount, the proceeds of which were used to finance the Lemmerz Acquisition and refinance certain indebtedness under the Amended Credit Agreement) and July 22, 1997 ($150 million aggregate principal amount, the proceeds of which were used to refinance certain indebtedness under the Amended Credit Agreement). The 9 1/8% Notes are general unsecured obligations of the Company ranking pari passu with the 11% Notes and are guaranteed by certain of the same domestic subsidiaries of the Company as guaranteed the 11% Notes. In connection with the Lemmerz Acquisition, the Amended Credit Agreement and the issuance of the 9 1/8% Notes, the Company also retired $200 million principal amount of existing term debt under the Amended Credit Agreement and retired $55 million of outstanding obligations of Lemmerz.

     At January 31, 1998, the Company was in compliance with the various covenants under the agreements pursuant to which it may borrow money. Management expects that the Company will remain in material compliance with these covenants through the period ending January 31, 1999.

     The Company's liquidity needs arise primarily from principal and interest payments under the outstanding indebtedness, and from the funding of capital expenditures. Principal and interest payments under the Amended Credit Agreement and interest payments on the 11% Notes and the 9 1/8% Notes will represent significant liquidity requirements for the Company. With respect to the $196.4 million of indebtedness outstanding under Term Loan Facilities, the Company is required to make scheduled principal payments of approximately $2.9 million in 1998, $12.4 million in 1999, $20.5 million in 2000, $25.6 million in 2001 and an aggregate of $135.0 million thereafter. The Revolving Credit Facility will mature in July 2003. The loans under the Amended Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. In addition, the Company will have scheduled principal payments under other term loans of approximately $11.5 million in 1998, $10.7 million in 1999, $9.1 million in 2000, $3.7 million in 2001 and an aggregate of $15.0 million thereafter.

     The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the 11% Notes and the 9 1/8% Notes and to repay, extend or refinance the Amended Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

  Other Matters

     The Company does not believe that sales of its products are materially affected by inflation, although there can be no assurance that such an effect will not occur in the future. In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. In the United States, the Company adjusts the sales prices of its aluminum wheels every three months, if necessary, to reflect fully any increase or decrease in the price of aluminum. As a result, the Company's net sales of aluminum wheels are adjusted, although gross profit per wheel is not materially affected. Aluminum prices remained relatively stable during fiscal 1997. From time to time, the Company enters into futures contracts or purchase commitments solely to hedge against possible aluminum price changes that may occur between the dates of aluminum wheel price adjustments. Pricing and purchasing practices are similar in Europe, but opportunities to recover increased material costs from customers are more limited than in the United States. These arrangements typically relate on average up to 50% of the Company's production needs for the next three to six months.

     The value of the Company's consolidated assets and liabilities located outside the United States (which are translated at period end exchange rates) and income and expenses (which are translated using average rates prevailing during the period) have been affected by the translation values, particularly those of the Italian lira, Spanish peseta, German mark and Belgian franc. Such translation adjustments are reported as a separate component of stockholders' equity. As a result of the Lemmerz Acquisition, an increased percentage of the Company's revenues are derived from foreign sales (approximately 40% of total revenues). As a result, foreign exchange rate fluctuations could have an increased impact on the Company's reported results of operations. However, due to the self-sustaining nature of the Company's foreign operations (which maintain their own credit facilities, enter into borrowings and swap agreements and incur costs in their respective local currencies), the Company believes it can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, the Company has entered into certain foreign currency swap arrangements.

     The Company's net sales are continually affected by pressure from its major customers to reduce prices. The Company's emphasis on reduction of production costs, increased productivity and improvement of production facilities has enabled the Company to respond to this pressure.

     The Company has conducted a comprehensive review of its computer systems and related computer-controlled manufacturing and quality systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted and, as such, the Company believes that the cost of modification and conversion related to the Year 2000 problem will not have a material adverse effect on the results of operations or financial condition of the Company. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

     During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement will be adopted by the Company in the first quarter of fiscal 1998.

     During 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which introduces the "management approach" for segment reporting. This approach reflects management's organization of the business segments and is consistent with how the Company and its key decision-makers assess operating performance, make operating decisions and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the Company's Board of Directors. The statement requires disclosures for each segment that are similar to those currently required, with the adoption of quarterly disclosure requirements, after initial year of application, and geographic data by country. This statement will be adopted by the Company in fiscal 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted in the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information responsive to this Item regarding the directors of the Company is contained in the Company's definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held on June 11, 1998 (the "Proxy Statement"), under the caption "Proposal 1 -- Election of Class 2 Directors," which information is incorporated herein by reference. Information regarding the officers of the Company responsive to this Item appears at the end of Part I of this Annual Report on Form 10-K under the caption "Supplementary Information -- Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The response to this Item is contained in the Proxy Statement under the captions "Proposal 1 -- Election of Class 2 Directors -- Compensation of Directors and Related Matters" and "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item is contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Board of Directors of the Company has adopted a resolution providing that the Company will not enter into any transaction with or pay any fee to an affiliate or associate (as such terms are defined under Rule 12b-2 under the Exchange Act) of the Company (other than any subsidiary or associate of the Company in which no direct or indirect parent company of the Company has any interest otherwise than through the Company), unless (i) the transaction or fee is as fair to the Company as would be the case if such transaction or fee had been negotiated on an arm's-length basis with an unaffiliated third party and
(ii) the transaction or fee (if the value or cost thereof to the Company is $10 million or more) is approved by a majority of the Company's directors who are not employees of or otherwise associated with significant shareholders of the Company.

     Certain additional information regarding this Item is contained in the Proxy Statement under the caption "Executive Compensation -- Certain Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following documents are filed as part of this report:

(a) 1. Financial Statements

    The following financial statements of the Registrant are filed herewith as part of this report:

      (1) Independent Auditors' Report

      (2) Consolidated Statements of Operations for the years ended January 31, 1998, 1997 and 1996

      (3) Consolidated Balance Sheets at January 31, 1998 and 1997

      (4) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended January 31, 1998, 1997 and 1996

      (5) Consolidated Statements of Cash Flows for the years ended January 31, 1998, 1997 and 1996

      (6) Notes to Consolidated Financial Statements

    2. Financial Statement Schedules for fiscal 1997, 1996 and 1995

     Schedule II Valuation and Qualifying Accounts. All other schedules are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

    3. Exhibits

(E)   2.1     Agreement and Plan of Merger, dated as of March 28, 1996,
              between the Company and MWC Holdings, Inc. ("Holdings").
(H)   2.2     Purchase Agreement, dated as of June 6, 1997, among the
              Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and
              the shareholders of Lemmerz Holding GmbH
(F)   3.1     Restated Certificate of Incorporation of the Company and
              Certificate of Correction thereof.
(F)   3.2     Amended and Restated By-Laws of the Company.
(F)   3.3     Certificate of Merger of Holdings into the Company, filed
              with the Secretary of State of Delaware on July 2, 1996.
(K)   3.4     Certificate of Amendment to Restated Certificate of
              Incorporation of the Company
(A)   4.1     Reference is made to Exhibits 3.1 and 3.2.
(B)   4.2     Indenture, dated as of November 15, 1992, between the
              Company and Manufacturers and Traders Trust Company, as
              Trustee ($100,000,000 principal amount of 9 1/4% Senior
              Notes due 2002), including all exhibits thereto.
(B)   4.3     Form of Senior Note issued pursuant to the Indenture filed as Exhibit 4.2 hereto.
(F)   4.4     First Supplemental Indenture, dated as of June 20, 1996, to the Indenture filed as Exhibit 4.2.
(F)   4.5     Second Supplemental Indenture, dated as of June 26, 1996, to the Indenture filed as Exhibit 4.2.
(E)   4.6     Form of Subscription Agreement between the Company and the
              New Investors.
(I)   4.7     Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of
              New York as Trustee
(J)   4.8     Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy
              Securities Corp., Merrill Lynch Pierce Fenner & Smith
              Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co.
              Inc. and Salomon Brothers Inc.
(J)   4.9     Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of
              New York as Trustee

(J)   4.10    Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy
              Securities Corp. and Merrill Lynch Pierce Fenner & Smith
              Incorporated.
(A)  10.1     Management Services Agreement between the Company and K-H
              Corporation ("K-H").
(A)  10.2     Tax Sharing Agreement among the Company, Kelsey-Hayes
              Company and K-H.
(B)  10.3     Conveyance and Transfer Agreement, dated as of December 15,
              1992, between the Company and Kelsey-Hayes Company.
(A)  10.4     Lease Agreement between the Company and K-H Corporation.
(A)  10.5     Michigan Workers' Compensation Claims Payment Guarantee
              between the Company and Kelsey-Hayes Company.
(A)  10.6*    1992 Incentive Stock Option Plan.
(A)  10.7*    Long-Term Savings Plan.
(A)  10.8     Non-competition Agreement between the Company and Varity
              Corporation.
(A)  10.9*    Employment Agreement, dated February 1, 1993, between Hayes
              Wheels, S.p.A. and Giancarlo Dallera.
(B)  10.10    Joint Venture Agreement (the "Joint Venture Agreement"),
              dated as of February 16, 1993, by and between the Company
              and Nova Hut a.s. ("NH").
(C)  10.11    Amendment No. 1, dated August 17, 1993, to the Joint Venture
              Agreement.
(C)  10.12    Amendment No. 2, dated October 26, 1993, to the Joint
              Venture Agreement.
(C)  10.13    Project Funds Agreement, dated November 12, 1993, between
              Hayes Wheels Autokola NH, a.s. ("Autokola"), the Company and
              International Finance Corporation ("IFC").
(C)  10.14    Fee Clawback Agreement, dated November 12, 1993, between
              Autokola, the Company and IFC.
(C)  10.15    Subordination Agreement, dated November 12, 1993, between
              Autokola, NH, the Company and IFC.
(C)  10.16    Investment Agreement, dated November 12, 1993, between
              Autokola and IFC.
(A)  10.17*   Employee Benefits Agreement.
(D)  10.18*   Severance Agreements, each dated November 6, 1995, between the Company and its officers and certain employees.
(E)  10.21    Registration Rights Agreement, dated as of March 28, 1996, among the Company, Varity Corporation and K-H Corporation.
(F)  10.22    Form of Indemnification Agreement between the Company and
              each of its directors (filed as Exhibit B to the
              Stockholders' Agreement filed as Exhibit 2.2).
(G)  10.23*   First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(H)  10.24    Consulting Agreement, dated as of June 6, 1997, between the
              Company and H.K.L., L.L.C.
(H)  10.25    Consulting Agreement, dated as of June 6, 1997, between the
              Company and Horst Kukwa-Lemmerz
(I)  10.26    Amended and Restated Stockholders' Agreement, dated as of
              June 30, 1997, among the Company, Joseph Littlejohn & Levy
              Fund II, L.P., Chase Equity Associates, CIBC WG Argosy
              Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and
              TSG Capital Fund II, L.P. and the shareholders of Lemmerz
              Holding GmbH
(I)  10.27    Amended and Restated Credit Agreement, dated as of June 30,
              1997, among the Company, the several banks and financial
              institutions from time to time parties thereto, Canadian
              Imperial Bank of Commerce, Merrill Lynch Capital Corporation
              and Dresdner Bank A.G.
(L)  10.28*   Managing Director's Service Agreement, dated September 25,
              1997, between Hayes Lemmerz Holding GmbH and Klaus Junger

(L)            12     Computation of Ratios.
(L)            22.1   Subsidiaries of the Company.
(L)            23     Consent of KPMG Peat Marwick LLP.
(G)            24     Powers of Attorney.
(L)            27     Financial Data Schedule.

---------------
LEGEND FOR EXHIBITS

(A) Incorporated by reference from the Company's Registration Statement No. 33-53780 on Form S-l, filed with the SEC on October 27, 1992, as amended.

(B) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal Year Ended January 31, 1993, filed with the SEC.

(C) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(D) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, filed with the SEC.

(E) Incorporated by reference from the Company's Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(F) Incorporated by reference from the Company's Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(G) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal Year Ended January 31, 1997, filed with the SEC.

(H) Incorporated by reference from the Company's Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.

(I) Incorporated by reference from the Company's Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(J) Incorporated by reference from the Company's Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(K) Incorporated by reference from the Company's Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(L) Filed herewith.

 *   Denotes a compensatory plan, contract or arrangement.

     The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

(b) Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K with the SEC during the quarter ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of April, 1998.

                                          HAYES LEMMERZ INTERNATIONAL, INC.

                                          /s/ WILLIAM D. SHOVERS
                                          --------------------------------------
                                          William D. Shovers
                                          Vice President -- Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                   SIGNATURE                                        TITLE                          DATE
                   ---------                                        -----                          ----
/s/ RANKO CUCUZ                                       Chairman of the Board of
------------------------------------------------      Directors; Chief Executive Officer
Ranko Cucuz                                           and Director                            April 24, 1998

/s/ WILLIAM D. SHOVERS                                Vice President -- Finance and
------------------------------------------------      Chief Financial Officer                 April 24, 1998
William D. Shovers

/s/ D. N.VERMILYA                                     Corporate Controller and Chief
------------------------------------------------      Accounting Officer                      April 24, 1998
D. N. Vermilya

/s/ CLEVELAND A. CHRISTOPHE*                          Director                                April 24, 1998
------------------------------------------------
Cleveland A. Christophe

/s/ TIMOTHY J. CLARK*                                 Director                                April 24, 1998
------------------------------------------------
Timothy J. Clark

/s/ ANDREW R. HEYER*                                  Director                                April 24, 1998
------------------------------------------------
Andrew R. Heyer

/s/ HORST KUKWA-LEMMERZ*                              Director                                April 24, 1998
------------------------------------------------
Horst Kukwa-Lemmerz

/s/ PAUL S. LEVY*                                     Director                                April 24, 1998
------------------------------------------------
Paul S. Levy

/s/ JEFFREY LIGHTCAP*                                 Director                                April 24, 1998
------------------------------------------------
Jeffrey Lightcap

/s/ WIENAND MEILICKE*                                 Director                                April 24, 1998
------------------------------------------------
Wienand Meilicke

                   SIGNATURE                                        TITLE                          DATE
                   ---------                                        -----                          ----
/s/ JOHN S. RODEWIG*                                  Director                                April 24, 1998
------------------------------------------------
John S. Rodewig

/s/ DAVID YING*                                       Director                                April 24, 1998
------------------------------------------------
David Ying

*By /s/ PATRICK B. CAREY
-----------------------------------------------
     Patrick B. Carey
     Attorney-in-fact

                         INDEX TO FINANCIAL STATEMENTS

HAYES LEMMERZ INTERNATIONAL, INC.
Independent Auditors Report.................................  F-2
Consolidated Statements of Operations.......................  F-3
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit).................................................  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Hayes Lemmerz International, Inc.

We have audited the accompanying consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three year period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year-period ended January 31, 1998, in conformity with generally accepted accounting principles.

                                            /s/ KPMG Peat Marwick LLP

Detroit, Michigan
February 27, 1998

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                                   1998           1997           1996
                                                                -----------    -----------    -----------
Net sales...................................................     $1,269.8        $ 778.2        $611.1
Cost of goods sold..........................................      1,053.7          675.2         513.4
                                                                 --------        -------        ------
     Gross profit...........................................        216.1          103.0          97.7
Marketing, general and administration.......................         52.5           28.8          27.1
Engineering and product development.........................         11.7            7.2           4.7
Amortization of intangible assets...........................         12.7            7.1           2.6
Equity in loss of unconsolidated subsidiaries...............          4.5            2.5            --
Other income, net...........................................        (10.8)          (4.5)         (1.5)
Nonrecurring charges (Note 10)..............................           --          115.4           3.6
                                                                 --------        -------        ------
     Earnings (loss) from operations........................        145.5          (53.5)         61.2
Interest expense, net.......................................         90.4           48.5          15.0
                                                                 --------        -------        ------
     Earnings (loss) before taxes on income, minority
       interest and extraordinary loss......................         55.1         (102.0)         46.2
Income tax (benefit) provision (Note 6).....................         23.2          (36.7)         17.8
                                                                 --------        -------        ------
     Earnings (loss) before minority interest and
       extraordinary loss...................................         31.9          (65.3)         28.4
Minority Interest...........................................          0.5            0.2            --
                                                                 --------        -------        ------
     Earnings (loss) before extraordinary loss..............         31.4          (65.5)         28.4
Extraordinary loss, net of tax of $4.9 (Note 7).............           --            7.4            --
                                                                 --------        -------        ------
     Net income (loss)......................................     $   31.4        $ (72.9)       $ 28.4
                                                                 ========        =======        ======
Basic net income (loss) per share:
     Income (loss) before extraordinary loss................     $   1.19        $ (2.36)       $ 0.81
     Extraordinary loss, net of tax.........................           --          (0.27)           --
                                                                 --------        -------        ------
Basic net income (loss) per share...........................     $   1.19        $ (2.63)       $ 0.81
                                                                 ========        =======        ======
Diluted net income (loss) per share.........................     $   1.12        $ (2.63)       $ 0.81
                                                                 ========        =======        ======

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                JANUARY 31,    JANUARY 31,
                           ASSETS                                  1998           1997
                           ------                               -----------    -----------
Current assets:
  Cash and cash equivalents.................................     $   23.1       $   47.5
  Receivables (less allowance of $4.3 million at January 31,
     1998 and $2.2 million at January 31, 1997).............        217.8          145.2
  Inventories (Note 3)......................................        131.5           82.9
  Prepaid expenses and other................................         10.0           13.9
                                                                 --------       --------
     Total current assets...................................        382.4          289.5
Property, plant and equipment:
  Land......................................................         15.6           20.1
  Buildings.................................................        154.7           98.0
  Machinery and equipment...................................        622.3          515.2
                                                                 --------       --------
                                                                    792.6          633.3
  Accumulated depreciation..................................       (122.2)        (146.9)
                                                                 --------       --------
     Net property, plant and equipment......................        670.4          486.4
Goodwill and other assets (Note 4)..........................        706.1          407.2
                                                                 --------       --------
  Total assets..............................................     $1,758.9       $1,183.1
                                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------
Current liabilities:
  Bank borrowings (Note 7)..................................     $   23.6       $    5.6
  Current portion of long-term debt (Note 7)................         14.4           23.9
  Accounts payable and accrued liabilities (Notes 5 and
     11)....................................................        334.9          244.8
                                                                 --------       --------
     Total current liabilities..............................        372.9          274.3
Noncurrent liabilities:
  Long-term debt, net of current portion (Note 7)...........        882.6          686.3
  Deferred income taxes (Note 6)............................         34.8             --
  Minority interest.........................................          5.6            8.3
  Pension and other long-term liabilities (Notes 9 and
     10)....................................................        301.5          255.3
                                                                 --------       --------
     Total noncurrent liabilities...........................      1,224.5          949.9
Commitments and contingencies (Notes 7, 8, 9 10 and 11)
Stockholders' equity (deficit) (Note 13):
  Preferred Stock, 25,000,000 shares authorized, none issued
     or outstanding.........................................           --             --
  Common stock, par value $0.01 per share:
     Voting -- authorized 99,000,000; issued and
      outstanding, 27,439,419 at January 31, 1998 and
      22,241,492 at January 31, 1997........................          0.3            0.2
     Nonvoting -- authorized 5,000,000; issued and
      outstanding, 2,649,026 at January 31, 1998 and 149,026
      at January 31, 1997...................................           --             --
  Additional paid-in capital................................        229.4           43.6
  Accumulated deficit.......................................        (50.8)         (82.2)
  Cumulative translation adjustment.........................        (17.4)          (0.5)
  Pension liability adjustment..............................           --           (2.2)
                                                                 --------       --------
     Total stockholders' equity (deficit)...................        161.5          (41.1)
                                                                 --------       --------
     Total liabilities and stockholders' equity (deficit)...     $1,758.9       $1,183.1
                                                                 ========       ========

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    YEARS ENDED JANUARY 31, 1998, 1997, 1996

                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                 COMMON STOCK
                             --------------------    ADDITIONAL    RETAINED     CUMULATIVE      PENSION
                                             PAR      PAID-IN      EARNINGS     TRANSLATION    LIABILITY
                               SHARES       VALUE     CAPITAL      (DEFICIT)    ADJUSTMENT     ADJUSTMENT    TOTAL
                               ------       -----    ----------    ---------    -----------    ----------    -----
Balance, January 31,
  1995.....................   35,148,000    $ 0.4     $ 198.3       $ 22.3        $ (2.2)        $(2.4)      $216.4
Cash dividends ($0.03 per
  share)...................           --       --          --         (1.1)           --            --         (1.1)
Net income.................           --       --          --         28.4            --            --         28.4
Translation adjustment.....           --       --          --           --           1.9            --          1.9
Pension adjustment.........           --       --          --           --            --          (0.2)        (0.2)
                             -----------    -----     -------       ------        ------         -----       ------
Balance, January 31,
  1996.....................   35,148,000      0.4       198.3         49.6          (0.3)         (2.6)       245.4
Cash dividends ($0.03 per
  share)...................           --       --          --         (0.5)           --            --         (0.5)
Net loss...................           --       --          --        (72.9)           --            --        (72.9)
Translation adjustment.....           --       --          --           --          (0.2)           --         (0.2)
Pension adjustment.........           --       --          --           --            --           0.4          0.4
Exercise of options........      125,718       --         2.0           --            --            --          2.0
Recapitalization...........  (12,883,200)    (0.2)     (156.7)       (58.4)           --            --       (215.3)
                             -----------    -----     -------       ------        ------         -----       ------
Balance, January 31,
  1997.....................   22,390,518      0.2        43.6        (82.2)         (0.5)         (2.2)       (41.1)
Net income.................           --       --          --         31.4            --            --         31.4
Translation adjustment.....           --       --          --           --         (16.9)           --        (16.9)
Pension adjustment.........           --       --          --           --            --           2.2          2.2
Repurchase of common
  stock....................      (20,100)      --        (0.6)          --            --            --         (0.6)
Exercise of options........      151,102       --         2.2           --            --            --          2.2
Lemmerz Acquisition........    5,000,000      0.1       108.7           --            --            --        108.8
Equity offering............    2,566,925       --        75.5           --            --            --         75.5
                             -----------    -----     -------       ------        ------         -----       ------
Balance, January 31,
  1998.....................   30,088,445    $ 0.3     $ 229.4       $(50.8)       $(17.4)        $  --       $161.5
                             ===========    =====     =======       ======        ======         =====       ======

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                             YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                             JANUARY 31,      JANUARY 31,      JANUARY 31,
                                                                1998             1997             1996
                                                             -----------      -----------      -----------
Cash flows from operating activities:
  Net income (loss).......................................     $  31.4          $ (72.9)         $ 28.4
  Adjustments to reconcile net income (loss) to net cash
     provided by operations:
     Depreciation and tooling amortization................        51.7             36.6            26.6
     Amortization of intangibles..........................        19.5             11.0             6.1
     Increase (decrease) in deferred taxes................        27.3            (31.5)            7.7
     Nonrecurring charges.................................          --            115.4             3.6
     Equity in losses of unconsolidated subsidiaries......         4.5              2.5              --
     Extraordinary loss...................................          --             12.3              --
     Changes in operating assets and liabilities:
     (Increase) decrease in receivables...................       (18.3)             3.3           (14.5)
     (Increase) decrease in inventories...................        (1.8)             4.4            (1.9)
     (Increase) decrease in prepaid expenses and other....         5.6              1.9            (2.4)
     Increase in accounts payable and accrued
       liabilities........................................        23.8             15.9             2.9
     Decrease in other long-term liabilities..............       (49.0)           (27.7)          (11.6)
                                                               -------          -------          ------
          Cash provided by operating activities...........        94.7             71.2            44.9
Cash flows from investment activities:
     Acquisition of property, plant and equipment.........       (90.9)           (71.4)          (43.4)
     Purchase of businesses, net of cash..................      (228.0)              --              --
     Net cash acquired with joint venture investment......          --              5.0              --
     Investment in joint venture..........................          --               --            (3.2)
     Other, net...........................................        (8.0)             1.3            (5.8)
                                                               -------          -------          ------
          Cash used in investment activities..............      (326.9)           (65.1)          (52.4)
Cash flows from financing activities:
     Decrease in foreign bank borrowings and loans........       (14.3)            (4.1)           (6.4)
     Retirement of long term debt.........................          --           (106.4)             --
     Retirement of acquired long term debt................          --           (137.7)             --
     Proceeds from issuance of long term debt.............       500.0            673.5              --
     Common stock repurchase..............................          --           (506.1)             --
     Proceeds from equity infusions, net of costs.........        77.1            185.4              --
     Dividends paid to stockholders.......................          --             (0.5)           (1.1)
     Fees paid to issue long term debt....................       (17.0)           (35.0)             --
     Increase (decrease) in bank revolving loan and other
       domestic loans.....................................      (339.2)           (29.5)           16.3
                                                               -------          -------          ------
          Cash provided by financing activities...........       206.6             39.6             8.8
Effect of exchange rate changes on cash and cash
  equivalents.............................................         1.2               --              --
                                                               -------          -------          ------
          Increase (decrease) in cash and cash
            equivalents...................................       (24.4)            45.7             1.3
Cash and cash equivalents at beginning of year............        47.5              1.8             0.5
                                                               -------          -------          ------
Cash and cash equivalents at end of year..................     $  23.1          $  47.5          $  1.8
                                                               =======          =======          ======

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(1) ORGANIZATION

  Description of Business

     Unless otherwise indicated, references to "Company" mean Hayes Lemmerz International, Inc. and its subsidiaries and references to fiscal year means the Company's year ended January 31 of the following year (e.g., "fiscal 1997" refers to the period beginning February 1, 1997 and ending January 31, 1998, "fiscal 1996" refers to the period beginning February 1, 1996 and ending January 31, 1997 and "fiscal 1995" refers to the period beginning February 1, 1995 and ending January 31, 1996).

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

  Acquisitions

     On June 30, 1997, the Company completed the acquisition of Lemmerz Holding GmbH ("Lemmerz") in exchange for payment to the shareholders of Lemmerz of (i) $200 million in cash and (ii) a total of five million shares of the Company's Series A Convertible Participating Preferred Stock, par value $0.01 per share, which, upon receipt of stockholder approval on October 22, 1997, automatically converted into five million shares of the Company's common stock (the "Lemmerz Acquisition"). As a result of the Lemmerz Acquisition, Lemmerz become a subsidiary of the Company. At the Company's annual shareholders meeting held on October 22, 1997, the Company formally approved the change of its name to Hayes Lemmerz International, Inc.

     The Lemmerz Acquisition was accounted for by the purchase method of accounting with the results of Lemmerz included from the acquisition date. The fair value of the assets acquired, including goodwill, was $650.0 million and liabilities assumed was $330.9 million. Goodwill and other intangibles of $242.4 million are being amortized over a 40-year life on a straight-line basis.

     In October, 1996, the Company exercised its right to increase its ownership in Hayes Wheels Autokola NH a.s. ("Autokola) from 45% to 58% in consideration for a cash contribution of $6.0 million. As a result of the increased ownership, financial results for Autokola have been included in the consolidated financial statements of the Company since November, 1996. In November 1997, the Company purchased the remaining 42% ownership of Autokola from Nova Hut for $13.0 million.

     On July 2, 1996, the Company consummated a merger between MWC Holdings, Inc. ("Holdings") and the Company, pursuant to which, among other things, Holdings was merged with and into the Company, with the Company as the surviving corporation (the "Motor Wheel Merger"). As a result of the Motor Wheel Merger, Motor Wheel Corporation ("Motor Wheel"), a wholly owned subsidiary of Holdings, became a wholly owned subsidiary of the Company.

     The Company acquired Holdings for a total purchase price of approximately $105.4 million, which included (i), the issuance of 6,250,000 shares of new common stock, and (ii) 2,300,000 warrants. The merger was accounted for under the purchase method of accounting with the results of operations of Motor Wheel included in the accompanying financial statements from the date of the Motor Wheel Merger. The fair value of the assets acquired, including goodwill, was $420.8 million and liabilities assumed was $315.4 million. Goodwill and other intangibles of $224.5 million are being amortized over a 40-year life on a straight-line basis.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(1) ORGANIZATION -- (CONTINUED)
     On August 28, 1997, the Company completed the acquisition of the assets of Bosch Braking Systems Corporation's heavy-duty hub and drum and medium- and heavy-duty steel wheel businesses for $17.5 million

  Debt and Equity Offerings

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

     In connection with the Lemmerz Acquisition, the Company entered into an amended and restated credit agreement dated June 30, 1997, under which the Company increased its term loan facilities to $470.5 million and its revolving credit facility to $270.0 million. Additionally the Company issued and sold $400 million 9 1/8% Senior Subordinated Notes due in 2007 (the "9 1/8% Notes"). See
Note 7 for additional disclosure.

     On December 6, 1996, the Company's Board of Directors declared a stock split to be effected in the form of a stock dividend, which resulted in the issuance of one additional share of the Company's common stock for every outstanding share of common stock. All share information included in the accompanying financial statements and footnote information has been adjusted to reflect the effect of such stock split.

     Immediately prior to the Motor Wheel Merger and as part of the financing thereof, the Company issued and sold to certain new investors (i) an aggregate of 200,000 shares of Preferred Stock, which upon consummation of the Motor Wheel Merger were converted into an aggregate of 12,500,000 shares of new common stock, and (ii) 300,000 warrants, in exchange for aggregate cash consideration, net of related costs, of $185.4 million (the "Recapitalization"). The Company also issued new long-term debt totaling $673.5 million which was utilized along with the equity infusion to (i) retire $106.4 million principal amount plus redemption premium of the Company's 9 1/4% Senior Notes due 2002; (ii) retire all existing senior debt of Motor Wheel at the time of the acquisition; and
(iii) repurchase 31,633,200 shares of the Company's common stock. The Company also suspended the payment of cash dividends effective with the Recapitalization.

  Unaudited Pro Forma Data

     The following unaudited pro forma financial data illustrates the estimated effects as if the Motor Wheel Merger and Recapitalization, the Lemmerz Acquisition, issuance of 9 1/8% Notes and the equity offering had been completed as of the beginning of the periods presented, after including the impact of certain adjustments,

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(1) ORGANIZATION -- (CONTINUED)

such as amortization, depreciation, interest expense and the related income tax effects (dollars in millions, except per share amounts):

                                                                 UNAUDITED
                                                 -----------------------------------------
                                                 YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                 JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                    1998           1997           1996
                                                 -----------    -----------    -----------
Net sales......................................   $1,455.9       $1,373.0       $1,427.4
Earnings (loss) from operations................      160.9          (11.9)         111.7
Net income (loss)..............................       34.1          (79.7)           4.5
Diluted net income (loss) per common share.....       $1.07        $(2.65)           $0.15

     The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in joint ventures are accounted for under the equity method. Financial position and results of operations for these entities as of, and for the twelve months ended January 31, 1998, 1997 and 1996, respectively, were not material to the consolidated financial statements of the Company.

  Revenue Recognition

     Sales are recorded when products are shipped to customers.

  Inventories

     Inventories are stated at the lower of cost or market, with cost determined by the last in, first out (LIFO) method for a portion of domestic inventories. Cost for other inventories, which were approximately 68 percent and 48 percent of inventories at January 31, 1998 and 1997, respectively, are stated using the first in, first out (FIFO) or average cost method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead.

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

Buildings...................................................        25 years
Machinery and equipment.....................................  12 to 14 years

     Expenditures for maintenance, repairs and minor replacements of $45.7 million, $28.1 million and $22.8 million for the years ended January 31, 1998, 1997 and 1996, respectively, were charged to expense as incurred.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(2) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES -- (CONTINUED)
  Special Tooling

     Expenditures made to meet special tooling requirements are capitalized. Special tooling which is reimbursable by the customer is classified as either a current asset or noncurrent asset, depending upon the expected time of reimbursement. Special tooling which is not reimbursable by the customer is classified as a noncurrent asset and is charged to expense on a straight line basis over a five year period or the estimated useful life, whichever is shorter.

  Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 40 years. Recoverability is reviewed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value of those assets, including goodwill.

  Research and Development Costs

     Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 1998, 1997 and 1996, were approximately $2.9 million, $3.1 million and $2.3 million, respectively.

  Financial Instruments

     The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank borrowings, variable rate long-term debt, and other liabilities approximate market value, as interest rates vary with market rates. The fair value of fixed rate debt, interest rate cap agreements and cross-currency interest rate swap agreements is discussed in Note 7.

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

     The Company has entered into interest rate cap agreements to minimize the impact of increases in interest rates. The costs of interest rate cap agreements are included in interest expense ratably over the lives of the agreements. The unamortized costs of the cap agreements are included in other assets and approximate fair value.

     The Company has global operations and enters into forward exchange contracts to hedge certain of its foreign currency commitments. Gains and losses from changes in exchange rates on these contracts are deferred and recognized in income when the hedged transaction is settled. The Company also uses cross-currency interest rate swap agreements to hedge a portion of the Company's net investments in foreign subsidiaries. Related foreign exchange gains and losses on the notional principal amount are included in the cumulative translation adjustment component of stockholders' equity.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(2) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES -- (CONTINUED)
  Foreign Currency Translation

     Translation of assets and liabilities of subsidiaries denominated in foreign currencies are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the cumulative translation adjustment section of Stockholders' Equity. Foreign currency gains and losses resulting from transactions in foreign currencies are included in results of operations.

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

  Environmental Compliance and Remediation

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Estimated costs are based upon enacted laws and regulations, existing technology and the most probable method of remediation. The costs determined are not discounted and exclude the effects of inflation and other societal and economic factors. Where the cost estimates result in a range of equally probable amounts, the lower end of the range is accrued. Costs for environmental compliance and remediation are not material to the consolidated financial statements as of January 31, 1998, 1997 and 1996.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(2) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES -- (CONTINUED)
  Statement of Cash Flows

     For purposes of reporting cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The following is additional information to the Consolidated Statements of Cash Flows (millions of dollars):

                                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                                               JANUARY 31,      JANUARY 31,      JANUARY 31,
                                                  1998             1997             1996
                                               -----------      -----------      -----------
Cash paid for interest.......................    $ 84.3           $ 40.0            $13.8
Cash paid for income taxes...................       8.5              7.7             12.0
Non-cash financing activity:
  Acquisition of Motor Wheel.................        --            105.4               --
  Acquisition of Lemmerz.....................     108.8               --               --

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

  Stock-Based Compensation

     Prior to February 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 1, 1996, the Company adopted SFAS No. 123 Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25, however requires disclosures of pro forma net income and pro forma earnings per share as if employee stock option grants made in 1995 and future years were treated as compensation expense using the fair-value-based method defined in SFAS No, 123. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See Note 13.

  Earnings per Share

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"), which changes the calculation of earnings per share to be more consistent with countries outside of the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(2) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES -- (CONTINUED) computed using only the weighted average shares outstanding, while diluted EPS is computed considering the dilutive effect of options and warrants.

     Net income (loss) per share information has been computed using the new standard for all periods presented. Shares outstanding for the years ended January 31, 1998, 1997 and 1996, were as follows:

                                                         1998     1997     1996
                                                         ----     ----     ----
Weighted average shares outstanding...................  26,512   27,703   35,148
Dilutive effect of options and warrants...............   1,620       --       --
                                                        ------   ------   ------
Diluted shares outstanding............................  28,132   27,703   35,148
                                                        ======   ======   ======

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Generally assets and liabilities which are subject to estimation and judgement include asset valuation reserves, pension and post retirement costs, restructuring reserves, self insurance accruals and environmental remediation accruals. Management does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company's financial position or future results of operations.

(3) INVENTORIES

     The major classes of inventory are as follows (millions of dollars):

                                                             JANUARY 31,    JANUARY 31,
                                                                1998           1997
                                                             -----------    -----------
Raw materials............................................      $ 40.9          $32.0
Work-in-process..........................................        37.6           21.1
Finished goods...........................................        53.0           29.8
                                                               ------          -----
  Total..................................................      $131.5          $82.9
                                                               ======          =====

(4) GOODWILL AND OTHER ASSETS

     Goodwill and other assets consist of the following (millions of dollars):

                                                             JANUARY 31,    JANUARY 31,
                                                                1998           1997
                                                             -----------    -----------
Goodwill and other intangibles...........................      $557.9         $328.4
Unamortized debt issuance costs..........................        40.6           29.5
Deferred tax assets......................................        45.3           18.0
Other....................................................        62.3           31.3
                                                               ------         ------
  Total..................................................      $706.1         $407.2
                                                               ======         ======

     Goodwill and other intangibles are presented net of accumulated amortization of $48.5 million and $35.8 million at January 31, 1998 and 1997, respectively.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(5) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (millions of dollars):

                                                             JANUARY 31,    JANUARY 31,
                                                                1998           1997
                                                             -----------    -----------
Accounts payable.........................................      $241.1         $160.8
Employee costs...........................................        39.2           24.1
Accrued interest.........................................         7.6            7.4
Other accrued liabilities................................        47.0           52.5
                                                               ------         ------
  Total..................................................      $334.9         $244.8
                                                               ======         ======

(6) TAXES ON INCOME

     The components of pre-tax income (loss) are as follows (millions of dollars):

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                     1998           1997           1996
                                                  -----------    -----------    -----------
United States.................................       $23.6         $(127.6)        $34.6
Foreign.......................................        31.5            13.3          11.6
                                                     -----         -------         -----
                                                     $55.1         $(114.3)        $46.2
                                                     =====         =======         =====

     The provision for taxes on income is summarized as follows (millions of dollars):

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                     1998           1997           1996
                                                  -----------    -----------    -----------
Current:
  Federal and State...........................       $(5.6)        $(15.8)         $ 4.5
  Foreign.....................................        12.1            4.1            4.0
                                                     -----         ------          -----
                                                       6.5          (11.7)           8.5
Deferred:
  Federal and State...........................        15.5          (29.3)           9.4
  Foreign.....................................         1.2           (0.6)          (0.1)
                                                     -----         ------          -----
                                                      16.7          (29.9)           9.3
Less: Extraordinary items (Note 7)............          --            4.9             --
                                                     -----         ------          -----
  Taxes on income excluding extraordinary
     items....................................       $23.2         $(36.7)         $17.8
                                                     =====         ======          =====

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(6) TAXES ON INCOME -- (CONTINUED)
     A reconciliation of federal income tax computed at the statutory 35% rate to the actual provision for taxes on income follows (millions of dollars):

                                                                YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                                   1998           1997           1996
                                                                -----------    -----------    -----------
Federal taxes computed at statutory rate....................       $19.3         $(40.0)         $16.2
Increase (decrease) resulting from:
  Unrecognized tax benefit from net operating loss
     carryforwards..........................................         0.8            0.8            1.2
  Tax benefit from foreign sales corporation................          --             --           (0.5)
  Expiring foreign net operating loss.......................          --             --            0.7
  Effective tax rate differential on earnings of
     consolidated foreign affiliates........................         4.0           (0.8)          (0.4)
  Permanent differences resulting from purchase
     accounting.............................................         1.9            2.3            0.9
  Change in valuation allowance for foreign NOL
     carryforward/deferred tax asset........................        (0.8)          (0.8)          (1.9)
  Effect of change in tax rates on deferred tax balance.....        (3.0)            --             --
  All other items...........................................         1.0           (3.1)           1.6
                                                                   -----         ------          -----
     Income tax expense (benefit)...........................       $23.2         $(41.6)         $17.8
                                                                   =====         ======          =====

     Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. The cumulative tax effect of the major items follows (millions of dollars):

                                                             JANUARY 31,    JANUARY 31,
                                                                1998           1997
                                                             -----------    -----------
Deferred tax assets:
  Nondeductible accrued liabilities......................      $  90.8        $103.1
  Net operating loss and tax credit carryforwards........         57.0          24.3
  Pension................................................         12.8           9.0
  Other..................................................          2.6            --
  Inventory..............................................          2.5            --
                                                               -------        ------
     Total gross deferred tax assets.....................        165.7         136.4
  Less valuation allowance...............................        (19.9)        (19.7)
                                                               -------        ------
     Net deferred tax assets.............................        145.8         116.7
Deferred tax liabilities:
  Fixed assets, principally due to differences in
     depreciation........................................       (102.8)        (90.9)
  Intangibles............................................        (25.8)         (7.8)
  Inventory..............................................         (3.5)           --
  All other items........................................         (3.2)           --
                                                               -------        ------
     Total gross deferred tax liabilities................       (135.3)        (98.7)
                                                               -------        ------
     Net deferred tax asset (liabilities)................      $  10.5        $ 18.0
                                                               =======        ======

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the inability of a foreign subsidiary to fully utilize available net operating loss carryforwards which expire through the year 2012. The subsequent recognition of tax benefits

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(6) TAXES ON INCOME -- (CONTINUED)
relating to the valuation allowance will be reported in the consolidated statement of operations $(9.7) million or as a reduction of goodwill $(10.0) million as opportunities to utilize these carryforwards become more certain.

     The Company has domestic operating loss carryforwards of approximately $101.9 million expiring in years 2005 through 2012, foreign net operating loss carryforwards of approximately $10.9 million which may be carried forward indefinitely, and alternative minimum and other tax credits of approximately $18 million.

(7) BANK BORROWINGS AND LONG-TERM DEBT

     Bank borrowings consist of short-term notes of the Company's foreign subsidiaries.

     Long-term debt consists of the following (millions of dollars):

                                                                JANUARY 31,    JANUARY 31,
                                                                   1998           1997
                                                                -----------    -----------
Bank Term Notes.............................................      $196.4         $423.5
Other domestic loans maturing through 2002 weighted average
  interest rates of 7.4% and 6.5% at January 31, 1998 and
  1997......................................................         1.8            0.7
Various foreign bank and government loans maturing through
  2006, weighted average interest rates of 6.2% and 8.8% at
  January 31, 1998 and 1997.................................        51.1           34.5
9 1/8% Senior Subordinated Notes due 2007...................       396.2             --
11% Senior Subordinated Notes due 2006......................       250.0          250.0
9 1/4% Senior Subordinated Notes due November 15, 2002......         1.5            1.5
                                                                  ------         ------
                                                                   897.0          710.2
Less current portion........................................        14.4           23.9
                                                                  ------         ------
                                                                  $882.6         $686.3
                                                                  ======         ======

     The Company amended and restated its Credit Agreement, dated as of July 2, 1996, on June 30, 1997. The amendment provided for additional revolving credit capacity, Tranche A-2 term borrowing denominated in German Deutschemarks ("DEM") and a term extension of one year. The Credit Agreement provides senior bank financing, consisting of the following at January 31, 1998 (millions of dollars):

Revolving credit facility, including up to $100 million of
  letters of credit, available through July 31, 2003........    $270.0
Tranche A-1 Term Notes, maturing through July 31, 2003......      27.0
Tranche A-2 Term Notes, maturing through July 31, 2003......      95.9
Tranche B Term Notes, maturing through July 31, 2004........      40.6
Tranche C Term Notes, maturing through July 31, 2005........      32.9
                                                                ------
                                                                $466.4
                                                                ======

     Borrowings on these facilities bear interest at one of the following rates as selected by the Company: (i) the rate per annum equal to the British Bankers' Association London interbank offered rates ("LIBOR" and "DMBO" in the case of USD and DEM, respectively) plus the applicable margin or (ii) the CIBC Alternate Base Rate ("ABR"), plus the applicable margin. The CIBC ABR is defined as the highest of

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(7) BANK BORROWINGS AND LONG-TERM DEBT -- (CONTINUED)
(i) the CIBC prime rate or (ii) the Federal Funds rate plus 1/2% or (iii) a certificate of deposit-based rate plus 1%. The applicable margins under each of the loans as of January 31, 1998 are as follows:

                                                                 ABR     LIBOR
                                                                -----    -----
Revolving Credit............................................    1.25%    2.25%
Tranche A-1.................................................    1.25%    2.25%
Tranche A-2.................................................      N/A    2.25%
Tranche B...................................................    1.25%    2.75%
Tranche C...................................................    1.25%    3.00%

     At January 31, 1998 the Company was paying interest on the Term Loans at average LIBOR-based interest rates of 8.67% and average DMBO-based interest rates of 5.84%.

     The Company pays a commitment fee on the unused portion of the revolving credit facility which was at a rate of 0.5% at January 31, 1998. The Company had available revolver borrowing capacity under the Credit Agreement of $231.7 million, including unused letters of credit totaling $61.7 million as of January 31, 1998.

     The Credit Agreement and certain foreign bank borrowings contain financial covenants. The Company was in compliance with such covenants at January 31, 1998. The Credit Agreement is secured by a first priority lien on substantially all of the properties and assets of the Company and its domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future domestic subsidiaries and 65% of the shares of certain of the Company's existing and future foreign subsidiaries.

     In connection with the Lemmerz Acquisition, the Company issued the 9 1/8% Notes in principal amount of $250 million on June 30, 1997 and $150 million on July 22, 1997. The 9 1/8% Notes are shown in the consolidated balance sheet net of the foreign exchange translation impact of the related cross-currency interest rate swap agreements. The 9 1/8% Notes are redeemable at the Company's option at specified prices, in whole or in part, at any time on or after July 15, 2002. The 9 1/8% Notes are guaranteed by the Company's material domestic subsidiaries but are subordinated to the Credit Agreement. The Company believes that as of January 31, 1998, the market value of the 9 1/8% Notes exceed their recorded value by approximately 5 percent.

     In connection with the Motor Wheel Merger and Recapitalization, the Company commenced an offer to repurchase its 9 1/4% Senior Notes, of which substantially all were tendered. Accordingly the Company recorded an extraordinary loss of $12.3 million ($7.4 million, net of tax) related to the early retirement of debt. The extraordinary loss was comprised of a prepayment penalty and a write-off of deferred debt issuance costs. The 11% Senior Subordinated Notes (the "11% Notes") were issued on July 2, 1996. The 11% Notes are redeemable at the Company's option at specified prices, in whole or in part, at any time on or after July 15, 2001. The 11% Notes are guaranteed by the Company's domestic subsidiaries but are subordinated to the Credit Agreement. The Company believes that as of January 31, 1998, the market value of the 11% Notes exceeds their recorded value by approximately 12 percent.

     Principal repayments on long-term debt and bank borrowings during the next five years ending January 31 are as follows (millions of dollars): 1999-$14.4; 2000-$23.1; 2001-$29.6; 2002-$29.3; 2003-$31.9 and thereafter-$765.7.

     The Company maintained interest rate hedge agreements with the objective of managing interest costs and exposure to changing interest rates. The Credit Agreement requires the Company to provide interest rate protection on a portion of the related outstanding indebtedness. Strategies for achieving the Company's

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(7) BANK BORROWINGS AND LONG-TERM DEBT -- (CONTINUED) objectives have resulted in the Company maintaining interest rate cap agreements covering floating rate indebtedness at January 31, 1998. Various agreements have been entered into with several banks and, on average, provide protection against LIBOR rates higher than 6.67%, for an average of 1.3 years. Premiums paid for these cap agreements are amortized to interest expense over the term of the agreement. The unamortized costs of the cap agreements are included in other assets and approximate fair value. The notional amount of interest rate cap agreements do not represent amounts exchanged by the parties and are not a measure of the Company's exposure to credit or market risks. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the cap agreements. Notional amounts are not included in the consolidated balance sheet.

     On June 30, 1997, the Company entered into cross-currency interest rate swap agreements to hedge a portion of its net investment in Lemmerz (financed, in part, by the issuance of the 9 1/8% Notes). Under terms of the agreements, the Company will swap DEM 172.9 million for USD $100 million in five years based on the exchange rate on the day the contract became effective. In addition, the contracts provide for the Company to make semi-annual interest payments at an average rate of 7.53% on the DEM 172.9 million, while receiving semi-annual interest payments of 9.125% on the USD $100 million. The Company has the unilateral right to unwind the swaps early. While it is not the Company's intention to terminate the above financial instrument, the fair value was estimated by obtaining quotes from brokers which represented the amount that the Company would receive if the agreement was terminated at the balance sheet date. This fair value indicated that termination of the foreign currency swap agreement would have resulted in a gain of $3.5 million as of January 31, 1998.

(8) LEASES

     The Company leases certain production facilities and equipment under agreements expiring from 1999 to 2003 and later years. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 31, 1998 (millions of dollars):

                  YEAR ENDING JANUARY 31:
                  -----------------------
     1999...................................................  $14.1
     2000...................................................   11.4
     2001...................................................   10.1
     2002...................................................    8.9
     2003 and later years...................................   17.2
                                                              -----
     Total minimum payments required........................  $61.7
                                                              =====

     Rent expense was $17.0 million, $13.9 million and $7.8 million for the years ended January 31, 1998, 1997 and 1996, respectively.

     In addition, the Company is committed under an operating lease for a remaining term of 5 1/2 years for the former Motor Wheel corporate office. The annual lease commitment of $0.7 million is offset by a sub-lease agreement for the same term in the same amount.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(9) PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The components of net pension cost included in operating results for the years ended January 31, 1998, 1997 and 1996 are as follows (millions of dollars):

                                                YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                   1998          1997          1996
                                                -----------   -----------   -----------
Service cost..................................    $  0.4        $  1.5         $ 0.8
Interest on projected benefit obligation......      14.0           8.9           5.1
Actual return on plan assets..................     (17.1)        (10.4)         (5.0)
Net amortization and deferral.................       3.7           3.8           3.1
                                                  ------        ------         -----
  Net pension cost............................    $  1.0        $  3.8         $ 4.0
                                                  ======        ======         =====
Discount rate.................................      7.00%         7.50%         7.50%
Assumed rate of return........................      9.00%         9.00%         9.00%

     The following table sets forth the plans' funded status (millions of dollars):

                                                           JANUARY 31,   JANUARY 31,
                                                              1998          1997
                                                           -----------   -----------
Actuarial present value of benefit obligations:
Vested employees.........................................    $ 256.9       $ 151.2
Nonvested employees......................................        6.3           9.4
                                                             -------       -------
Accumulated benefit obligation...........................      263.2         160.6
Projected benefit obligation.............................      269.8         163.9
Plan assets at fair value (principally listed stocks and
  bonds).................................................     (156.2)       (125.8)
                                                             -------       -------
Projected benefit obligation in excess of plan assets....      113.6          38.1
Unrecognized net losses..................................       (4.0)         (5.5)
Unrecognized prior service cost..........................       (2.1)         (3.9)
Adjustment required to recognize minimum liability.......         --           6.7
                                                             -------       -------
  Accrued pension cost...................................    $ 107.5       $  35.4
                                                             =======       =======

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

     In connection with the Motor Wheel Merger in July 1996, the Company was required to contribute $10 million and $4 million to the Company and Motor Wheel pension plans, respectively, as part of an agreement with the Pension Benefit Guaranty Corporation ("PBGC"). Under this agreement, the Company is required to provide contributions to the plans of $13 million and $11 million as of June 30, 1998 and 1999, respectively. To secure these contributions, the Company provided the PBGC with an irrevocable letter of credit for the benefit of the PBGC in the amount of $14 million. The letter of credit will be reduced to $5 million after the Company contributes $10 million as of June 30, 1998 to the Company's plans. Once all of the required contributions are made, the letter of credit will be canceled.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(9) PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- (CONTINUED) The Company also has contributory employee retirement savings plans covering substantially all of its employees. The employer contribution is determined at the discretion of the Company and totaled approximately $4.6 million, $2.7 million and $2.7 million for the years ended January 31, 1998, 1997 and 1996, respectively.

     The Company provides comprehensive medical and group life insurance benefits to certain of its United States retirees who elect to participate in the Company's medical and group life plans. The medical plan contributions are adjusted periodically; the life insurance plan is non-contributory.

     For the year ended January 31, 1998, 1997 and 1996, the components of postretirement benefits expense (income) were as follows:

                                                 YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                 JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                    1998           1997           1996
                                                 -----------    -----------    -----------
Service cost (benefits earned during the
  period)......................................     $0.2           $ 0.4          $ 0.3
Interest cost on accumulated postretirement
  benefit obligations..........................      9.2             5.0            2.6
Net amortization...............................      0.3            (3.7)          (4.1)
                                                    ----           -----          -----
  Total........................................     $9.7           $ 1.7          $(1.2)
                                                    ====           =====          =====
Discount rate..................................     7.00%           7.50%          7.50%

     At January 31, 1998 and 1997, the recorded actuarial liabilities for these postretirement benefits are as follows:

                                                            JANUARY 31,    JANUARY 31,
                                                               1998           1997
                                                            -----------    -----------
Retirees..................................................    $ 92.2         $ 96.1
Fully eligible active participants........................      14.8           21.7
Other active participants.................................      18.5           10.5
                                                              ------         ------
  Subtotal................................................     125.5          128.3
Unamortized gains (losses)................................      (9.5)           9.9
                                                              ------         ------
  Total...................................................    $116.0         $138.2
                                                              ======         ======

     The assumed health care cost trend was 5.5% for fiscal 1997 and 7.0% for fiscal 1996. The Company estimates an increase in the assumed health care cost trend rate of 1% per year would increase the accumulated postretirement benefit obligation as of January 31, 1997 by $0.9 million but would have no effect on the aggregate of the service and interest components of postretirement benefit expense for the year ended January 31, 1998 and 1997.

     The anticipated workforce reductions resulting from closure of the Romulus Plant resulted in the recognition of $18.0 million of net curtailment loss in fiscal 1996 related to both pension and postretirement benefits.

     Certain of the Company's European subsidiaries provide benefits to their employees through unfunded retirement arrangements. At January 31, 1998 and 1997, $5.0 million and $4.7 million, respectively, were accrued for such obligations.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(10) NONRECURRING CHARGES

     On January 9, 1997, the Company announced that it was ceasing manufacturing operations at its fabricated wheel facility in Romulus, Michigan and consolidating such manufacturing operations into other fabricated wheel facilities of the Company. This action was based on the continued decline in the market for fabricated steel wheels and the merger with Motor Wheel which added fabricated steel wheel manufacturing capacity to the Company's operations. In connection with the closure, certain property, plant and equipment have become idle and disposed of, other excess assets disposed of and the service of approximately 450 active employees has been terminated. These actions were fully implemented by the end of calendar year 1997. The Company recorded a charge totaling $109.0 million for the fiscal year ended January 31, 1997 which consisted of $63.0 million to writedown assets to estimated realizable values; $25.0 million for pension and postretirement benefits; and $21.0 million for termination benefits and other exit costs. The amounts charged against the reserve during fiscal 1997 did not differ materially from the amounts established at January 31, 1997, except for a gain of approximately $5.1 million recognized in a sale of property included in other income. At January 31, 1998, $7.2 million of the plant closure reserve was reflected as a current accrued liability and $24.1 million was included in other long-term liabilities on the accompanying consolidated balance sheet.

     In connection with the Motor Wheel Merger, the Company recorded nonrecurring charges of $6.4 million. These charges consist of the elimination of $2.9 million of deferred costs resulting from a previous patent infringement suit with Motor Wheel and $3.5 million of stock compensation recorded in conjunction with the payout of the management stock option plan. In addition, the Company assumed plant closure liabilities of Holdings of $27.4 million relating to actions undertaken by Holdings in fiscal 1995 and 1994 to close manufacturing operations in its automotive wheel and brake businesses. As of January 31, 1998, $10.9 million of these liabilities remain on the balance sheet of the Company.

     During the fourth quarter of fiscal 1995, the Company recognized nonrecurring charges of $3.6 million. These charges include a $1.4 million provision associated with the restructuring of the North American Aluminum Wheel Group and $2.2 million of charges associated with Varity's proposal to purchase the Company's outstanding shares not owned by Varity (at the time the owner of 46.3% of the Company's outstanding common stock), which proposal was made on September 27, 1995, and withdrawn on February 5, 1996.

(11) CONTINGENCIES

     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability, patent infringement, and employee benefit matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the financial position of the Company.

     Approximately 12% of the Company's domestic employees are covered under collective bargaining agreements. These agreements expire at various times through 2003. As is common in many European jurisdictions, substantially all of the Company's employees in Europe are covered by country-wide collective bargaining agreements. In Europe, bargaining agreements are often made on a local basis and expire at various times throughout 1998. Based on management's experience, negotiation of new contracts is anticipated without work stoppages.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(12) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company holds the following investments which are accounted for under the equity method.

          (i) a 49% interest in Hayes Wheels de Venezuela, C.A., a steel wheel manufacturer in Venezuela;

         (ii) a 40% interest in Hayes Wheels de Mexico, S.A. de C.V., an aluminum and steel wheel manufacturer in Mexico;

         (iii) a 49% interest in Hayes Wheels do Brasil, Ltda., a manufacturer of aluminum wheels in Brazil;

         (iv) a 49% interest in Continental Lemmerz (Portugal) -- Componente para Automoveis, Lda., a tire and wheel assembly operation in Portugal;

          (v) a 47% interest in Borlem S.A. Empreendimentos Industriais, a steel and aluminum wheel manufacturer in Brazil;

         (vi) a 25% interest in Reynolds-Lemmerz Industries, a cast aluminum wheel manufacturer in Canada;

         (vii) a 25% interest in Kalyani-Lemmerz Ltd., a commercial highway steel wheel manufacturer in India;

        (viii) a 25% interest in Jantas Jant Sanayi ve Ticaret A.S., a commercial highway steel wheel manufacturer in Turkey; and

         (ix) a 25% interest in Siam Lemmerz Co. Ltd., a cast aluminum wheel manufacturer in Thailand.

     The aggregate financial position and results of operations for these entities as of, and for the twelve months ended January 31, 1998, 1997 and 1996, respectively, were not material to the consolidated financial statements of the Company.

(13) STOCK OPTION PLAN

     In 1992, the Company adopted the Hayes Wheels International, Inc. 1992 Stock Incentive Plan (the "1992 Plan"), under which 1,000,000 shares of Common Stock were available for issuance with respect to awards granted to officers, management and other key employees of the Company. In connection with the Motor Wheel Merger and Recapitalization, certain of the stock options were exercised with the remainder becoming vested. At January 31, 1998, 301,100 options were exercisable at a price of $10.00, 161,900 options were exercisable at a price of $19.94 and 7,500 options were exercisable at a price of $19.69. At January 31, 1998, there were no shares available for issuance under this plan.

     At the time of the Recapitalization, the Company established the Hayes Wheels International, Inc. 1996 Stock Option Plan (the "1996 Plan"), under which 3,000,000 shares of Common Stock were made available for issuance with respect to stock option awards granted to officers, management and other key employees of and consultants to the Company. Option grants under the 1996 Plan are approved by the Compensation Committee of the Board of Directors and are subject to such terms and conditions as are established by the Compensation Committee at the time it approves such grants. The exercise prices of options granted under the 1996 Plan in fiscal 1996 and fiscal 1997 were $16 and $32 per share, respectively, representing the Common Stock's fair market value on the date of grant. All the option grants which, as of January 31, 1998, were outstanding under the 1996 Plan are divided into tranches (each, a "Tranche") of an equal number of options. The options in each such Tranche vest when both a time condition and a price condition tied to the price of

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(13) STOCK OPTION PLAN -- (CONTINUED)
the Company's Common Stock have been met. In addition, notwithstanding such conditions to vesting, the options currently outstanding under the 1996 Plan become exercisable on certain dates (which dates are currently in all cases at least eight years after the option grant date) if the employee to whom they were granted is then still an employee of the Company. At January 31, 1998, 370,348 options were exercisable at a price of $16.00 per share and 15,584 options were exercisable at a price of $32.00 per share.

     Also, in connection with the Motor Wheel Merger, 150,702 options with an exercise price of $2.05 were granted to a former shareholder of Holdings. These options were exercised on August 26, 1997.

     Information with respect to all stock options is summarized below:

                                     1992           1996
                                     PLAN           PLAN          OTHER          TOTAL
                                     ----           ----          -----          -----
Outstanding at January 31,
  1996.........................      650,100             --            --         650,100
Granted........................      301,100      2,335,075       150,702       2,786,877
Exercised......................     (480,700)            --            --        (480,700)
                                   ---------      ---------      --------      ----------
Outstanding at January 31,
  1997.........................      470,500      2,335,075       150,702       2,956,277
Granted........................           --        253,668            --         253,668
Exercised......................           --           (400)     (150,702)       (151,102)
Forfeited......................           --        (20,000)           --         (20,000)
                                   ---------      ---------      --------      ----------
Outstanding at January 31,
  1998.........................      470,500      2,568,343            --       3,038,843
                                   =========      =========      ========      ==========

     The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. Compensation cost charged against operations for 1996 was $3.5 million, which reflects the amounts paid in connection with the exercise of certain of the stock options granted under the 1992 Plan. If compensation cost had been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company's net income(loss) and earnings per share would have been adjusted to the pro forma amounts below:

                                                         1997        1996       1995
                                                         ----        ----       ----
Net Income (loss):
  As reported........................................    $31.4      $(72.9)     $28.4
  Pro forma..........................................     28.4       (75.1)      28.2
Diluted earnings (loss) per share:
  As reported........................................    $1.12      $(2.63)     $0.81
  Pro forma..........................................     1.01       (2.73)      0.80

     The fair value of stock options granted in fiscal 1997, fiscal 1996 and fiscal 1995 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

                                                  1997           1996           1995
                                                ---------      ---------      ---------
Weighted average fair value.................    $   13.36      $    9.32      $    4.74
Expected volatility.........................         33.4%          41.2%          40.3%
Risk free interest rate.....................          6.5%           6.8%           6.2%
Expected lives..............................    7.0 years      8.7 years      6.7 years

     Dividend yield for all grants was assumed to be insignificant.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(13) STOCK OPTION PLAN -- (CONTINUED)
     At January 31, 1998, warrants, issued in conjunction with the Motor Wheel Merger and Recapitalization, to purchase 2.6 million shares of common stock were outstanding. Each warrant allows the holder thereof to acquire one share of Common Stock for a purchase price of $24.00. The warrants are exercisable from July 2, 2000 through July 2, 2003.

(14) INFORMATION BY GEOGRAPHIC AREA

     The Company operates principally in one segment -- the design, manufacture and supply of wheels and brake components to OEMs of automobiles, light trucks and commercial highway vehicles. Operating data and identifiable assets by geographic area follow (millions of dollars):

                                                                      EARNINGS (LOSS) BEFORE TAXES ON INCOME,
                                         REVENUE(1)                  MINORITY INTEREST AND EXTRAORDINARY ITEMS
                           ---------------------------------------   ------------------------------------------
                           YEAR ENDED    YEAR ENDED    YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                           JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,    JANUARY 31,    JANUARY 31,
                              1998          1997          1996           1998           1997           1996
                           -----------   -----------   -----------   ------------   ------------   ------------
North America............   $  912.2       $689.5        $527.3         $101.7        $ (67.8)        $ 48.4
Europe(2)................      357.6         88.7          83.8           43.8           14.3           12.8
                            --------       ------        ------         ------        -------         ------
  Totals.................    1,269.8        778.2         611.1          145.5          (53.5)          61.2
General corporate........         --           --            --             --             --             --
Interest expense.........         --           --            --          (90.4)         (48.5)         (15.0)
                            --------       ------        ------         ------        -------         ------
Consolidated totals......   $1,269.8       $778.2        $611.1         $ 55.1        $(102.0)        $ 46.2
                            ========       ======        ======         ======        =======         ======

                                   YEAR-END
                              IDENTIFIABLE ASSETS
                           -------------------------

                           JANUARY 31,   JANUARY 31,
                              1998          1997
                           -----------   -----------
North America............   $  973.2      $  988.9
Europe(2)................      745.1         164.7
                            --------      --------
  Totals.................    1,718.3       1,153.6
General corporate........       40.6          29.5
Interest expense.........         --            --
                            --------      --------
Consolidated totals......   $1,758.9      $1,183.1
                            ========      ========

---------------
(1) Sales were made to three major automotive customers each in amounts exceeding 10 percent of total sales. Sales to one of these customers totaled $210.6 million in fiscal 1997, $185.3 million in fiscal 1996 and $197.6 million in fiscal 1995. Sales to another customer totaled $242.4 million in fiscal 1997, $182.5 million for fiscal 1996 and $161.0 million for fiscal 1995. Sales to a third major customer totaled $230.0 million in fiscal 1997, $205.4 million for fiscal 1996 and $129.1 million for fiscal 1995.
(2) Europe includes subsidiaries in Italy, Spain, the Czech Republic, Germany, Belgium, the Netherlands and Turkey.
(3) General corporate assets are unamortized debt issuance costs.

(15) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following represents the Company's quarterly results (millions of dollars, except share amounts):

                                                                    QUARTERS ENDED
                          ---------------------------------------------------------------------------------------------------
                          JANUARY 31,   OCTOBER 31,   JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,   JULY 31,   APRIL 30,
                             1998          1997         1997       1997         1997          1996         1996       1996
                          -----------   -----------   --------   ---------   -----------   -----------   --------   ---------
Net Sales...............    $371.9        $369.8       $277.9     $250.2       $222.3        $234.4       $165.3     $156.2
Gross profit............      66.5          64.8         46.8       38.0         33.5          35.9         11.0       22.6
Net income (loss).......      12.0          10.9          4.7        3.8        (66.8)          4.7        (16.9)       6.1
Basic net income (loss)
  per share.............    $ 0.40        $ 0.34       $ 0.20     $ 0.17       $(2.98)       $ 0.21       $(0.54)    $ 0.17
                            ------        ------       ------     ------       ------        ------       ------     ------
Diluted net income
  (loss) per share......    $ 0.38        $ 0.34       $ 0.20     $ 0.17       $(2.98)       $ 0.21       $(0.54)    $ 0.17
                            ======        ======       ======     ======       ======        ======       ======     ======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

     In connection with the Motor Wheel Merger and as part of the financing thereof, the Company issued and sold $250 million aggregate principal amount of its 11% Notes due 2006 in a public offering. The 11% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Company's domestic subsidiaries. The Company also retired $98.5 million principal amount of the Company's 9 1/4% Senior Notes due 2002 and Motor Wheel redeemed all of its 11 1/2% Senior Notes due 2000 ($125 million principal amount) and repaid and terminated its revolving credit facility.

     In connection with the Lemmerz Acquisition, the Company issued and sold the 9 1/8% Notes in two offerings under Rule 144A of the Securities Act which closed June 30, 1997 ($250 million in aggregate principal amount) and July 22, 1997 ($150 million in aggregate principal amount). The 9 1/8% Notes are general unsecured obligations of the Company, ranking pari passu with the 11% Notes and are guaranteed by the same domestic subsidiaries of the Company as guaranteed the 11% Notes. The proceeds of the 9 1/8% Notes were used to pay the cash portion of the Lemmerz Acquisition purchase price and to retire $200 million principal amount of existing term debt under the Amended Credit Agreement.

     The following condensed consolidating financial information presents:

          (1) Condensed consolidating financial statements as of January 31, 1998 and 1997 and for the twelve month periods ended January 31, 1998, 1997 and 1996, of (a) Hayes Lemmerz International, Inc., the parent (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

          (2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with guarantor and nonguarantor subsidiaries.

     Investments in foreign subsidiaries are accounted for by the parent on the equity method (domestic subsidiaries are accounted for by the parent on the cost method) for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 1998

                                                     GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                         PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                         -------    ------------    ------------    ------------    ------------
Cash and cash equivalents..............  $   4.6      $   0.1          $ 18.4         $    --         $   23.1
Receivables............................     36.3         63.0           118.5              --            217.8
Inventories............................     32.9         43.2            55.4              --            131.5
Prepaid expenses and other.............      1.5          3.3             5.4            (0.2)            10.0
                                         -------      -------          ------         -------         --------
  Total current assets.................     75.3        109.6           197.7            (0.2)           382.4
Property, plant and equipment..........    156.6        320.6           315.4              --            792.6
Accumulated depreciation...............      1.5        (85.9)          (37.8)             --           (122.2)
                                         -------      -------          ------         -------         --------
  Net property, plant and equipment....    158.1        234.7           277.6              --            670.4
Goodwill and other assets..............    752.2        303.6           300.8          (650.5)           706.1
                                         -------      -------          ------         -------         --------
  Total assets.........................  $ 985.6      $ 647.9          $776.1         $(650.7)        $1,758.9
                                         =======      =======          ======         =======         ========
Bank borrowings........................  $    --      $    --          $ 23.6         $    --         $   23.6
Current portion of long-term debt......      2.9           --            11.5              --             14.4
Accounts payable and accrued
  liabilities..........................     71.5        128.4           135.2            (0.2)           334.9
                                         -------      -------          ------         -------         --------
  Total current liabilities............     74.4        128.4           170.3            (0.2)           372.9
Long-term debt, net of current
  portion..............................    841.9           --            40.7              --            882.6
Deferred income taxes..................     (7.5)        17.9            24.4              --             34.8
Minority interest......................       --          0.2             5.3             0.1              5.6
Pension and other long-term
  liabilities..........................     83.6         85.4           135.4            (2.9)           301.5
Parent loans...........................   (212.5)       219.7            (7.2)             --               --
                                         -------      -------          ------         -------         --------
  Total noncurrent liabilities.........    705.5        323.2           198.6            (2.8)         1,224.5
Common stock...........................      0.3           --              --              --              0.3
Additional paid-in capital.............    246.9        104.5           272.9          (394.9)           229.4
Retained earnings (accumulated
  deficit).............................    (30.6)        91.7           144.4          (256.3)           (50.8)
Cumulative translation adjustment......    (10.9)         0.1           (10.1)            3.5            (17.4)
                                         -------      -------          ------         -------         --------
  Total stockholders' equity...........    205.7        196.3           407.2          (647.7)           161.5
                                         -------      -------          ------         -------         --------
  Total liabilities and stockholder'
     equity............................  $ 985.6      $ 647.9          $776.1         $(650.7)        $1,758.9
                                         =======      =======          ======         =======         ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 1997

                                                   GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                        PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                        ------    ------------   ------------   ------------   ------------
Cash and cash equivalents.............  $  41.2      $ (0.6)        $  6.9        $    --        $   47.5
Receivables...........................     51.0        62.9           31.3             --           145.2
Inventories...........................     36.4        34.5           12.0             --            82.9
Prepaid expenses and other............      3.3         3.5            7.4           (0.3)           13.9
                                        -------      ------         ------        -------        --------
  Total current assets................    131.9       100.3           57.6           (0.3)          289.5
Property, plant and equipment.........    249.2       267.9          116.2             --           633.3
Accumulated depreciation..............    (49.1)      (67.1)         (30.7)            --          (146.9)
                                        -------      ------         ------        -------        --------
  Net property, plant and equipment...    200.1       200.8           85.5             --           486.4
Goodwill and other assets.............    345.8       323.9           12.6         (275.1)          407.2
                                        -------      ------         ------        -------        --------
  Total assets........................  $ 677.8      $625.0         $155.7        $(275.4)       $1,183.1
                                        =======      ======         ======        =======        ========
Bank borrowings.......................  $    --      $   --         $  5.6        $    --        $    5.6
Current portion of long-term debt.....     17.4          --            6.5             --            23.9
Accounts payable and accrued
  liabilities.........................    105.2        97.7           42.2           (0.3)          244.8
                                        -------      ------         ------        -------        --------
  Total current liabilities...........    122.6        97.7           54.3           (0.3)          274.3
Long-term debt, net of current
  portion.............................    658.3          --           28.0             --           686.3
Deferred income taxes.................    (31.1)       18.0           13.1             --              --
Minority interest.....................       --         0.2             --            8.1             8.3
Pension and other long-term
  liabilities.........................    143.2       103.3           12.1           (3.3)          255.3
Parent loans..........................   (211.2)      208.0            3.2             --              --
                                        -------      ------         ------        -------        --------
  Total noncurrent liabilities........    559.2       329.5           56.4            4.8           949.9
Common stock..........................      0.2          --             --             --             0.2
Additional paid-in capital............     43.5       104.5           33.5         (137.9)           43.6
Retained earnings (accumulated
  deficit)............................    (44.5)       93.4            9.5         (140.6)          (82.2)
Cumulative translation adjustment.....     (1.0)       (0.1)           2.0           (1.4)           (0.5)
Pension liability adjustment..........     (2.2)         --             --             --            (2.2)
                                        -------      ------         ------        -------        --------
  Total stockholders' equity
     (deficit)........................     (4.0)      197.8           45.0         (279.9)          (41.1)
                                        -------      ------         ------        -------        --------
  Total liabilities and stockholder'
     equity (deficit).................  $ 677.8      $625.0         $155.7        $(275.4)       $1,183.1
                                        =======      ======         ======        =======        ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             AS OF JANUARY 31, 1998

                                                     GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                         PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                         ------     ------------    ------------    ------------    ------------
Net sales.............................   $ 354.6       $546.4          $370.0          $(1.2)         $1,269.8
Cost of goods sold....................     288.1        463.5           303.3           (1.2)          1,053.7
                                         -------       ------          ------          -----          --------
  Gross profit........................      66.5         82.9            66.7             --             216.1
Marketing, general and
  administration......................      11.5         21.0            20.0             --              52.5
Engineering and product development...       1.4          6.1             4.2             --              11.7
Amortization of intangibles...........       1.6          7.9             3.2             --              12.7
Equity in loss of unconsolidated
  subsidiaries........................       5.1           --            (0.6)            --               4.5
Other income, net.....................     (10.5)         3.9            (4.2)            --             (10.8)
                                         -------       ------          ------          -----          --------
  Earnings from operations............      57.4         44.0            44.1             --             145.5
Interest expense, net.................      43.3         41.6             5.5             --              90.4
Equity in earnings of consolidated
  subsidiaries........................      (5.0)          --              --            5.0                --
                                         -------       ------          ------          -----          --------
  Earnings before taxes on income and
     minority interest................      19.1          2.4            38.6           (5.0)             55.1
Income tax provision..................       5.2          4.1            13.9             --              23.2
                                         -------       ------          ------          -----          --------
  Earnings before minority interest...      13.9         (1.7)           24.7           (5.0)             31.9
Minority interest.....................        --           --             0.4            0.1               0.5
                                         -------       ------          ------          -----          --------
  Net income..........................   $  13.9       $ (1.7)         $ 24.3          $(5.1)         $   31.4
                                         =======       ======          ======          =====          ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             AS OF JANUARY 31, 1997

                                                     GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                         PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                         ------     ------------    ------------    ------------    ------------
Net sales.............................   $ 264.9       $424.9          $91.5           $(3.1)         $ 778.2
Cost of goods sold....................     239.8        363.5           75.0            (3.1)           675.2
                                         -------       ------          -----           -----          -------
  Gross profit........................      25.1         61.4           16.5              --            103.0
Marketing, general and
  administration......................       6.2         17.5            5.1              --             28.8
Engineering and product development...       2.7          3.3            1.2              --              7.2
Amortization of intangibles...........       1.6          5.5             --                              7.1
Equity in loss of unconsolidated
  subsidiaries........................       2.5           --             --              --              2.5
Other income, net.....................      (0.7)        (0.4)          (3.4)             --             (4.5)
Nonrecurring charges..................     115.4           --             --              --            115.4
                                         -------       ------          -----           -----          -------
  Earnings (loss) from operations.....    (102.6)        35.5           13.6              --            (53.5)
Interest expense, net.................      21.7         25.7            1.1              --             48.5
Equity in earnings of consolidated
  subsidiaries........................      (7.2)          --             --             7.2               --
                                         -------       ------          -----           -----          -------
  Earnings (loss) before taxes on
     income, minority interest and
     extraordinary loss...............    (117.1)         9.8           12.5            (7.2)          (102.0)
Income tax (benefit) provision........     (46.8)         4.5            5.6              --            (36.7)
                                         -------       ------          -----           -----          -------
  Earnings (loss) before minority
     interest and extraordinary
     loss.............................     (70.3)         5.3            6.9            (7.2)           (65.3)
Minority interest.....................        --           --             --             0.2              0.2
                                         -------       ------          -----           -----          -------
  Earnings (loss) before extraordinary
     loss.............................     (70.3)         5.3            6.9            (7.4)           (65.5)
Extraordinary loss, net of tax........       7.4           --             --              --              7.4
                                         -------       ------          -----           -----          -------
  Net income (loss)...................   $ (77.7)      $  5.3          $ 6.9           $(7.4)         $ (72.9)
                                         =======       ======          =====           =====          =======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             AS OF JANUARY 31, 1996

                                                  GUARANTOR        NONGUARANTOR                        CONSOLIDATED
                                     PARENT      SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS         TOTAL
                                     ------      ------------      ------------      ------------      ------------
Net sales..........................  $249.9         $280.5            $83.8             $(3.1)            $611.1
Cost of goods sold.................   206.5          242.3             67.7              (3.1)             513.4
                                     ------         ------            -----             -----             ------
  Gross profit.....................    43.4           38.2             16.1                --               97.7
Marketing, general and
  administration...................     8.3           13.0              5.8                --               27.1
Engineering and product
  development......................     2.3            1.6              0.8                --                4.7
Amortization of intangibles........     0.4            2.2               --                --                2.6
Other (income) expense, net........     6.8             --             (9.9)              1.6               (1.5)
Nonrecurring charges...............     3.6             --               --                --                3.6
                                     ------         ------            -----             -----             ------
  Earnings from operations.........    22.0           21.4             19.4              (1.6)              61.2
Interest expense, net..............     1.3            7.7              6.0                --               15.0
Equity in earnings of consolidated
  subsidiaries.....................    (5.7)            --               --               5.7                 --
                                     ------         ------            -----             -----             ------
  Earnings before taxes on
     income........................    26.4           13.7             13.4              (7.3)              46.2
Income tax provision...............     6.8            5.2              5.8                --               17.8
                                     ------         ------            -----             -----             ------
  Net income.......................  $ 19.6         $  8.5            $ 7.6             $(7.3)            $ 28.4
                                     ======         ======            =====             =====             ======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             AS OF JANUARY 31, 1998

                                                  GUARANTOR        NONGUARANTOR                        CONSOLIDATED
                                    PARENT       SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS         TOTAL
                                    ------       ------------      ------------      ------------      ------------
Cash flows provided by (used in)
  Operating activities............  $ (19.4)        $ 38.5            $ 80.7            $(5.1)           $  94.7
Cash flows from investing
  activities:
  Acquisition of property, plant
     and equipment................    (30.0)         (30.9)            (30.0)              --              (90.9)
  Purchase of businesses, net of
     cash.........................   (228.0)            --                --               --             (228.0)
  Other, net......................     21.1          (18.6)            (10.5)              --               (8.0)
                                    -------         ------            ------            -----            -------
  Cash used in investing
     activities...................   (236.9)         (49.5)            (40.5)              --             (326.9)
Cash flows from financing
  activities:
  Decrease in foreign bank
     borrowings and loans.........       --             --             (14.3)              --              (14.3)
  Proceeds from issuance of long
     term debt....................    500.0             --                --               --              500.0
  Equity offering.................     77.1             --                --               --               77.1
  Fees paid to issue long term
     debt.........................    (17.0)            --                --               --              (17.0)
  Decrease in bank revolving loan
     and other domestic loans.....   (339.2)            --                --               --             (339.2)
                                    -------         ------            ------            -----            -------
     Cash provided by (used in)
       financing activities.......    220.9             --             (14.3)              --              206.6
Increase (decrease) in parent
  loans and advances..............     (1.2)          11.7             (15.6)             5.1                 --
Effect of exchange rates of cash
  and cash equivalents............       --             --               1.2               --                1.2
                                    -------         ------            ------            -----            -------
  Net increase (decrease) in cash
     and cash equivalents.........    (36.6)           0.7              11.5               --              (24.4)
Cash and cash equivalents at
  beginning of period.............     41.2           (0.6)              6.9               --               47.5
                                    -------         ------            ------            -----            -------
Cash and cash equivalents at end
  of period.......................  $   4.6         $  0.1            $ 18.4            $  --            $  23.1
                                    =======         ======            ======            =====            =======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             AS OF JANUARY 31, 1997

                                                   GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                        PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                        ------    ------------   ------------   ------------   ------------
Cash flows provided by (used in)
  operating activities................  $  31.4     $  31.2         $ 16.0         $(7.4)        $  71.2
Cash flows from investing activities:
  Acquisition of property, plant and
     equipment........................    (28.9)      (25.6)         (16.9)           --           (71.4)
  Other, net..........................     (4.3)       12.1           (1.5)           --             6.3
                                        -------     -------         ------         -----         -------
  Cash used in investing activities...    (33.2)      (13.5)         (18.4)           --           (65.1)
Cash flows from financing activities:
  Decrease in foreign bank borrowings
     and loans........................       --          --           (4.1)           --            (4.1)
  Retirement of long term debt........   (106.4)         --             --            --          (106.4)
  Retirement of acquired long term
     debt.............................       --      (137.7)            --            --          (137.7)
  Proceeds from issuance of long term
     debt.............................    673.5          --             --            --           673.5
  Common stock repurchase.............   (506.1)         --             --            --          (506.1)
  Proceeds from equity infusion, net
     of costs.........................    185.4          --             --            --           185.4
  Dividends paid to stockholders......     (0.5)         --             --            --            (0.5)
  Fees paid to issue long term debt...    (35.0)         --             --            --           (35.0)
  Decrease in bank revolving loan and
     other domestic loans.............    (29.5)         --             --            --           (29.5)
                                        -------     -------         ------         -----         -------
     Cash provided by (used in)
       financing activities...........    181.4      (137.7)          (4.1)           --            39.6
Increase (decrease) in parent loans
  and advances........................   (139.4)      119.3           12.7           7.4              --
Effect of exchange rates of cash and
  cash equivalents....................       --          --             --            --              --
                                        -------     -------         ------         -----         -------
  Net increase (decrease) in cash and
     cash equivalents.................     40.2        (0.7)           6.2            --            45.7
Cash and cash equivalents at beginning
  of period...........................      1.0         0.1            0.7            --             1.8
                                        -------     -------         ------         -----         -------
Cash and cash equivalents at end of
  period..............................  $  41.2     $  (0.6)        $  6.9         $  --         $  47.5
                                        =======     =======         ======         =====         =======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                      ------------------------------------

(16) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             AS OF JANUARY 31, 1996

                                                      GUARANTOR        NONGUARANTOR                        CONSOLIDATED
                                         PARENT      SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS         TOTAL
                                         ------      ------------      ------------      ------------      ------------
Cash flows provided by (used in)
  operating activities.................  $ 24.0         $  8.7            $22.0             $(9.8)            $ 44.9
Cash flows from investing activities:
  Acquisition of property, plant and
     equipment.........................   (23.5)         (15.1)            (4.8)               --              (43.4)
  Other, net...........................   (10.0)           2.1             (1.1)               --               (9.0)
                                         ------         ------            -----             -----             ------
  Cash used in investing activities....   (33.5)         (13.0)            (5.9)               --              (52.4)
Cash flows from financing activities:
  Decrease in foreign bank borrowings
     and loans.........................      --             --             (6.4)               --               (6.4)
  Dividends paid to stockholders.......    (1.1)            --               --                --               (1.1)
  Increase (decrease) in bank revolving
     loan and other domestic loans.....    17.7           (1.3)            (0.1)               --               16.3
                                         ------         ------            -----             -----             ------
     Cash provided by (used in)
       financing activities............    16.6           (1.3)            (6.5)               --                8.8
Increase (decrease) in parent loans and
  advances.............................    (6.2)           5.6             (9.2)              9.8                 --
Effect of exchange rates of cash and
  cash equivalents.....................      --             --               --                --                 --
                                         ------         ------            -----             -----             ------
  Net increase in cash and cash
     equivalents.......................     0.9             --              0.4                --                1.3
Cash and cash equivalents at beginning
  of period............................     0.1            0.1              0.3                --                0.5
                                         ------         ------            -----             -----             ------
Cash and cash equivalents at end of
  period...............................  $  1.0         $  0.1            $ 0.7             $  --             $  1.8
                                         ======         ======            =====             =====             ======

             RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Hayes Lemmerz International, Inc.

The consolidated financial statements of Hayes Lemmerz International, Inc. and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such include amounts based on judgements of management. Financial information elsewhere in this Report is consistent with that in the financial statements.

Management is further responsible for maintaining a system of internal accounting controls, designed to provide reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are carefully followed. From a stockholder's point of view, perhaps the most important feature in the system of control is that it is continually reviewed for its effectiveness, the careful selection and training of qualified personnel, and a program of internal audit. KPMG Peat Marwick LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of Hayes Lemmerz International, Inc. and its subsidiaries and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards which includes reviews of various aspects of the control system and makes test checks of compliance. The Independent Auditors' Report appears on the following page.

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

It is management's conclusion that the system of internal accounting controls at January 31, 1998 provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, KPMG Peat Marwick LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.

                    /s/ R. CUCUZ                                              /s/ W.D. SHOVERS
               Chief Executive Officer                                     Chief Financial Officer

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                                                                       ADDITIONS --
                                                         BALANCE AT     CHARGED TO                   BALANCE
                                                         BEGINNING      COSTS AND                    END OF
                     DESCRIPTION                          OF YEAR        EXPENSES      DEDUCTIONS     YEAR
                     -----------                         ----------    ------------    ----------    -------

Year ended January 31, 1996
  Allowance for doubtful accounts....................       $0.1            --            --          $0.1
Year ended January 31, 1997
  Allowance for doubtful accounts....................       $0.1           2.1            --          $2.2
Year ended January 31, 1998
  Allowance for doubtful accounts....................       $2.2           2.1            --          $4.3

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Hayes Lemmerz International, Inc.:

Under date of February 27, 1998, we reported on the consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 1998, which are included in the annual report on Form 10-K of Hayes Lemmerz International, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Detroit, Michigan
February 27, 1998