Form 10-Q
period 1998-04-30
HAYES LEMMERZ INTERNATIONAL INC
filed 1998-06-12
CIK 893670

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (734) 941-2000

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]     NO [ ]

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF JUNE 9, 1998 WAS 30,091,305 SHARES.

================================================================================

                       HAYES LEMMERZ INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I. FINANCIAL INFORMATION:
  Item 1.    Financial Statements
             Consolidated Statements of Operations.......................      3
             Consolidated Balance Sheets.................................      4
             Consolidated Statements of Cash Flows.......................      5
             Notes to Consolidated Financial Statements..................      6
  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................      8
PART II. OTHER INFORMATION:
  Item 1.    Legal Proceedings...........................................     10
  Item 2.    Changes in Registered Securities............................     10
  Item 3.    Defaults upon Senior Securities.............................     10
  Item 4.    Submission of Matters to a Vote of Security Holders.........     10
  Item 5.    Other Information...........................................     10
  Item 6.    (a) Exhibits................................................     10
  Item 6.    (b) Reports on Form 8-K.....................................     10
  Signatures.............................................................     11

     UNLESS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" MEAN HAYES LEMMERZ INTERANATIONAL, INC., AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY'S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 1998 MEANS THE PERIOD BEGINNING FEBRUARY 1, 1998, AND ENDING JANUARY 31, 1999). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATIERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY'S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIS CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY'S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY'S MONEY; AND (5) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                ENDED APRIL 30,
                                                                ----------------
                                                                 1998      1997
                                                                 ----      ----
Net sales...................................................    $413.9    $250.2
Cost of goods sold..........................................     341.8     212.2
                                                                ------    ------
  Gross profit..............................................      72.1      38.0
Marketing, general and administration.......................      15.2       8.9
Engineering and product development.........................       4.4       2.3
Amortization of intangible assets...........................       3.9       2.3
Other income, net...........................................      (1.3)     (0.7)
                                                                ------    ------
  Earnings from operations..................................      49.9      25.2
Interest and other financing costs, net.....................      24.2      18.4
                                                                ------    ------
  Earnings before taxes on income and minority interest.....      25.7       6.8
Income tax provision........................................      10.8       2.9
                                                                ------    ------
  Earnings before minority interest.........................      14.9       3.9
Minority interest...........................................       0.2       0.1
                                                                ------    ------
  Net income................................................    $ 14.7    $  3.8
                                                                ======    ======
Basic net income per share..................................    $ 0.49    $ 0.17
                                                                ======    ======
Diluted net income per share................................    $ 0.45    $ 0.17
                                                                ======    ======

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (MILLIONS OF DOLLARS)

                                                               APRIL 30,    JANUARY 31,
                                                                 1998          1998
                                                               ---------    -----------
                                                              (UNAUDITED)
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents.................................   $   25.8      $   23.1
  Receivables (less allowance of $4.3 million at April 30,
     1998 and January 31, 1998) (Note 4)....................      153.3         217.8
  Inventories (Note 3)......................................      145.8         131.5
  Prepaid expenses and other................................        7.4          10.0
                                                               --------      --------
     Total current assets...................................      332.3         382.4
Property, plant and equipment:
  Land......................................................       15.3          15.6
  Buildings.................................................      165.8         154.7
  Machinery and equipment...................................      678.0         622.3
                                                               --------      --------
                                                                  859.1         792.6
  Accumulated depreciation..................................     (148.9)       (122.2)
                                                               --------      --------
     Net property, plant and equipment......................      710.2         670.4
Goodwill and other assets...................................      705.6         706.1
                                                               --------      --------
     Total assets...........................................   $1,748.1      $1,758.9
                                                               ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
           --------------------------------------
Current liabilities:
  Bank borrowings...........................................   $   26.0      $   23.6
  Current portion of long-term debt.........................       10.3          14.4
  Accounts payable and accrued liabilities..................      335.4         334.9
                                                               --------      --------
     Total current liabilities..............................      371.7         372.9
Noncurrent liabilities:
  Long-term debt............................................      855.3         882.6
  Deferred income taxes.....................................       41.5          34.8
  Pension and other long-term liabilities...................      304.9         301.5
  Minority interest.........................................        5.8           5.6
                                                               --------      --------
     Total noncurrent liabilities...........................    1,207.5       1,224.5
Commitments and contingencies: (Note 5) Stockholders'
  equity:
  Preferred stock, 25,000,000 shares authorized, none issued
     or outstanding.........................................         --            --
  Common stock, par value $0.01 per share:
     Voting -- authorized 99,000,000; issued and
      outstanding, 27,441,819 at April 30, 1998 and
      27,439,419 at January 31, 1998........................        0.3           0.3
     Nonvoting -- authorized 5,000,000; issued and
      outstanding, 2,649,026 at April 30, 1998 and January
      31, 1998..............................................         --            --
  Additional paid in capital................................      229.4         229.4
  Accumulated deficit.......................................      (36.1)        (50.8)
  Accumulated other comprehensive income....................      (24.7)        (17.4)
                                                               --------      --------
     Total stockholders' equity.............................      168.9         161.5
                                                               --------      --------
     Total liabilities and stockholders' equity.............   $1,748.1      $1,758.9
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                ENDED APRIL 30,
                                                                ----------------
                                                                 1998      1997
                                                                 ----      ----
Cash flows from operating activities:
  Net income................................................    $ 14.7    $  3.8
  Adjustments to reconcile net income to net cash used for
     operating activities:
     Depreciation and tooling amortization..................      15.8      12.3
     Amortization of intangibles and debt issuance costs....       5.8       3.8
     Increase in deferred taxes.............................       7.4        --
     Changes in operating assets and liabilities:
       (Increase) decrease in receivables...................     (19.9)    (14.2)
       Increase in inventories..............................     (10.7)     (8.3)
       Decrease in prepaid expenses and other...............       2.4       5.2
       Decrease in accounts payable and accrued
        liabilities.........................................     (13.1)     (5.0)
       Decrease in other long-term liabilities..............     (11.3)     (2.1)
                                                                ------    ------
          Cash used for operating activities................      (8.9)     (4.5)
Cash flows from investing activities:
  Acquisition of property, plant and equipment..............     (31.5)    (16.7)
  Proceeds from assumption of future commitments in
     acquisition............................................      12.0        --
  Other, net................................................       7.5      (0.2)
                                                                ------    ------
     Cash used for investing activities.....................     (12.0)    (16.9)
Cash flows used for financing activities:
  Increase (decrease) in short-term bank borrowings and
     loans..................................................     (29.1)      1.3
  Decrease in bank revolving loan & other long-term loans...     (34.7)     (3.0)
  Net proceeds under accounts receivable securitization
     program................................................      87.2        --
                                                                ------    ------
     Cash provided by (used for) financing activities.......      23.4      (1.7)
Effect of exchange rate changes on cash and cash
  equivalents...............................................       0.2       0.4
                                                                ------    ------
     Increase (decrease) in cash and cash equivalents.......       2.7     (22.7)
Cash and cash equivalents at beginning of year..............      23.1      47.5
                                                                ------    ------
Cash and cash equivalents at end of period..................    $ 25.8    $ 24.8
                                                                ======    ======
Supplemental data:
  Cash paid for interest....................................    $ 11.5    $ 11.8
  Cash paid for income taxes................................    $  1.8    $  0.1

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(1) BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 1998, and January 31, 1998, and the results of its operations and cash flows for the three months ended April 30, 1998 and 1997. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. Results for interim periods are not necessarily indicative of those to be expected for the year.

     During the first quarter of fiscal 1998, the Company purchased the remaining 50% equity in its aluminum wheel joint venture in Somerset, Kentucky, Aluminum Wheel Technology, Inc.

(2) SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement was adopted by the Company effective February 1, 1998.

     The components of comprehensive income for the three months ended April 30, 1998 and 1997 are as follows:

                                                                APRIL 30,    APRIL 30,
                                                                  1998         1997
                                                                ---------    ---------
Net income..................................................      $14.7        $ 3.8
Cumulative translation adjustments..........................       (7.3)        (2.9)
                                                                  -----        -----
  Total comprehensive income................................      $ 7.4        $ 0.9
                                                                  =====        =====

(3) INVENTORIES

     The major classes of inventory are as follows:

                                                                APRIL 30,    JANUARY 31,
                                                                  1998          1998
                                                                ---------    -----------
Raw materials...............................................     $ 47.4        $ 40.9
Work-in-progress............................................       38.8          37.6
Finished goods..............................................       59.6          53.0
                                                                 ------        ------
  Total.....................................................     $145.8        $131.5
                                                                 ======        ======

(4) ACCOUNTS RECEIVABLES SECURITIZATION

     In April 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and will continue to sell on an on-going basis, a portion of their accounts receivable to Hayes Lemmerz Funding Corporation ("Funding Co."), a wholly owned

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(4) ACCOUNTS RECEIVABLES SECURITIZATION -- (CONTINUED) subsidiary of the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and will transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and will sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The trade receivable securitization agreement was accounted for as a sale of receivables in accordance with FASB No. 125 "Accounting for Transfers and Servicing of Financial Assets & Extinguishments of Liabilities." The Company has collection and administrative responsibilities with respect to all the receivables which are sold.

(5) COMMITMENTS AND CONTINGENCIES

     At April 30, 1998, management believes that the Company was in compliance with its various financial covenants. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending April 30, 1999.

     The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

(6) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

     In connection with the Company's merger with MWC Holdings, Inc. on July 2, 1996 and as part of the financing thereof, the Company issued and sold $250 million in aggregate principal amount of its 11% senior subordinated notes due 2006 (the "11% Notes") in a public offering. The 11% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Company's domestic subsidiaries.

     In connection with the Company's acquisition of Lemmerz Holding GmbH on June 30, 1997 (the "Lemmerz Acquisition"), the Company issued and sold $400 million in aggregate principal amount of its 9 1/8% senior subordinated notes due 2007 (the "9 1/8% Notes") in two offerings under Rule 144A of the Securities Act. The 9 1/8% Notes are general unsecured obligations of the Company, ranking pari passu with the 11% Notes and are guaranteed by certain of the same domestic subsidiaries of the Company as the guaranteed 11% Notes.

     The following condensed consolidating financial information presents:

          (1) Condensed consolidating financial statements as of April 30, 1998 and January 31, 1998 and for the three month periods ended April 30, 1998 and 1997, of (a) Hayes Lemmerz International, Inc., the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

          (2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

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

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(6) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 30, 1998

                                                    GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                         PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                         ------    ------------   ------------   ------------   ------------
Cash and cash equivalents..............  $    --      $ (0.1)        $ 25.9        $    --        $   25.8
Receivables............................      6.6        24.9          121.8             --           153.3
Inventories............................     38.0        44.8           63.0             --           145.8
Prepaid expenses and other.............      0.9         3.9            2.8           (0.2)            7.4
                                         -------      ------         ------        -------        --------
     Total current assets..............     45.5        73.5          213.5           (0.2)          332.3
Property, plant and equipment..........    166.0       363.3          329.8             --           859.1
Accumulated depreciation...............     (4.3)      (96.7)         (47.9)            --          (148.9)
                                         -------      ------         ------        -------        --------
     Net property, plant and
       equipment.......................    161.7       266.6          281.9             --           710.2
Goodwill and other assets..............    759.1       307.1          282.0         (642.6)          705.6
                                         -------      ------         ------        -------        --------
     Total assets......................  $ 966.3      $647.2         $777.4        $(642.8)       $1,748.1
                                         =======      ======         ======        =======        ========
Bank borrowings........................  $    --      $   --         $ 26.0        $    --        $   26.0
Current portion of long-term debt......      2.9          --            7.4             --            10.3
Accounts payable and accrued
  liabilities..........................     93.3       122.0          120.1             --           335.4
                                         -------      ------         ------        -------        --------
     Total current liabilities.........     96.2       122.0          153.5             --           371.7
Long-term debt.........................    820.4          --           34.9             --           855.3
Deferred income taxes..................     (7.5)       19.9           29.1             --            41.5
Minority interest......................       --         0.3            5.4            0.1             5.8
Pension and other long-term
  liabilities..........................    103.4        95.7          110.6           (4.8)          304.9
Parent loans...........................   (247.2)      218.4           28.8             --              --
                                         -------      ------         ------        -------        --------
     Total noncurrent liabilities......    669.1       334.3          208.8           (4.7)        1,207.5
Common stock...........................      0.3          --             --             --             0.3
Additional paid-in capital.............    246.9        90.9          276.1         (384.5)          229.4
Retained earnings (accumulated
  deficit).............................    (40.6)       99.9          160.8         (256.2)          (36.1)
Accumulated other comprehensive
  income...............................     (5.6)        0.1          (21.8)           2.6           (24.7)
                                         -------      ------         ------        -------        --------
     Total stockholders' equity........    201.0       190.9          415.1         (638.1)          168.9
Total liabilities and stockholders'
  equity...............................  $ 966.3      $647.2         $777.4        $(642.8)       $1,748.1
                                         =======      ======         ======        =======        ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(6) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 1998

                                                                   GUARANTOR     NONGUARANTOR   CONSOLIDATED
                                         PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                         ------    ------------   ------------   ------------   ------------
Cash and cash equivalents..............  $   4.6      $  0.1         $ 18.4        $    --        $   23.1
Receivables............................     36.3        63.0          118.5             --           217.8
Inventories............................     32.9        43.2           55.4             --           131.5
Prepaid expenses and other.............      1.5         3.3            5.4           (0.2)           10.0
                                         -------      ------         ------        -------        --------
       Total current assets............     75.3       109.6          197.7           (0.2)          382.4
Property, plant and equipment..........    156.6       320.6          315.4             --           792.6
Accumulated depreciation...............      1.5       (85.9)         (37.8)            --          (122.2)
                                         -------      ------         ------        -------        --------
  Net property, plant and equipment....    158.1       234.7          277.6             --           670.4
Goodwill and other assets..............    752.2       303.6          300.8         (650.5)          706.1
                                         -------      ------         ------        -------        --------
       Total assets....................  $ 985.6      $647.9         $776.1        $(650.7)       $1,758.9
                                         =======      ======         ======        =======        ========
Bank borrowings........................  $    --      $   --         $ 23.6        $    --        $   23.6
Current portion of long-term debt......      2.9          --           11.5             --            14.4
Accounts payable and accrued
  liabilities..........................     71.5       128.4          135.2           (0.2)          334.9
                                         -------      ------         ------        -------        --------
       Total current liabilities.......     74.4       128.4          170.3           (0.2)          372.9
Long-term debt.........................    841.9          --           40.7             --           882.6
Deferred income taxes..................     (7.5)       17.9           24.4             --            34.8
Minority interest......................       --         0.2            5.3            0.1             5.6
Pension and other long-term
  liabilities..........................     83.6        85.4          135.4           (2.9)          301.5
Parent loans...........................   (212.5)      219.7           (7.2)            --              --
                                         -------      ------         ------        -------        --------
       Total noncurrent liabilities....    705.5       323.2          198.6           (2.8)        1,224.5
Common stock...........................      0.3          --             --             --             0.3
Additional paid-in capital.............    246.9       104.5          272.9         (394.9)          229.4
Retained earnings (accumulated
  deficit).............................    (30.6)       91.7          144.4         (256.3)          (50.8)
Accumulated other comprehensive
  income...............................    (10.9)        0.1          (10.1)           3.5           (17.4)
                                         -------      ------         ------        -------        --------
       Total stockholders' equity......    205.7       196.3          407.2         (647.7)          161.5
                                         -------      ------         ------        -------        --------
Total liabilities and stockholders'
  equity...............................  $ 985.6      $647.9         $776.1        $(650.7)       $1,758.9
                                         =======      ======         ======        =======        ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(6) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE QUARTER ENDED APRIL 30, 1998

                                                    GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                          PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                          ------   ------------   ------------   ------------   ------------
Net sales...............................  $73.2       $183.2         $159.3         $(1.8)         $413.9
Cost of goods sold......................   63.0        152.2          128.4          (1.8)          341.8
                                          -----       ------         ------         -----          ------
Gross profit............................   10.2         31.0           30.9            --            72.1
Marketing, general and administration...    2.4          4.9            7.9            --            15.2
Engineering and product development.....    0.3          1.4            2.7            --             4.4
Amortization of intangibles.............    0.3          2.1            1.5            --             3.9
Other income, net.......................   (0.6)         0.1           (0.8)           --            (1.3)
                                          -----       ------         ------         -----          ------
Earnings from operations................    7.8         22.5           19.6            --            49.9
Interest expense, net...................   11.3         12.0            0.9            --            24.2
                                          -----       ------         ------         -----          ------
Earnings (loss) before taxes on income,
  and minority interest.................   (3.5)        10.5           18.7            --            25.7
Income tax provision....................    4.5          4.2            2.1            --            10.8
                                          -----       ------         ------         -----          ------
Earnings (loss) before minority
  interest..............................   (8.0)         6.3           16.6            --            14.9
Minority interest.......................     --          0.1            0.1            --             0.2
                                          -----       ------         ------         -----          ------
Net income(loss)........................  $(8.0)      $  6.2         $ 16.5         $  --          $ 14.7
                                          =====       ======         ======         =====          ======

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE QUARTER ENDED APRIL 30, 1997

                                                    GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                          PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                          ------   ------------   ------------   ------------   ------------
Net sales...............................  $76.8       $140.5         $ 33.4         $(0.5)         $250.2
Cost of goods sold......................   67.0        118.1           27.6          (0.5)          212.2
                                          -----       ------         ------         -----          ------
Gross profit............................    9.8         22.4            5.8            --            38.0
Marketing, general and administration...    2.0          5.1            1.8            --             8.9
Engineering and product development.....    0.6          1.4            0.3            --             2.3
Amortization of intangibles.............    0.3          2.0             --            --             2.3
Other income, net.......................     --           --           (0.7)           --            (0.7)
                                          -----       ------         ------         -----          ------
Earnings from operations................    6.9         13.9            4.4            --            25.2
Interest expense, net...................    7.5         10.0            0.9            --            18.4
Equity in earnings of consolidated
  subsidiaries..........................   (2.6)          --             --           2.6              --
                                          -----       ------         ------         -----          ------
Earnings (loss) before taxes on income
  and minority interest.................    2.0          3.9            3.5          (2.6)            6.8
Income tax (benefit) provision..........   (0.6)         2.0            1.5            --             2.9
                                          -----       ------         ------         -----          ------
Earnings (loss) before minority
  interest..............................    2.6          1.9            2.0          (2.6)            3.9
Minority interest.......................     --           --             --           0.1             0.1
                                          -----       ------         ------         -----          ------
Net income(loss)........................  $ 2.6       $  1.9         $  2.0         $(2.7)         $  3.8
                                          =====       ======         ======         =====          ======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(6) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDED APRIL 30, 1998

                                                            GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                  PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                  ------   ------------   ------------   ------------   ------------
Cash flows provided from (used by) operating
  activities....................................  $(23.9)     $ 32.7         $(17.7)        $  --          $ (8.9)
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment...................................    (9.5)      (11.1)         (10.9)           --           (31.5)
  Proceeds from assumption of future commitments
    in acquisition..............................    12.0          --             --            --            12.0
  Other, net....................................   (11.6)       14.0            5.1            --             7.5
                                                  ------      ------         ------         -----          ------
    Cash used by investing activities...........    (9.1)        2.9           (5.8)           --           (12.0)
Cash flows from financing activities:
  Decrease in short-term bank borrowings and
    loans.......................................      --       (26.5)          (2.6)           --           (29.1)
  Decrease in bank revolving loan & other
    long-term loans.............................   (21.4)       (8.0)          (5.3)           --           (34.7)
  Net proceeds under accounts receivable
    securitization program......................    87.2          --             --            --            87.2
                                                  ------      ------         ------         -----          ------
    Cash provided by financing activities.......    65.8       (34.5)          (7.9)           --            23.4
Increase (decrease) in parent loans and
  advances......................................   (37.4)       (1.3)          38.7            --              --
Effect of exchange rates of cash and cash
  equivalents...................................      --          --            0.2            --             0.2
                                                  ------      ------         ------         -----          ------
    Net increase (decrease) in cash and cash
      equivalents...............................    (4.6)       (0.2)           7.5            --             2.7
Cash and cash equivalents at beginning of
  period........................................     4.6         0.1           18.4            --            23.1
                                                  ------      ------         ------         -----          ------
Cash and cash equivalents at end of period......  $   --      $ (0.1)        $ 25.9         $  --          $ 25.8
                                                  ======      ======         ======         =====          ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDED APRIL 30, 1997

                                                            GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                  PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                  ------   ------------   ------------   ------------   ------------
Cash flows provided from (used by) operating
  activities....................................  $  0.2      $ (1.6)        $ (0.7)        $(2.4)         $ (4.5)
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment...................................    (3.0)       (4.7)          (9.0)           --           (16.7)
  Other, net....................................    (7.6)        5.0            2.4            --            (0.2)
                                                  ------      ------         ------         -----          ------
    Cash used by investing activities...........   (10.6)        0.3           (6.6)           --           (16.9)
Cash flows from financing activities:
  Increase in foreign bank borrowings and
    loans.......................................      --          --            1.3            --             1.3
  Decrease in bank revolving loan & other long
    term loans..................................    (3.0)         --             --            --            (3.0)
                                                  ------      ------         ------         -----          ------
    Cash provided by financing activities.......    (3.0)         --            1.3            --            (1.7)
Increase (decrease) in parent loans and
  advances......................................   (20.0)       18.5           (0.9)          2.4              --
Effect of exchange rates of cash and cash
  equivalents...................................      --          --            0.4            --             0.4
                                                  ------      ------         ------         -----          ------
    Net increase (decrease) in cash and cash
      equivalents...............................   (33.4)       17.2           (6.5)           --           (22.7)
Cash and cash equivalents at beginning of
  period........................................    41.2        (0.6)           6.9            --            47.5
                                                  ------      ------         ------         -----          ------
Cash and cash equivalents at end of period......  $  7.8      $ 16.6         $  0.4         $  --          $ 24.8
                                                  ======      ======         ======         =====          ======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(7) SUBSEQUENT EVENTS

     On May 19, 1998, the Company purchased an additional 50.7% of the common equity and 46.2% of the preferred equity in its joint venture in Brazil, Borlem S.A. Emprendimentos Industriais ("Borlem"). This purchase increases the Company's ownership of Borlem to 98.7% of the common equity and 87% of the preferred equity, with the remaining shares being held by the public.

     On June 10, 1998, the Company acquired 100% of the common stock of Min-Cer, S.A. de C.V., Mexico's largest heavy-duty hub, drum and wheel manufacturer.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended April 30, 1998 Compared to the Three Months Ended April 30, 1997

     The Company's net sales for the first quarter of fiscal 1998 were $413.9 million, an increase of 65.4% as compared to net sales for the first quarter of fiscal 1997. This increase was due to the additional sales contributed by Lemmerz, which was acquired effective June 30, 1997, and higher sales in the North American and European Aluminum Wheel groups and the Automotive Brake and Commercial Highway businesses in North America.

     The Company's gross profit for the first quarter of fiscal 1998 increased to $72.1 million or 17.4% of net sales as compared to $38.0 million or 15.2% of net sales for the first quarter of fiscal 1997. This increase in margin was attributable to the increased revenues and improved productivity in all of the Company's businesses.

     Marketing, general and administrative expenses were $15.2 million or 3.7% of net sales for the first quarter of fiscal 1998 as compared to $8.9 million or 3.6% of net sales for the same period of fiscal 1997. This increase was attributable to additional costs incurred as a result of the Lemmerz Acquisition. The Company believes that marketing, general and administrative costs as a percent of net sales will improve as the expected savings are realized as a result of the Lemmerz Acquisition.

     Engineering and product development costs were $4.4 million or 1.0% of net sales for the first quarter of fiscal 1998 as compared to $2.3 million or 0.9% of net sales for the first quarter of fiscal 1997. The Company believes that engineering and product development costs as a percent of sales will improve even as these costs increase to successfully develop new products.

     Amortization of intangibles increased by $1.6 million to $3.9 million for the first quarter of fiscal 1998. This increase is attributable to the increased goodwill recognized as a result of the Lemmerz Acquisition.

     Interest expense was $24.2 million for the first quarter of fiscal 1998, an increase of $5.8 million over the same period of fiscal 1997. This increase was due to the increase in debt as a result of the Lemmerz Acquisition.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations used $8.9 million in cash during the first quarter of fiscal 1998, a decrease of $4.4 million as compared to the same period of fiscal 1997. This decrease in cash flow was attributable primarily to higher working capital requirements related to the Lemmerz Acquisition.

     Capital expenditures for the quarter amounted to $31.5 million. These capital expenditures were primarily for additional machinery and equipment to increase production capacity at the Company's North American and European Aluminum Wheel facilities to meet expected future customer requirements for fabricated aluminum and FFC(TM) wheels. The Company anticipates capital expenditures for fiscal 1998 will be approximately $110.0 million relating primarily to new vehicle platforms, cost reduction programs and maintenance.

     As of April 30, 1998, the Company was party to an amended credit agreement dated June 30, 1997 (the "Amended Credit Agreement") with Canadian Imperial Bank of Commerce ("CIBC") and Merrill Lynch Capital Corporation ("Merrill Lynch"), as managing agents. Pursuant to the Amended Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $470.5 million in the form of senior secured term loan facilities, such aggregate amount being allocated among (i) a Tranche A-1 Term Loan facility in an aggregate principal amount of up to $173.0 million, (ii) a Tranche A-2 Term Loan facility in an aggregate principal amount of up to $100 million, (iii) a Tranche B Term Loan facility in an aggregated principal amount of up to $109 million and (iv) a Tranche C Term Loan facility in an aggregate principal amount of up to $88.5 million, and up to $270 million in the form of a senior secured revolving credit facility. Such term loan facilities and revolving facility are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan facilities and revolving facility are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future material domestic subsidiaries and 65% of the shares of certain of the Company's existing and future foreign subsidiaries. As of April 30, 1998, there was $173.8 million outstanding under the term loan facilities and $231.7 million available under the revolving facility. On June 12, 1998, the Company amended the Amended Credit Agreement and thereby (a) eliminated (and repaid the outstanding principal balance of) the Tranche A-1, B and C Term Loans and (b) increased the revolving credit facility to $400 million.

     In April 1998, the Company entered into a three-year agreement pursuant to which the Company and certain of its subsidiaries sold, and will continue to sell on an on-going basis, a portion of their accounts receivable to Hayes Lemmerz Funding Corporation ("Funding Co."), a wholly owned subsidiary of the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and will transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and will sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has collection and administrative responsibilities with respect to all the receivables which are sold.

     At April 30, 1998, management believes that the Company was in compliance with the various covenants under the agreements pursuant to which it may borrow money. Management expects that the Company will remain in material compliance with these covenants through the period ending April 30, 1999.

OTHER MATTERS

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          None.

     (b) Reports of Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HAYES LEMMERZ INTERNATIONAL, INC.

                                          By:
                                               /s/ D. N. Vermilya
                                            ------------------------------------
                                            D.N. Vermilya
                                            Corporate Controller and Chief
                                              Accounting Officer

June 12, 1998

                                Exhibit Index
                                -------------

Exhibit No.                  Description
-----------                  -----------
     27                      Financial Data Schedule
