Form 10-K/A
period 1998-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 1998-07-15
CIK 893670

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


THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 23, 1998 WAS APPROXIMATELY $298 MILLION.



THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 24, 1998 WAS 30,090,845 SHARES.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE.

================================================================================

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 31, 1998, as follows:


     Item 14 of the report is amended by adding the following exhibits to Section (a) 3 of Item 14:


        1. Exhibit 28: Annual Report on Form 11-K with respect to the Registrant's Retirement Savings Plan for the year ended December 31, 1997.



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



     3. Exhibits



(E)   2.1     Agreement and Plan of Merger, dated as of March 28, 1996,
              between the Company and MWC Holdings, Inc. ("Holdings").
(H)   2.2     Purchase Agreement, dated as of June 6, 1997, among the
              Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and
              the shareholders of Lemmerz Holding GmbH.
(F)   3.1     Restated Certificate of Incorporation of the Company and
              Certificate of Correction thereof.
(F)   3.2     Amended and Restated By-Laws of the Company.
(F)   3.3     Certificate of Merger of Holdings into the Company, filed
              with the Secretary of State of Delaware on July 2, 1996.
(K)   3.4     Certificate of Amendment to Restated Certificate of
              Incorporation of the Company.
(A)   4.1     Reference is made to Exhibits 3.1 and 3.2.
(B)   4.2     Indenture, dated as of November 15, 1992, between the
              Company and Manufacturers and Traders Trust Company, as
              Trustee ($100,000,000 principal amount of 9 1/4% Senior
              Notes due 2002), including all exhibits thereto.
(B)   4.3     Form of Senior Note issued pursuant to the Indenture filed as Exhibit 4.2 hereto.
(F)   4.4     First Supplemental Indenture, dated as of June 20, 1996, to the Indenture filed as Exhibit 4.2.
(F)   4.5     Second Supplemental Indenture, dated as of June 26, 1996, to the Indenture filed as Exhibit 4.2.
(E)   4.6     Form of Subscription Agreement between the Company and the
              New Investors.
(I)   4.7     Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of
              New York as Trustee.

(J)   4.8     Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy
              Securities Corp., Merrill Lynch Pierce Fenner & Smith
              Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co.
              Inc. and Salomon Brothers Inc.
(J)   4.9     Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of
              New York as Trustee.
(J)   4.10    Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy
              Securities Corp. and Merrill Lynch Pierce Fenner & Smith
              Incorporated.
(A)  10.1     Management Services Agreement between the Company and K-H
              Corporation ("K-H").
(A)  10.2     Tax Sharing Agreement among the Company, Kelsey-Hayes
              Company and K-H.
(B)  10.3     Conveyance and Transfer Agreement, dated as of December 15,
              1992, between the Company and Kelsey-Hayes Company.
(A)  10.4     Lease Agreement between the Company and K-H Corporation.
(A)  10.5     Michigan Workers' Compensation Claims Payment Guarantee
              between the Company and Kelsey-Hayes Company.
(A)  10.6*    1992 Incentive Stock Option Plan.
(A)  10.7*    Long-Term Savings Plan.
(A)  10.8     Non-competition Agreement between the Company and Varity
              Corporation.
(A)  10.9*    Employment Agreement, dated February 1, 1993, between Hayes
              Wheels, S.p.A. and Giancarlo Dallera.
(B)  10.10    Joint Venture Agreement (the "Joint Venture Agreement"),
              dated as of February 16, 1993, by and between the Company
              and Nova Hut a.s. ("NH").
(C)  10.11    Amendment No. 1, dated August 17, 1993, to the Joint Venture
              Agreement.
(C)  10.12    Amendment No. 2, dated October 26, 1993, to the Joint
              Venture Agreement.
(C)  10.13    Project Funds Agreement, dated November 12, 1993, between
              Hayes Wheels Autokola NH, a.s. ("Autokola"), the Company and
              International Finance Corporation ("IFC").
(C)  10.14    Fee Clawback Agreement, dated November 12, 1993, between
              Autokola, the Company and IFC.
(C)  10.15    Subordination Agreement, dated November 12, 1993, between
              Autokola, NH, the Company and IFC.
(C)  10.16    Investment Agreement, dated November 12, 1993, between
              Autokola and IFC.
(A)  10.17*   Employee Benefits Agreement.
(D)  10.18*   Severance Agreements, each dated November 6, 1995, between the Company and its officers and certain employees.
(E)  10.21    Registration Rights Agreement, dated as of March 28, 1996, among the Company, Varity Corporation and K-H Corporation.
(F)  10.22    Form of Indemnification Agreement between the Company and
              each of its directors (filed as Exhibit B to the
              Stockholders' Agreement filed as Exhibit 2.2).
(G)  10.23*   First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(H)  10.24    Consulting Agreement, dated as of June 6, 1997, between the
              Company and H.K.L., L.L.C.
(H)  10.25    Consulting Agreement, dated as of June 6, 1997, between the
              Company and Horst Kukwa-Lemmerz.
(I)  10.26    Amended and Restated Stockholders' Agreement, dated as of
              June 30, 1997, among the Company, Joseph Littlejohn & Levy
              Fund II, L.P., Chase Equity Associates, CIBC WG Argosy
              Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and
              TSG Capital Fund II, L.P. and the shareholders of Lemmerz
              Holding GmbH.

(I)            10.27  Amended and Restated Credit Agreement, dated as of June 30, 1997, among the Company, the several banks and financial institutions from time to time parties thereto. Canadian Imperial Bank of
                      Commerce, Merrill Lynch Capital Corporation and Dresdner Bank A.G.
(L)            10.28* Managing Director's Service Agreement, dated September 25, 1997, between Hayes Lemmerz Holding GmbH and Klaus Junger.
(L)            12     Computation of Ratios.
(L)            22.1   Subsidiaries of the Company.
(L)            23     Consent of KPMG Peat Marwick LLP.
(G)            24     Powers of Attorney.
(L)            27     Financial Data Schedule.
(M)            28     Annual Report on Form 11-K with respect to the Company's Retirement Savings Plan for the year ended
                      December 31, 1997.


-------------------------

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



(H) Incorporated by reference from the Company's Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.



(I) Incorporated by reference from the Company's Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.



(J) Incorporated by reference from the Company's Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.



(K) Incorporated by reference from the Company's Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.



(L) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal Year Ended January 31, 1998, filed with the SEC.



(M) Filed herewith.



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



(b) Reports on Form 8-K



     The Company filed no Current Reports on Form 8-K with the SEC during the quarter ended January 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of July 1998.



                                          HAYES LEMMERZ INTERNATIONAL, INC.


                                          By: /s/ WILLIAM D. SHOVERS

                                            ------------------------------------
                                            William D. Shovers
                                            Vice President--Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


                SIGNATURE                                        TITLE                           DATE
                ---------                                        -----                           ----

/s/ RANKO CUCUZ*                                 Chairman of the Board of Directors;         July 14, 1998
------------------------------------------       Chief Executive Officer;
Ranko Cucuz                                      Director

/s/ WILLIAM D. SHOVERS                           Chief Financial Officer                     July 14, 1998
------------------------------------------
William D. Shovers

/s/ D. N. VERMILYA                               Principal Accounting Officer                July 14, 1998
------------------------------------------
D. N. Vermilya

/s/ CLEVELAND A. CHRISTOPHE*                     Director                                    July 14, 1998
------------------------------------------
Cleveland A. Christophe

/s/ TIMOTHY J. CLARK*                            Director                                    July 14, 1998
------------------------------------------
Timothy J. Clark

/s/ ANDREW R. HEYER*                             Director                                    July 14, 1998
------------------------------------------
Andrew R. Heyer

/s/ HORST KUKWA-LEMMERZ*                         Director                                    July 14, 1998
------------------------------------------
Horst Kukwa-Lemmerz

/s/ PAUL S. LEVY*                                Director                                    July 14, 1998
------------------------------------------
Paul S. Levy

/s/ JEFFREY LIGHTCAP*                            Director                                    July 14, 1998
------------------------------------------
Jeffrey Lightcap

/s/ WEINARD MEILICKE*                            Director                                    July 14, 1998
------------------------------------------
Weinard Meilicke

/s/ JOHN S. RODEWIG*                             Director                                    July 14, 1998
------------------------------------------
John S. Rodewig

/s/ DAVID YING*                                  Director                                    July 14, 1998
------------------------------------------
David Ying

*By /s/ PATRICK B. CAREY
------------------------------------
     Patrick B. Carey
     Attorney-in-fact

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                  TITLE                              PAGE
-------                                 -----                              ----
   28        Annual Report on Form 11-K with respect to the Registrant's
             Retirement Savings Plan for the year ended December 31, 1997