Form 10-Q
period 1998-07-31
HAYES LEMMERZ INTERNATIONAL INC
filed 1998-09-11
CIK 893670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 12, 1998, WAS 30,179,985 SHARES.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HAYES LEMMERZ INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I. FINANCIAL INFORMATION
  Item 1.    Financial Statements
             Consolidated Statements of Operations.......................      3
             Consolidated Balance Sheets.................................      4
             Consolidated Statements of Cash Flows.......................      5
             Notes to Consolidated Financial Statements..................      6
  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     15
PART II. OTHER INFORMATION
  Item 1.    Legal Proceedings...........................................     18
  Item 2.    Changes in Securities.......................................     18
  Item 3.    Defaults upon Senior Securities.............................     18
  Item 4.    Submission of Matters to a Vote of Security-Holders.........     18
  Item 5.    Other Information...........................................     18
  Item 6.    Exhibits and Reports on Form 8-K............................     18
  Signatures.............................................................     19

     UNLESS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" MEAN HAYES LEMMERZ INTERNATIONAL, INC., AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY'S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 1998 MEANS THE PERIOD BEGINNING FEBRUARY 1, 1998, AND ENDING JANUARY 31, 1999). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY'S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY'S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY'S FINANCIAL STRUCTURE AND THE COMPANY'S COST OF CAPITAL AND BORROWED MONEY; AND (5) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JULY 31,                JULY 31,
                                                            ------------------      ------------------
                                                             1998        1997        1998        1997
                                                             ----        ----        ----        ----
Net sales...............................................    $383.0      $277.9      $796.9      $528.1
Cost of goods sold......................................     321.1       231.1       662.9       443.3
                                                            ------      ------      ------      ------
  Gross profit..........................................      61.9        46.8       134.0        84.8
Marketing, general and administration...................      16.8        12.5        32.0        21.4
Engineering and product development.....................       5.6         2.6        10.0         4.9
Amortization of intangibles.............................       4.2         2.8         8.1         5.1
Other income............................................      (1.4)       (1.1)       (2.1)       (1.8)
Equity in earnings of unconsolidated subsidiaries.......      (0.4)         --        (1.0)         --
                                                            ------      ------      ------      ------
  Earnings from operations..............................      37.1        30.0        87.0        55.2
Interest expense, net...................................      22.8        21.8        47.0        40.2
                                                            ------      ------      ------      ------
  Earnings before taxes on income, minority interest and
     extraordinary loss.................................      14.3         8.2        40.0        15.0
Income tax provision....................................       6.0         3.5        16.8         6.4
                                                            ------      ------      ------      ------
  Earnings before minority interest and extraordinary
     loss...............................................       8.3         4.7        23.2         8.6
Minority interest.......................................       0.8          --         1.0         0.1
                                                            ------      ------      ------      ------
  Earnings before extraordinary loss....................       7.5         4.7        22.2         8.5
Extraordinary loss, net of tax of $6.0 (Note 6).........      (8.3)         --        (8.3)         --
                                                            ------      ------      ------      ------
  Net income (loss).....................................    $ (0.8)     $  4.7      $ 13.9      $  8.5
                                                            ======      ======      ======      ======
Per share information (Note 3):
Earnings before extraordinary loss......................    $ 0.25      $ 0.20      $ 0.74      $ 0.37
Extraordinary loss, net of tax..........................     (0.28)         --       (0.28)         --
                                                            ------      ------      ------      ------
Basic net income (loss) per share.......................    $(0.03)     $ 0.20      $ 0.46      $ 0.37
                                                            ======      ======      ======      ======
Basic average shares outstanding (in thousands).........    30,124      24,075      30,107      23,246
                                                            ======      ======      ======      ======
Earnings before extraordinary loss......................    $ 0.23      $ 0.20      $ 0.68      $ 0.37
Extraordinary loss, net of tax..........................     (0.25)         --       (0.25)         --
                                                            ------      ------      ------      ------
Diluted net income (loss) per share.....................    $(0.02)     $ 0.20      $ 0.43      $ 0.37
                                                            ======      ======      ======      ======
Diluted average shares outstanding (in thousands).......    32,916      24,075      32,668      23,246
                                                            ======      ======      ======      ======

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (MILLIONS OF DOLLARS)

                                                                 JULY 31,      JANUARY 31,
                                                                   1998           1998
                                                                 --------      -----------
                                                                (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $    1.6       $   23.1
  Receivables (less allowance of $4.3 million at July 31,
     1998 and January 31, 1998).............................        166.3          217.8
  Inventory (Note 2)........................................        168.9          131.5
  Prepaid expenses and other................................         15.0           10.0
                                                                 --------       --------
       Total current assets.................................        351.8          382.4
                                                                 --------       --------
Property, plant and equipment:
  Land......................................................         22.3           15.6
  Buildings.................................................        181.0          154.7
  Machinery and equipment...................................        744.1          622.3
                                                                 --------       --------
                                                                    947.4          792.6
  Accumulated depreciation..................................       (156.9)        (122.2)
                                                                 --------       --------
       Net property, plant and equipment....................        790.5          670.4
Goodwill and other assets...................................        751.4          706.1
                                                                 --------       --------
       Total assets.........................................     $1,893.7       $1,758.9
                                                                 ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings...........................................     $   40.7       $   23.6
  Current portion of long-term debt.........................          7.8           14.4
  Accounts payable and accrued liabilities..................        372.4          334.9
                                                                 --------       --------
       Total current liabilities............................        420.9          372.9
Noncurrent liabilities:
  Long-term debt............................................        893.4          882.6
  Pension and other long-term liabilities...................        334.8          301.5
  Deferred income taxes.....................................         50.3           34.8
  Minority interest.........................................         12.1            5.6
                                                                 --------       --------
       Total noncurrent liabilities.........................      1,290.6        1,224.5
Commitments and Contingencies (Note 7):
Stockholders' equity:
  Preferred stock, 25,000,000 shares authorized, none issued
     or outstanding.........................................           --             --
  Common stock, par value $0.01 per share:
     Voting -- authorized 99,000,000 shares; and outstanding
      27,530,959 at July 31, 1998 and 27,439,419 at January
      31, 1998..............................................          0.3            0.3
     Nonvoting -- authorized 5,000,000; and outstanding,
      2,649,026 at July 31, 1998 and January 31, 1998.......           --             --
  Additional paid in capital................................        236.8          229.4
  Accumulated deficit.......................................        (37.0)         (50.8)
  Accumulated other comprehensive income (Note 3)...........        (17.9)         (17.4)
                                                                 --------       --------
       Total stockholders' equity...........................        182.2          161.5
                                                                 --------       --------
Total liabilities and stockholders' equity..................     $1,893.7       $1,758.9
                                                                 ========       ========

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JULY 31,
                                                                ------------------
                                                                 1998       1997
                                                                 ----       ----
Cash flows from operating activities:
Net income..................................................    $  13.9    $   8.5
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
  Depreciation..............................................       32.7       23.1
  Amortization of intangibles and debt issue costs..........       11.5        7.7
  Increase in deferred taxes................................        8.5         --
  Increase in minority interest.............................        3.2         --
  Equity in earnings of subsidiaries........................       (1.0)        --
  Extraordinary loss........................................       14.4         --
  Changes in operating assets and liabilities:
     Decrease in receivables................................        2.8       13.4
     Increase in inventories................................      (15.8)     (13.9)
     Decrease in prepaid expenses and other.................        1.4        5.1
     Decrease in accounts payable and accrued liabilities...       (2.4)     (31.5)
     Decrease in other long-term liabilities................      (15.9)     (21.2)
                                                                -------    -------
       Cash provided by (used for) operating activities.....       53.3       (8.8)
                                                                -------    -------
Cash flows from investing activities:
  Acquisition of property, plant and equipment..............      (56.4)     (27.4)
  Purchase of businesses, net of cash received..............      (21.4)    (197.5)
  Proceeds from assumption of future commitments in
     acquisition............................................       12.0         --
  Purchase of minority interest.............................      (50.8)        --
  Other, net................................................      (11.7)      (5.9)
                                                                -------    -------
     Cash used for investing activities.....................     (128.3)    (230.8)
                                                                -------    -------
Cash flows from financing activities:
  Increase (decrease) in short-term bank borrowings.........      (27.3)       1.3
  Increase (decrease) in long-term and bank revolving
     loans..................................................       99.8     (205.6)
  Repayment of term debt....................................     (100.5)        --
  Proceeds from accounts receivable securitization..........       78.7         --
  Stock options exercised...................................        1.7         --
  Proceeds from issuance of long term debt..................         --      500.0
  Fees paid to issue long term debt.........................        1.3      (17.0)
                                                                -------    -------
     Cash provided by financing activities..................       53.7      278.7
                                                                -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (0.2)       0.9
                                                                -------    -------
  Increase (decrease) in cash and cash equivalents..........      (21.5)      40.0
Cash and cash equivalents at beginning of year..............       23.1       47.5
                                                                -------    -------
Cash and cash equivalents at end of period..................    $   1.6    $  87.5
                                                                =======    =======
Supplemental data:
  Cash paid for interest....................................    $  51.6    $  56.9
  Cash paid for income taxes................................    $   2.9    $   0.9

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 31, 1998, and January 31, 1998, and the results of its operations for the three and six months ended July 31, 1998, and 1997 and cash flows for the six months ended July 31, 1998, and 1997. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2)  INVENTORIES

     The major classes of inventory are as follows:

                                                                JULY 31,    JANUARY 31,
                                                                  1998         1998
                                                                --------    -----------
Raw materials...............................................     $ 53.4       $ 40.9
Work-in-progress............................................       45.1         37.6
Finished goods..............................................       70.4         53.0
                                                                 ------       ------
  Total.....................................................     $168.9       $131.5
                                                                 ======       ======

(3)  SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"), which changes the calculation of earnings per share to be more consistent with countries outside of the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is computed using only the weighted average shares outstanding, while diluted EPS is computed considering the dilutive effect of options and warrants.

     Net income per share information has been computed using the new standard for all periods presented. Shares outstanding for the three and six months ended July 31, 1998 and 1997, were as follows:

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JULY 31,                JULY 31,
                                                              ------------------      ------------------
                                                               1998        1997        1998        1997
                                                               ----        ----        ----        ----
Weighted average shares outstanding.......................    30,124      24,075      30,107      23,246
Dilutive effect of options and warrants...................     2,792          --       2,561          --
                                                              ------      ------      ------      ------
Diluted shares outstanding................................    32,916      24,075      32,668      23,246
                                                              ======      ======      ======      ======

     During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement was adopted by the Company effective February 1, 1998.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

               THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(3)  SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)
     The components of comprehensive income for the six months ended July 31, 1998 and 1997 are as follows:

                                                                JULY 31,    JULY 31,
                                                                  1998        1997
                                                                --------    --------
Net income..................................................     $13.9       $ 8.5
Cumulative translation adjustments..........................      (0.5)       (1.9)
                                                                 -----       -----
     Total comprehensive income.............................     $13.4       $ 6.6
                                                                 =====       =====

(4)  ACQUISITIONS

     In February 1998, the Company purchased the remaining 50% equity in its aluminum wheel joint venture in Somerset, Kentucky, Aluminum Wheel Technology, Inc. ("Alumitech").

     On March 4, 1998 the Company acquired 35% of the automotive wheel business of Automotive Overseas Investments Limited, an organization which owns and operates N.F. Die Casting (Pty) Ltd. ("N.F. Die"), a producer of cast aluminum wheels for the automotive industry in South Africa. The Company exercised its right to purchase an additional 16% of the operations on July 14, 1998 increasing its total interest in N.F. Die to 51%.

     On May 19, 1998, the Company purchased an additional 50.7% of the common equity and 46.2% of the preferred equity in its joint venture in Brazil, Borlem S.A. Emprendimentos Industriais ("Borlem"). This purchase increases the Company's ownership of Borlem to 98.7% of the common equity and 87.0% of the preferred equity, with the remaining shares being publicly held.

     On June 10, 1998, the Company acquired 100% of the common stock of MIN-CER, S.A. de C.V. ("MIN-CER"), Mexico's largest heavy-duty hub, drum and wheel manufacturer.

     On August 14, 1998, the Company acquired an additional 60% of the equity in its joint venture Kalyani Lemmerz Limited in India. This transaction increased the Company's ownership equity from 25% to 85%.

     The following unaudited pro forma financial data illustrates the estimated effects as if the above mentioned acquisitions had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization, depreciation, interest expense and the related income tax effects.

                                                                  THREE MONTHS         SIX MONTHS
                                                                     ENDED               ENDED
                                                                ----------------    ----------------
                                                                 1998      1997      1998      1997
                                                                 ----      ----      ----      ----
Sales.......................................................    $414.3    $412.8    $871.8    $820.3
Net income (loss)...........................................    $ (1.1)   $  4.2    $ 12.4    $  8.3
Basic net income (loss) per share...........................    $(0.04)   $ 0.14    $ 0.41    $ 0.28
Diluted net income (loss) per share.........................    $(0.03)   $ 0.13    $ 0.38    $ 0.25

     The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

               THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(5)  ACCOUNTS RECEIVABLE SECURITIZATION

     In April 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and will continue to sell on an ongoing basis, a portion of their accounts receivable to a special purpose entity ("Funding Co."), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and will transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and will sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The trade receivable securitization agreement was accounted for as a sale of receivables in accordance with FASB No. 125 "Accounting for Transfers and Servicing of Financial Assets & Extinguishments of Liabilities." The Company has collection and administrative responsibilities with respect to all the receivables which were and will be sold.

(6)  EXTRAORDINARY LOSS

     During the second quarter of fiscal 1998, the Company entered into a second amended and restated credit agreement dated June 12, 1998 (the "Second Amended and Restated Credit Agreement"). Pursuant to the Second Amended and Restated Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $100 million in the form of a senior secured term loan facility and up to $400 million in the form of a senior secured revolving credit facility. This agreement amended and restated the credit agreement dated June 30, 1997 and thereby (a) eliminated (and repaid the outstanding principal balance of) certain of the then existing senior secured term loan facilities under the prior credit agreement and (b) increased the revolving credit facility to $400 million. In connection with this early repayment of the term loan facilities, the Company recorded an extraordinary loss writing off the remaining deferred financing costs associated with the term debt which was repaid.

(7)  COMMITMENTS AND CONTINGENCIES

     Management believes that at July 31, 1998, the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending July 31, 1999.

     The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

(8)  GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

     In connection with the Company's merger with MWC Holdings, Inc., on July 2, 1996, and as part of the financing thereof, the Company issued and sold $250 million in aggregate principal amount of its 11% senior subordinated notes due 2006 (the "11% Notes") in a public offering. The 11% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Company's domestic subsidiaries.

     In connection with the Company's acquisition of Lemmerz Holding GmbH on June 30, 1997 (the "Lemmerz Acquisition"), the Company issued and sold $400 million in aggregate principal amount of its 9 1/8% senior subordinated notes due 2007 (the "9 1/8% Notes") in two offerings under Rule 144A of the Securities Act. The 9 1/8% Notes are general unsecured obligations of the Company, ranking pari passu with

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

               THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED) the 11% Notes and are guaranteed by certain of the same domestic subsidiaries of the Company as guaranteed the 11% Notes.

     The following condensed consolidating financial information presents:

          (1) Condensed consolidating financial statements as of July 31, 1998, and January 31, 1998, and for the six-month periods ended July 31, 1998, and 1997, of (a) Hayes Lemmerz International, Inc., the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

          (2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

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

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

               THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8)  GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JULY 31, 1998

                                                      GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                           PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                           ------    ------------    ------------    ------------    ------------
Net sales..............................    $133.6       $335.8          $331.6          $(4.1)          $796.9
Cost of goods sold.....................     117.7        282.5           266.8           (4.1)           662.9
                                           ------       ------          ------          -----           ------
Gross profit...........................      15.9         53.3            64.8             --            134.0
Marketing, general and
  administration.......................       4.4         10.3            17.3             --             32.0
Engineering and product development....       1.4          2.8             5.8             --             10.0
Amortization of intangibles............       0.6          4.1             3.4             --              8.1
Other income (expense).................      (0.2)         0.2            (2.1)            --             (2.1)
Equity in earnings of unconsolidated
  subs.................................      (1.0)          --              --             --             (1.0)
                                           ------       ------          ------          -----           ------
Earnings from operations...............      10.7         35.9            40.4             --             87.0
Interest expense, net..................      20.5         23.2             3.3             --             47.0
                                           ------       ------          ------          -----           ------
Earnings (loss) before taxes on income,
  minority interest and extraordinary
  loss.................................      (9.8)        12.7            37.1             --             40.0
Income tax provision...................       3.7          5.3             7.8             --             16.8
                                           ------       ------          ------          -----           ------
Earnings (loss) before minority
  interest and extraordinary loss......     (13.5)         7.4            29.3             --             23.2
Minority interest......................        --          0.2             0.8             --              1.0
                                           ------       ------          ------          -----           ------
Earnings (loss) before extraordinary
  loss.................................     (13.5)         7.2            28.5             --             22.2
Extraordinary loss, net of tax.........       8.3           --              --             --              8.3
                                           ------       ------          ------          -----           ------
Net income (loss)......................    $(21.8)      $  7.2          $ 28.5          $  --           $ 13.9
                                           ======       ======          ======          =====           ======

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JULY 31, 1997

                                                      GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                           PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                           ------    ------------    ------------    ------------    ------------
Net sales..............................    $182.9       $276.1          $70.5           $(1.4)          $528.1
Cost of goods sold.....................     152.0        234.1           58.6            (1.4)           443.3
                                           ------       ------          -----           -----           ------
Gross profit...........................      30.9         42.0           11.9              --             84.8
Marketing, general and
  administration.......................       7.7         10.3            3.4              --             21.4
Engineering and product development....       1.5          2.8            0.6              --              4.9
Amortization of intangibles............       1.2          3.9             --             5.1
Other income...........................      (0.6)        (0.1)          (1.1)             --             (1.8)
                                           ------       ------          -----           -----           ------
Earnings from operations...............      21.1         25.1            9.0              --             55.2
Interest expense, net..................      17.6         20.8            1.8              --             40.2
Equity in earnings of consolidated
  subsidiaries.........................      (4.8)          --             --             4.8               --
                                           ------       ------          -----           -----           ------
Earnings before taxes on income and
  minority interest....................       8.3          4.3            7.2            (4.8)            15.0
Income tax provision...................       0.8          2.5            3.1              --              6.4
                                           ------       ------          -----           -----           ------
Earnings (loss) before minority
  interest.............................       7.5          1.8            4.1            (4.8)             8.6
Minority interest......................        --         (0.1)            --             0.2              0.1
                                           ------       ------          -----           -----           ------
Net income.............................    $  7.5       $  1.9          $ 4.1           $(5.0)          $  8.5
                                           ======       ======          =====           =====           ======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

               THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8)  GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF JULY 31, 1998

                                                      GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                          PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                          ------     ------------    ------------    ------------    ------------
Current assets:
  Cash and cash equivalents...........    $    --      $   0.2          $  1.4         $    --         $    1.6
  Receivables.........................        0.9          9.0           156.4              --            166.3
  Inventories.........................       39.3         51.8            77.8              --            168.9
  Prepaid expenses and other..........        0.8          4.2            10.2            (0.2)            15.0
                                          -------      -------          ------         -------         --------
       Total current assets...........       41.0         65.2           245.8            (0.2)           351.8
Property, plant and equipment.........      161.8        387.7           397.9              --            947.4
  Accumulated depreciation............       (7.4)      (102.4)          (47.1)             --           (156.9)
                                          -------      -------          ------         -------         --------
       Net property, plant and
          equipment...................      154.4        285.3           350.8              --            790.5
Goodwill and other assets.............      788.5        310.5           319.2          (666.8)           751.4
                                          -------      -------          ------         -------         --------
       Total assets...................    $ 983.9      $ 661.0          $915.8         $(667.0)        $1,893.7
                                          =======      =======          ======         =======         ========
Current liabilities:
  Bank borrowings.....................    $   2.7      $    --          $ 38.0         $    --         $   40.7
  Current portion of long-term debt...         --           --             7.8              --              7.8
  Account payable and accrued
     liabilities......................       54.5        116.6           201.5            (0.2)           372.4
                                          -------      -------          ------         -------         --------
       Total current liabilities......       57.2        116.6           247.3            (0.2)           420.9
Noncurrent liabilities:
  Long-term debt......................      854.4           --            39.0              --            893.4
  Pension and other long-term
     liabilities......................       89.7         91.8           157.8            (4.5)           334.8
  Deferred income taxes...............       (5.1)        19.9            35.5              --             50.3
  Minority interest...................         --          0.4            11.6             0.1             12.1
  Parent loans........................     (206.1)       222.7           (16.6)             --               --
                                          -------      -------          ------         -------         --------
       Total noncurrent liabilities...      732.9        334.8           227.3            (4.4)         1,290.6
Stockholders' equity:
  Common stock........................        0.3           --              --              --              0.3
  Additional paid-in capital..........      251.8        108.7           279.1          (402.8)           236.8
  Retained earnings (accumulated
     deficit).........................      (48.6)       100.9           172.9          (262.2)           (37.0)
  Accumulated other comprehensive
     income...........................       (9.7)          --           (10.8)            2.6            (17.9)
                                          -------      -------          ------         -------         --------
       Total stockholders' equity.....      193.8        209.6           441.2          (662.4)           182.2
                                          -------      -------          ------         -------         --------
Total liabilities and stockholders'
  equity..............................    $ 983.9      $ 661.0          $915.8         $(667.0)        $1,893.7
                                          =======      =======          ======         =======         ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

               THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8)  GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 1998

                                                    GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                         PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                         ------    ------------   ------------   ------------   ------------
Current assets:
  Cash and cash equivalents............  $   4.6      $  0.1         $ 18.4        $    --        $   23.1
  Receivables..........................     36.3        63.0          118.5             --           217.8
  Inventories..........................     32.9        43.2           55.4             --           131.5
  Prepaid expenses and other...........      1.5         3.3            5.4           (0.2)           10.0
                                         -------      ------         ------        -------        --------
     Total current assets..............     75.3       109.6          197.7           (0.2)          382.4
Property, plant and equipment:.........    156.6       320.6          315.4             --           792.6
  Accumulated depreciation.............      1.5       (85.9)         (37.8)            --          (122.2)
                                         -------      ------         ------        -------        --------
     Net property, plant and
       equipment.......................    158.1       234.7          277.6             --           670.4
Goodwill and other assets..............    752.2       303.6          300.8         (650.5)          706.1
                                         -------      ------         ------        -------        --------
     Total assets......................  $ 985.6      $647.9         $776.1        $(650.7)       $1,758.9
                                         =======      ======         ======        =======        ========
Current liabilities:
  Bank borrowings......................  $    --      $   --         $ 23.6        $    --        $   23.6
  Current portion of long-term debt....      2.9          --           11.5             --            14.4
  Accounts payable and accrued
     liabilities.......................     71.5       128.4          135.2           (0.2)          334.9
                                         -------      ------         ------        -------        --------
     Total current liabilities.........     74.4       128.4          170.3           (0.2)          372.9
Noncurrent liabilities:
  Long-term debt.......................    841.9          --           40.7             --           882.6
  Pension and other long-term
     liabilities.......................     83.6        85.4          135.4           (2.9)          301.5
  Deferred income taxes................     (7.5)       17.9           24.4             --            34.8
  Minority interest....................       --         0.2            5.3            0.1             5.6
  Parent loans.........................   (212.5)      219.7           (7.2)            --              --
                                         -------      ------         ------        -------        --------
     Total noncurrent liabilities......    705.5       323.2          198.6           (2.8)        1,224.5
Stockholders' equity:
  Common stock.........................      0.3          --             --             --             0.3
  Additional paid-in capital...........    246.9       104.5          272.9         (394.9)          229.4
  Retained earnings (accumulated
     deficit)..........................    (30.6)       91.7          144.4         (256.3)          (50.8)
  Accumulated other comprehensive
     income............................    (10.9)        0.1          (10.1)           3.5           (17.4)
                                         -------      ------         ------        -------        --------
  Total stockholders' equity...........    205.7       196.3          407.2         (647.7)          161.5
Total liabilities and stockholders'
  equity...............................  $ 985.6      $647.9         $776.1        $(650.7)       $1,758.9
                                         =======      ======         ======        =======        ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

               THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JULY 31, 1998

                                                      GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                          PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                          ------     ------------    ------------    ------------    ------------
Cash flow provided by (used for)
  operating activities................    $  (1.8)      $(15.0)         $ 70.1          $   --         $  53.3
Cash flows from investing activities:
  Acquisition of property, plant &
     equipment........................       (5.8)       (23.8)          (26.8)             --           (56.4)
  Purchase of businesses, net of cash
     received.........................      (20.8)          --            (0.6)             --           (21.4)
  Proceeds from assumption of future
     commitments in acquisition.......       12.0           --              --              --            12.0
  Purchase of minority interest.......         --           --           (50.8)             --           (50.8)
  Other, net..........................      (26.4)        13.5             1.2              --           (11.7)
                                          -------       ------          ------          ------         -------
     Cash flow used for investing
       activities.....................      (41.0)       (10.3)          (77.0)             --          (128.3)
Cash flows from financing activities:
  Decrease in short-term bank
     borrowings.......................         --        (26.5)           (0.8)             --           (27.3)
  Increase (decrease) in long-term and
     bank revolving loans.............      110.0         (8.0)           (2.2)             --          (101.2)
  Repayment on term debt..............     (100.5)          --              --              --           100.5
  Net proceeds under accounts
     receivable securitization
     program..........................       78.7           --              --              --            78.7
  Stock options exercised.............        1.7           --              --              --             1.7
  Fees paid to issue long term debt...        1.3           --              --              --             1.3
                                          -------       ------          ------          ------         -------
     Cash provided by (used for)
       financing activities...........       91.2        (34.5)           (3.0)             --            53.7
Increase (decrease) in parent
  advances............................      (53.0)        59.9            (6.9)             --              --
Effect of exchange rates on cash and
  cash equivalents....................         --           --            (0.2)             --            (0.2)
                                          -------       ------          ------          ------         -------
Net increase (decrease) in cash and
  cash equivalents....................       (4.6)         0.1           (17.0)             --           (21.5)
Cash and cash equivalents at beginning
  of year.............................        4.6          0.1            18.4              --            23.1
                                          -------       ------          ------          ------         -------
Cash and cash equivalents at end of
  period..............................    $    --       $  0.2          $  1.4          $   --         $   1.6
                                          =======       ======          ======          ======         =======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

               THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8)  GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JULY 31, 1997

                                                      GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                          PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                          ------     ------------    ------------    ------------    ------------
Cash flow provided by (used for)
  operating activities................    $ (13.0)      $  7.6          $  1.4          $(4.8)         $  (8.8)
Cash flows from investing activities:
  Acquisition of property, plant &
     equipment........................       (7.8)        (9.8)           (9.8)            --            (27.4)
  Purchase of business, net of cash
     received.........................     (197.5)          --              --             --           (197.5)
  Other, net..........................       (3.9)        10.2           (12.2)            --             (5.9)
                                          -------       ------          ------          -----          -------
     Cash flow used for investing
       activities.....................     (209.2)         0.4           (22.0)            --           (230.8)
Cash flows from financing activities:
  Increase in short-term bank
     borrowings.......................         --           --             1.3             --              1.3
  Decrease in long-term & bank
     revolving loans..................     (202.9)          --            (2.7)            --           (205.6)
  Proceeds from issuance of long term
     debt.............................      500.0           --              --             --            500.0
  Fees paid to issue long term debt...      (17.0)          --              --             --            (17.0)
                                          -------       ------          ------          -----          -------
     Cash provided by (used for)
       financing activities...........      280.1           --            (1.4)            --            278.7
Increase (decrease) in parent
  advances............................      (89.3)       (12.1)           96.6            4.8               --
Effect of exchange rates on cash and
  cash equivalents....................         --           --             0.9             --              0.9
                                          -------       ------          ------          -----          -------
Net increase (decrease) in cash and
  cash equivalents....................      (31.4)        (4.1)           75.5             --             40.0
Cash and cash equivalents at beginning
  of year.............................       41.2         (0.6)            6.9             --             47.5
                                          -------       ------          ------          -----          -------
Cash and cash equivalents at end of
  period..............................    $   9.8       $ (4.7)         $ 82.4          $  --          $  87.5
                                          =======       ======          ======          =====          =======

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997

     The Company's net sales for the second quarter of fiscal 1998 were $383.0 million, an increase of 38% as compared to net sales for the second quarter of fiscal 1997. This increase was due to the additional sales contributed by Lemmerz, which was acquired effective June 30, 1997, sales contributed by the recent acquisitions of Alumitech, Borlem and MIN-CER and higher sales in all of our European businesses and the Automotive Brake and Commercial Highway businesses in North America. These increases were partially offset by the negative impact of the GM strike.

     The Company's gross profit for the second quarter of fiscal 1998 increased to $61.9 million or 16.2% of net sales as compared to $46.8 million or 16.8% of net sales for the second quarter of fiscal 1997. This decrease in margin percent was due exclusively to the negative impact of the GM strike. Excluding this negative impact, gross profit would have been in excess of 17.6% of net sales for the quarter.

     Marketing, general and administrative expenses were $16.8 million or 4.4% of net sales for the second quarter of fiscal 1998 as compared to $12.5 million or 4.5% of net sales for the same period of fiscal 1997. This increase in costs was attributable to additional costs incurred as a result of the Lemmerz Acquisition. The Company believes that the marketing, general and administrative expenses as a percent of net sales will continue to improve as the expected savings are realized as a result of the Lemmerz Acquisition.

     Engineering and product development costs were $5.6 million or 1.5% of net sales for the second quarter of fiscal 1998 as compared to $2.6 million or 0.9% of net sales for the second quarter of fiscal 1997. This increase in costs and percent of net sales was attributable to additional costs incurred as a result of the Lemmerz Acquisition and the negative impact of the GM strike. The Company believes that engineering and product development costs as a percent of sales will improve even as these costs increase to successfully develop new products and as expected savings are realized as a result of the Lemmerz Acquisition.

     Amortization of intangibles increased by $1.4 million to $4.2 million for the second quarter of fiscal 1998. This increase is attributable to the increased goodwill recognized as a result of the Lemmerz Acquisition and the recent acquisitions of Alumitech, Borlem and MIN-CER.

     The extraordinary loss for early extinguishment of debt represented the write-off of the remaining deferred financing costs associated with the term debt incurred in connection with both the Lemmerz Acquisition and the merger with Motor Wheel. As a result of strong cash flow and significantly improved credit position, the Company was able to restructure the senior credit facility and fully repay certain of the outstanding term debt.

Six Months Ended July 31, 1998 Compared to Six Months Ended July 31, 1997

     The Company's net sales for the first half of fiscal 1998 were $796.9 million, an increase of 51% as compared to net sales for the first half of fiscal 1997. This increase was due to the additional sales contributed by Lemmerz, which was acquired effective June 30, 1997, sales contributed by the recent acquisitions of Alumitech, Borlem and MIN-CER and higher sales in all of our European businesses and the Automotive Brake and Commercial Highway businesses in North America. These increases were partially offset by the negative impact of the GM strike.

     The Company's gross profit for the first half of fiscal 1998 increased to $134.0 million or 16.8% of net sales as compared to $84.8 million or 16.1% of net sales for the first half of fiscal 1997. This increase in margin amount was achieved due to the increased revenues and improved productivity in all of the Company's businesses despite the negative impact of the GM strike.

     Marketing, general and administrative expenses were $32.0 million or 4.0% of net sales for the first half of fiscal 1998 as compared to $21.4 million or 4.1% of net sales for the same period of fiscal 1997. This increase was attributable to additional costs incurred as a result of the Lemmerz Acquisition. The Company believes that the marketing, general and administrative expenses as a percent of net sales will continue improve as the expected savings are realized as a result of the Lemmerz Acquisition.

     Engineering and product development costs were $10.0 million or 1.3% of net sales for the first half of fiscal 1998 as compared to $4.9 million or 0.9% of net sales for the first half of fiscal 1997. This increase in costs and percent of net sales was attributable to additional costs incurred as a result of the Lemmerz Acquisition and the negative impact of the GM strike. The Company believes that engineering and product development costs as a percent of sales will improve even as these costs increase to successfully develop new products and as expected savings are realized as a result of the Lemmerz Acquisition.

     Amortization of intangibles increased by $3.0 million to $8.1 million for the first half of fiscal 1998. This increase is attributable to the increased goodwill recognized as a result of the Lemmerz Acquisition and the recent acquisitions of Alumitech, Borlem and MIN-CER.

     Interest expense was $47.0 million for the first half of fiscal 1998, an increase of $6.8 million over the same period of fiscal 1997. This increase was due to the increase in debt as a result of the Lemmerz Acquisition and the recent acquisitions of Alumitech, Borlem and MIN-CER.

     The extraordinary loss for early extinguishment of debt represented the write-off of the remaining deferred financing associated with the term debt incurred in connection with both the Lemmerz Acquisition and the merger with Motor Wheel. As a result of strong cash flow and significantly improved credit position, the Company was able to restructure its senior credit facility and fully repay certain of the outstanding term debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations provided $53.3 million in cash in the first six months of fiscal 1998, an increase of $62.1 million over the same period of fiscal 1997. This increase was due primarily to increased net income, improved working capital management and decreased funding requirements to the Company's pension plans.

     Capital expenditures for the first six months of fiscal 1998 were $56.4 million. These expenditures were primarily for additional machinery and equipment to increase the production capacity at the Company's North American and European Aluminum Wheel facilities to meet expected future customer requirements for fabricated aluminum and FFC wheels. The Company anticipates that capital expenditures for fiscal 1998 will be approximately $110 million relating primarily to new vehicle platforms, cost reduction programs and maintenance.

     As of July 31, 1998, the Company was party to a second amended and restated credit agreement dated June 12, 1998 (the "Second Amended and Restated Credit Agreement") with Canadian Imperial Bank of Commerce ("CIBC") and Merrill Lynch Capital Corporation ("Merrill Lynch"), as managing agents. Pursuant to the Second Amended and Restated Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $100 million in the form of a senior secured term loan facility and up to $400 million in the form of a senior secured revolving credit facility. Such term loan and revolving facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future foreign subsidiaries. As of July 31, 1998 there was $100 million outstanding under the term loan facility and $277 million available under the revolving facility.

     In April 1998, the Company entered into a three-year agreement pursuant to which the Company and certain of its subsidiaries sold, and will continue to sell on an ongoing basis, a portion of their accounts receivables to a special purpose entity ("Funding Co."), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and will transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and will sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has collection and administrative responsibilities with respect to all the receivables which are sold.

     At July 1998, management believes that the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending July 31, 1999.

OTHER MATTERS

New Accounting Pronouncements

     On June 30, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which introduces the "management approach" for segment reporting. This approach reflects management's organization of the business segments and is consistent with how the Company and its key decision-makers assess operating performance, make operating decisions and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the Company's Board of Directors. The statement requires disclosures for each segment that are similar to those currently required, with the adoption of quarterly disclosure requirements, after initial year of application, and geographic data by country. This statement will be adopted by the Company in its January 31, 1999 consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company anticipates adopting this standard in its fiscal year 2000 and does not anticipate a material impact on the Company's financial position or results of operations when adopted.

Year 2000

     The Company has conducted a comprehensive review of its computer systems and related computer-controlled manufacturing and quality systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted, and, as such, the Company believes that the cost of modification and conversion related to the Year 2000 problem will not have a material adverse effect on the results of operations or financial condition of the Company. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

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

                                         HAYES LEMMERZ INTERNATIONAL, INC.

                                         By:       /s/ D. N. VERMILYA
                                            ------------------------------------
                                            D. N. Vermilya
                                            Corporate Controller and Chief
                                             Accounting Officer

September 12, 1998

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