Form 10-Q
period 1998-10-31
HAYES LEMMERZ INTERNATIONAL INC
filed 1998-12-15
CIK 893670

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF DECEMBER 15, 1998, WAS 30,179,985 SHARES.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HAYES LEMMERZ INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I. FINANCIAL INFORMATION
  Item 1.    Financial Statements
             Consolidated Statements of Operations.......................      3
             Consolidated Balance Sheets.................................      4
             Consolidated Statements of Cash Flows.......................      5
             Notes to Consolidated Financial Statements..................      6
  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     17
PART II. OTHER INFORMATION
  Item 1.    Legal Proceedings...........................................     21
  Item 2.    Changes in Securities.......................................     21
  Item 3.    Defaults upon Senior Securities.............................     21
  Item 4.    Submission of Matters to a Vote of Security-Holders.........     21
  Item 5.    Other Information...........................................     21
  Item 6.    Exhibits and Reports on Form 8-K............................     21
  Signatures.............................................................     22

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

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             OCTOBER 31,              OCTOBER 31,
                                                          ------------------      --------------------
                                                           1998        1997         1998         1997
                                                           ----        ----         ----         ----
Net sales.............................................    $443.9      $369.8      $1,240.8      $897.9
Cost of goods sold....................................     361.2       305.0       1,024.1       748.3
                                                          ------      ------      --------      ------
  Gross profit........................................      82.7        64.8         216.7       149.6
Marketing, general and administration.................      16.7        15.1          48.7        36.5
Engineering and product development...................       5.7         3.2          15.7         8.1
Amortization of intangibles...........................       4.6         3.5          12.7         8.6
Other income..........................................      (1.8)       (0.8)         (3.9)       (2.6)
Equity in losses (earnings) of unconsolidated
  subsidiaries........................................       0.4        (0.6)         (0.6)       (0.6)
                                                          ------      ------      --------      ------
  Earnings from operations............................      57.1        44.4         144.1        99.6
Interest expense, net.................................      22.4        25.7          69.4        65.9
                                                          ------      ------      --------      ------
  Earnings before taxes on income, minority interest
     and extraordinary loss...........................      34.7        18.7          74.7        33.7
Income tax provision..................................      14.6         7.8          31.4        14.2
                                                          ------      ------      --------      ------
  Earnings before minority interest and extraordinary
     loss.............................................      20.1        10.9          43.3        19.5
Minority interest.....................................       0.4          --           1.4         0.1
                                                          ------      ------      --------      ------
  Earnings before extraordinary loss..................      19.7        10.9          41.9        19.4
Extraordinary loss, net of tax of $6.0 (Note 6).......        --          --          (8.3)         --
                                                          ------      ------      --------      ------
  Net income..........................................    $ 19.7      $ 10.9      $   33.6      $ 19.4
                                                          ======      ======      ========      ======
Per share information (Note 3):
Earnings before extraordinary loss....................    $ 0.65      $ 0.34      $   1.39      $ 0.72
Extraordinary loss, net of tax........................        --          --         (0.28)         --
                                                          ------      ------      --------      ------
Basic net income per share............................    $ 0.65      $ 0.34      $   1.11      $ 0.72
                                                          ======      ======      ========      ======
Basic average shares outstanding (in thousands).......    30,180      31,691        30,134      26,803
                                                          ======      ======      ========      ======
Earnings before extraordinary loss....................    $ 0.62      $ 0.34      $   1.29      $ 0.72
Extraordinary loss, net of tax........................        --          --         (0.26)         --
                                                          ------      ------      --------      ------
Diluted net income per share..........................    $ 0.62      $ 0.34      $   1.03      $ 0.72
                                                          ======      ======      ========      ======
Diluted average shares outstanding (in thousands).....    32,004      31,691        32,482      26,803
                                                          ======      ======      ========      ======

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (MILLIONS OF DOLLARS)

                                                                OCTOBER 31,    JANUARY 31,
                                                                   1998           1998
                                                                -----------    -----------
                                                                (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $   17.8       $   23.1
  Receivables (less allowance of $4.3 million at October 31,
     1998 and at January 31, 1998) (Note 5).................        173.6          217.8
  Inventory (Note 2)........................................        161.1          131.5
  Prepaid expenses and other................................         18.9           10.0
                                                                 --------       --------
       Total current assets.................................        371.4          382.4
                                                                 --------       --------
Property, plant and equipment:
  Land......................................................         24.4           15.6
  Buildings.................................................        195.5          154.7
  Machinery and equipment...................................        805.8          622.3
                                                                 --------       --------
                                                                  1,025.7          792.6
  Accumulated depreciation..................................       (175.0)        (122.2)
                                                                 --------       --------
       Net property, plant and equipment....................        850.7          670.4
Goodwill and other assets...................................        780.1          706.1
                                                                 --------       --------
       Total assets.........................................     $2,002.2       $1,758.9
                                                                 ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings...........................................     $   87.6       $   23.6
  Current portion of long-term debt.........................         10.3           14.4
  Accounts payable and accrued liabilities..................        394.7          334.9
                                                                 --------       --------
       Total current liabilities............................        492.6          372.9
Long-term debt..............................................        899.3          882.6
Pension and other long-term liabilities.....................        334.0          301.5
Deferred income taxes.......................................         56.7           34.8
Minority interest...........................................         12.5            5.6
                                                                 --------       --------
       Total liabilities....................................      1,795.1        1,597.4
Commitments and contingencies (Note 7)
Stockholders' equity :
  Preferred stock, 25,000,000 shares authorized, none issued
     or outstanding.........................................           --             --
  Common stock, par value $0.01 per share:
     Voting -- authorized 99,000,000 shares; issued and
      outstanding 27,530,959 at October 31, 1998 and
      27,439,419 at January 31, 1998........................          0.3            0.3
     Nonvoting -- authorized 5,000,000 shares; issued and
      outstanding, 2,649,026 at October 31 1998 and at
      January 31, 1998......................................           --             --
  Additional paid in capital................................        236.8          229.4
  Accumulated deficit.......................................        (17.2)         (50.8)
  Accumulated other comprehensive income (Note 3)...........        (12.8)         (17.4)
                                                                 --------       --------
       Total stockholders' equity...........................        207.1          161.5
                                                                 --------       --------
Total liabilities and stockholders' equity..................     $2,002.2       $1,758.9
                                                                 ========       ========

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   OCTOBER 31,
                                                                -----------------
                                                                 1998       1997
                                                                 ----       ----
Cash flows from operating activities:
Net income..................................................    $  33.6    $ 19.4
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
  Depreciation..............................................       49.6      37.5
  Amortization of intangibles and debt issue costs..........       17.2      14.1
  Increase in deferred taxes................................       12.9      (2.4)
  Increase in minority interest.............................        3.6        --
  Equity in earnings of subsidiaries........................       (0.6)     (0.6)
  Extraordinary loss........................................       14.4        --
  Changes in operating assets and liabilities:
     Increase in receivables................................      (34.1)    (24.6)
     Increase in inventories................................       (2.7)     (2.6)
     (Increase) decrease in prepaid expenses and other......       (1.8)      4.4
     Increase in accounts payable and accrued liabilities...        7.5       5.6
     Decrease in other long-term liabilities................      (27.0)    (27.6)
                                                                -------    ------
       Cash provided by operating activities................       72.6      23.2
                                                                -------    ------
Cash flows from investing activities:
  Acquisition of property, plant and equipment..............      (88.9)    (56.1)
  Purchase of businesses, net of cash received..............      (79.3)   (228.0)
  Other, net................................................      (39.8)    (10.9)
                                                                -------    ------
       Cash used for investing activities...................     (208.0)   (295.0)
                                                                -------    ------
Cash flows from financing activities:
  Increase (decrease) in short-term bank borrowings.........       16.8     (17.7)
  Increase (decrease) in long-term and bank revolving
     loans..................................................       94.4    (211.9)
  Repayment of term debt....................................     (100.5)       --
  Proceeds from accounts receivable securitization..........      120.8        --
  Stock options exercised...................................        1.7        --
  Proceeds from issuance of long term debt..................         --     500.0
  Proceeds from equity offering, net of costs...............         --      77.9
  Fees paid to issue long term debt.........................       (1.4)    (17.0)
                                                                -------    ------
       Cash provided by financing activities................      131.8     331.3
                                                                -------    ------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (1.7)      1.1
                                                                -------    ------
  Increase (decrease) in cash and cash equivalents..........       (5.3)     60.6
Cash and cash equivalents at beginning of year..............       23.1      47.5
                                                                -------    ------
Cash and cash equivalents at end of period..................    $  17.8    $108.1
                                                                =======    ======
Supplemental data:
  Cash paid for interest....................................    $  56.2    $ 45.9
  Cash paid for income taxes................................    $   6.9    $ 10.9

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 31, 1998, and January 31, 1998, and the results of its operations for the three and nine months ended October 31, 1998, and 1997 and cash flows for the nine months ended October 31, 1998, and 1997. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2) INVENTORIES

     The major classes of inventory are as follows:

                                                               OCTOBER 31,    JAN. 31,
                                                                  1998          1998
                                                               -----------    --------
Raw materials..............................................      $ 52.5        $ 40.9
Work-in-progress...........................................        51.0          37.6
Finished goods.............................................        57.6          53.0
                                                                 ------        ------
     Total.................................................      $161.1        $131.5
                                                                 ======        ======

(3) EARNINGS PER SHARE AND COMPREHENSIVE INCOME

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

     Net income per share information has been computed using the new standard for all periods presented. Shares outstanding for the three and nine months ended October 31, 1998 and 1997, were as follows:

                                                                 THREE MONTHS
                                                                    ENDED          NINE MONTHS ENDED
                                                                 OCTOBER 31,          OCTOBER 31,
                                                               ----------------    -----------------
                                                                1998      1997      1998       1997
                                                                ----      ----      ----       ----
Weighted average shares outstanding........................    30,180    31,691     30,134    26,803
Dilutive effect of options and warrants....................     1,824        --      2,348        --
                                                               ------    ------    -------    ------
Diluted shares outstanding.................................    32,004    31,691     32,482    26,803
                                                               ======    ======    =======    ======

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

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(3) EARNINGS PER SHARE AND COMPREHENSIVE INCOME -- (CONTINUED)
     The components of comprehensive income for the nine months ended October 31, 1998 and 1997 are as follows:

                                                                OCTOBER 31,    OCTOBER 31,
                                                                   1998           1997
                                                                -----------    -----------
Net income..................................................       $33.6          $19.4
Cumulative translation adjustments..........................         4.6           (5.0)
                                                                   -----          -----
     Total comprehensive income.............................       $38.2          $14.4
                                                                   =====          =====

(4) ACQUISITIONS

     In February 1998, the Company purchased the remaining 50% equity in its aluminum wheel joint venture in Somerset, Kentucky, Aluminum Wheel Technology, Inc. ("Alumitech").

     On March 4, 1998 the Company acquired 35% of the automotive wheel business of Automotive Overseas Investments Limited, an organization which owns and operates N.F. Die Casting (Pty) Ltd. ("N.F. Die"), a producer of cast aluminum wheels for the automotive industry in South Africa. The Company exercised its right to purchase an additional 16% of the operations on June 4, 1998 increasing its total interest in N.F. Die to 51%.

     On May 19, 1998, the Company purchased an additional 50.7% of the common equity and 46.2% of the preferred equity in its joint venture in Brazil, Borlem S.A. Empreendimentos Industriais ("Borlem"). This purchase increases the Company's ownership of Borlem to 98.7% of the common equity and 87.0% of the preferred equity, with the remaining shares being publicly held.

     On June 10, 1998, the Company acquired 100% of the common stock of MIN-CER, S.A. de C.V. ("MIN-CER"), Mexico's largest heavy-duty hub, drum and wheel manufacturer.

     On August 14, 1998, the Company acquired an additional 60% of the equity in its joint venture Kalyani Lemmerz Limited in India. This transaction increased the Company's ownership equity from 25% to 85%.

     The purchase price for the above mentioned acquisitions, net of cash received, amounted to $79.3 million and generated $94.2 million of goodwill.

     The following unaudited pro forma financial data illustrates the estimated effects as if the above mentioned acquisitions had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization, depreciation, interest expense and the related income tax effects.

                                                               THREE MONTHS          NINE MONTHS
                                                                  ENDED                 ENDED
                                                               OCTOBER 31,           OCTOBER 31,
                                                             ----------------    --------------------
                                                              1998      1997       1998        1997
                                                              ----      ----       ----        ----
Sales....................................................    $443.9    $426.9    $1,315.7    $1,247.2
Net income...............................................    $ 19.7    $  9.1    $   40.4    $   17.4
Basic net income per share...............................    $ 0.65    $ 0.30    $   1.34    $   0.58
Diluted net income per share.............................    $ 0.62    $ 0.28    $   1.24    $   0.53

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(4) ACQUISITIONS -- (CONTINUED)
     The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

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

(7) COMMITMENTS AND CONTINGENCIES

     Management believes that at October 31, 1998, the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending October 31, 1999.

     The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

(8) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

     In connection with the Company's merger with MWC Holdings, Inc., on July 2, 1996, and as part of the financing thereof, the Company issued and sold $250 million in aggregate principal amount of its 11% senior subordinated notes due 2006 (the "11% Notes") in a public offering. The 11% Notes are general unsecured

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED) obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Company's domestic subsidiaries.

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

     The following condensed consolidating financial information presents:

          (1) Condensed consolidating financial statements as of October 31, 1998, and January 31, 1998, and for the nine-month periods ended October 31, 1998, and 1997, of (a) Hayes Lemmerz International, Inc., the parent,
     (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

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

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1998

                                                      GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                            PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                            ------   ------------   ------------   ------------   ------------
Net sales.................................  $215.1      $514.0         $519.3         $(7.6)        $1,240.8
Cost of goods sold........................   185.2       428.1          418.4          (7.6)         1,024.1
                                            ------      ------         ------         -----         --------
Gross profit..............................    29.9        85.9          100.9            --            216.7
Marketing, general and administration.....     6.9        13.8           28.0            --             48.7
Engineering and product development.......     2.1         4.2            9.4            --             15.7
Amortization of intangibles...............     1.0         6.2            5.5            --             12.7
Other income (expense)....................    (0.5)       (0.1)          (3.3)           --             (3.9)
Equity in earnings of unconsolidated
  subs....................................    (0.6)         --             --            --             (0.6)
                                            ------      ------         ------         -----         --------
Earnings from operations..................    21.0        61.8           61.3            --            144.1
Interest expense, net.....................    28.7        35.4            5.3            --             69.4
                                            ------      ------         ------         -----         --------
Earnings (loss) before taxes on income,
  minority interest and extraordinary
  loss....................................    (7.7)       26.4           56.0            --             74.7
Income tax provision......................    11.5         9.4           10.5            --             31.4
                                            ------      ------         ------         -----         --------
Earnings (loss) before minority interest
  and extraordinary loss..................   (19.2)       17.0           45.5            --             43.3
Minority interest.........................      --         0.2            1.2            --              1.4
                                            ------      ------         ------         -----         --------
Earnings (loss) before extraordinary
  loss....................................   (19.2)       16.8           44.3            --             41.9
Extraordinary loss, net of tax............     8.3          --             --            --              8.3
                                            ------      ------         ------         -----         --------
Net income (loss).........................  $(27.5)     $ 16.8         $ 44.3         $  --         $   33.6
                                            ======      ======         ======         =====         ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1997

                                                      GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                            PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                            ------   ------------   ------------   ------------   ------------
Net sales.................................  $276.4      $416.4         $207.3         $(2.2)         $897.9
Cost of goods sold........................   225.4       354.0          171.1          (2.2)          748.3
                                            ------      ------         ------         -----          ------
Gross profit..............................    51.0        62.4           36.2            --           149.6
Marketing, general and administration.....     9.8        15.6           11.1            --            36.5
Engineering and product development.......     1.6         4.2            2.3            --             8.1
Amortization of intangibles...............     1.3         5.9            1.4            --             8.6
Other income..............................    (1.1)       (0.4)          (1.7)           --            (3.2)
                                            ------      ------         ------         -----          ------
Earnings from operations..................    39.4        37.1           23.1            --            99.6
Interest expense, net.....................    31.2        30.9            3.8            --            65.9
Equity in earnings of consolidated
  subsidiaries............................    (5.0)         --             --           5.0              --
                                            ------      ------         ------         -----          ------
Earnings before taxes on income and
  minority interest.......................    13.2         6.2           19.3          (5.0)           33.7
Income tax provision......................     4.6         3.5            6.1            --            14.2
                                            ------      ------         ------         -----          ------
Earnings (loss) before minority
  interest................................     8.6         2.7           13.2          (5.0)           19.5
Minority interest.........................      --        (0.1)            --           0.2             0.1
                                            ------      ------         ------         -----          ------
Net income................................  $  8.6      $  2.8         $ 13.2         $(5.2)         $ 19.4
                                            ======      ======         ======         =====          ======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                OCTOBER 31, 1998

                                                      GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                          PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                          ------     ------------    ------------    ------------    ------------
Current assets:
  Cash and cash equivalents...........    $    --      $  (0.2)        $   18.0        $    --         $   17.8
  Receivables.........................        0.7         12.5            160.4             --            173.6
  Inventories.........................       31.8         45.4             83.9             --            161.1
  Prepaid expenses and other..........        1.1          4.0             14.7           (0.9)            18.9
                                          -------      -------         --------        -------         --------
     Total current assets.............       33.6         61.7            277.0           (0.9)           371.4
Property, plant and equipment.........      162.0        406.6            457.1             --          1,025.7
  Accumulated depreciation............      (10.3)      (108.0)           (56.7)            --           (175.0)
                                          -------      -------         --------        -------         --------
     Net property, plant and
       equipment......................      151.7        298.6            400.4             --            850.7
Goodwill and other assets.............      789.4        308.7            348.9         (666.9)           780.1
                                          -------      -------         --------        -------         --------
     Total assets.....................    $ 974.7      $ 669.0         $1,026.3        $(667.8)        $2,002.2
                                          =======      =======         ========        =======         ========
Current liabilities:
  Bank borrowings.....................    $   2.8      $    --         $   84.8        $    --         $   87.6
  Current portion of long-term debt...         --           --             10.3             --             10.3
  Account payable and accrued
     liabilities......................       88.4        110.7            196.5           (0.9)           394.7
                                          -------      -------         --------        -------         --------
     Total current liabilities........       91.2        110.7            291.6           (0.9)           492.6
Noncurrent liabilities:
  Long-term debt......................      849.3           --             50.0             --            899.3
  Pension and other long-term
     liabilities......................       89.9         85.4            160.8           (2.1)           334.0
  Deferred income taxes...............       (5.1)        19.9             41.9             --             56.7
  Minority interest...................         --          0.4             12.0            0.1             12.5
  Parent loans........................     (222.3)       232.8             (7.8)          (2.7)              --
                                          -------      -------         --------        -------         --------
     Total noncurrent liabilities.....      711.8        338.5            256.9           (4.7)         1,302.5
Stockholders' equity:
  Common stock........................        0.3           --               --             --              0.3
  Additional paid-in capital..........      251.8        108.7            279.1         (402.8)           236.8
  Retained earnings (accumulated
     deficit).........................      (54.7)       111.1            188.6         (262.2)           (17.2)
  Accumulated other comprehensive
     income...........................      (25.7)          --             10.1            2.8            (12.8)
                                          -------      -------         --------        -------         --------
     Total stockholders' equity.......      171.7        219.8            477.8         (662.2)           207.1
                                          -------      -------         --------        -------         --------
Total liabilities and stockholders'
  equity..............................    $ 974.7      $ 669.0         $1,026.3        $(667.8)        $2,002.2
                                          =======      =======         ========        =======         ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 1998

                                                      GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                            PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                            ------   ------------   ------------   ------------   ------------
Current assets:
  Cash and cash equivalents...............  $  4.6      $  0.1         $ 18.4        $    --        $   23.1
  Receivables.............................    36.3        63.0          118.5             --           217.8
  Inventories.............................    32.9        43.2           55.4             --           131.5
  Prepaid expenses and other..............     1.5         3.3            5.4           (0.2)           10.0
                                            ------      ------         ------        -------        --------
     Total current assets.................    75.3       109.6          197.7           (0.2)          382.4
Property, plant and equipment:............   156.6       320.6          315.4             --           792.6
  Accumulated depreciation................     1.5       (85.9)         (37.8)            --          (122.2)
                                            ------      ------         ------        -------        --------
     Net property, plant and equipment....   158.1       234.7          277.6             --           670.4
Goodwill and other assets.................   752.2       303.6          300.8         (650.5)          706.1
                                            ------      ------         ------        -------        --------
     Total assets.........................  $985.6      $647.9         $776.1        $(650.7)       $1,758.9
                                            ======      ======         ======        =======        ========
Current liabilities:
  Bank borrowings.........................  $   --      $   --         $ 23.6        $    --        $   23.6
  Current portion of long-term debt.......     2.9          --           11.5             --            14.4
  Accounts payable and accrued
     liabilities..........................    71.5       128.4          135.2           (0.2)          334.9
                                            ------      ------         ------        -------        --------
     Total current liabilities............    74.4       128.4          170.3           (0.2)          372.9
Noncurrent liabilities:
  Long-term debt..........................   841.9          --           40.7             --           882.6
  Pension and other long-term
     liabilities..........................    83.6        85.4          135.4           (2.9)          301.5
  Deferred income taxes...................    (7.5)       17.9           24.4             --            34.8
  Minority interest.......................      --         0.2            5.3            0.1             5.6
  Parent loans............................  (212.5)      219.7           (7.2)            --              --
                                            ------      ------         ------        -------        --------
     Total noncurrent liabilities.........   705.5       323.2          198.6           (2.8)        1,224.5
Stockholders' equity:
  Common stock............................     0.3          --             --             --             0.3
  Additional paid-in capital..............   246.9       104.5          272.9         (394.9)          229.4
  Retained earnings (accumulated
     deficit).............................   (30.6)       91.7          144.4         (256.3)          (50.8)
  Accumulated other comprehensive
     income...............................   (10.9)        0.1          (10.1)           3.5           (17.4)
                                            ------      ------         ------        -------        --------
     Total stockholders' equity...........   205.7       196.3          407.2         (647.7)          161.5
Total liabilities and stockholders'
  equity..................................  $985.6      $647.9         $776.1        $(650.7)       $1,758.9
                                            ======      ======         ======        =======        ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1998

                                                      GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                           PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                           ------    ------------   ------------   ------------   ------------
Cash flow provided by (used for)
  operating activities...................  $ (48.0)     $ 44.3        $  76.3            $--        $  72.6
Cash flows from investing activities:
  Acquisition of property, plant &
     equipment...........................    (12.3)      (31.9)         (44.7)            --          (88.9)
  Purchase of businesses, net of cash
     received............................     (8.8)         --          (70.5)            --          (79.3)
  Other, net.............................    (48.6)        8.7            0.1             --          (39.8)
                                           -------      ------        -------            ---        -------
     Cash flow used for investing
       activities........................    (69.7)      (23.2)        (115.1)            --         (208.0)
Cash flows from financing activities:
  Increase (decrease) in short-term bank
     borrowings..........................      0.2       (26.5)          43.1             --           16.8
  Increase (decrease) in long-term and
     bank revolving loans................    105.0        (8.0)          (2.6)            --           94.4
  Repayment on term debt.................   (100.5)         --             --             --         (100.5)
  Net proceeds under accounts receivable
     securitization program..............    120.8          --             --             --          120.8
  Stock options exercised................      1.7          --             --             --            1.7
                                           -------      ------        -------            ---        -------
  Fees paid to issue long term debt......     (1.4)         --             --             --           (1.4)
                                           -------      ------        -------            ---        -------
     Cash provided by (used for)
       financing activities..............    125.8       (34.5)          40.5             --          131.8
Increase (decrease) in parent advances...    (12.7)       13.1           (0.4)            --             --
Effect of exchange rates on cash and cash
  equivalents............................       --          --           (1.7)            --           (1.7)
                                           -------      ------        -------            ---        -------
Net decrease in cash and cash
  equivalents............................     (4.6)       (0.3)          (0.4)            --           (5.3)
Cash and cash equivalents at beginning of
  year...................................      4.6         0.1           18.4             --           23.1
                                           -------      ------        -------            ---        -------
Cash and cash equivalents at end of
  period.................................  $    --      $ (0.2)       $  18.0            $--        $  17.8
                                           =======      ======        =======            ===        =======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(8) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1997

                                                      GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                           PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                           ------    ------------   ------------   ------------   ------------
Cash flow provided by (used for)
  operating activities...................  $   5.3      $  3.2         $ 20.4         $(5.1)        $  23.8
Cash flows from investing activities:
  Acquisition of property, plant &
     equipment...........................    (10.2)      (12.1)         (33.8)           --           (56.1)
  Purchase of businesses, net of cash
     received............................   (215.0)         --             --            --          (215.0)
  Purchase of minority interest..........    (13.0)         --             --            --           (13.0)
  Other, net.............................     39.3       (20.9)         (29.9)           --           (11.5)
                                           -------      ------         ------         -----         -------
     Cash flow used for investing
       activities........................   (198.9)      (33.0)         (63.7)           --          (295.6)
Cash flows from financing activities:
  Decrease in short-term bank
     borrowings..........................       --          --          (17.7)           --           (17.7)
  Decrease in long-term & bank revolving
     loans...............................   (203.0)         --           (8.9)           --          (211.9)
  Proceeds from issuance of long term
     debt................................    500.0          --             --            --           500.0
  Proceeds from equity offering..........     77.9          --             --            --            77.9
  Fees paid to issue long term debt......    (17.0)         --             --            --           (17.0)
                                           -------      ------         ------         -----         -------
     Cash provided by (used for)
       financing activities..............    357.9          --          (26.6)           --           331.3
Increase (decrease) in parent advances...   (163.1)       31.4          126.6           5.1              --
Effect of exchange rates on cash and cash
  equivalents............................       --          --            1.1            --             1.1
                                           -------      ------         ------         -----         -------
Net increase (decrease) in cash and cash
  equivalents............................      1.2         1.6           57.8            --            60.6
Cash and cash equivalents at beginning of
  year...................................     41.2        (0.6)           6.9            --            47.5
                                           -------      ------         ------         -----         -------
Cash and cash equivalents at end of
  period.................................  $  42.4      $  1.0         $ 64.7         $  --         $ 108.1
                                           =======      ======         ======         =====         =======

(9) SUBSEQUENT EVENTS

     On November 19, 1998, the Company and CMI International, Inc. ("CMI") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company will acquire CMI (the "Acquisition"). Pursuant to the Merger Agreement, the Company will pay an aggregate of $605 million for CMI, of which approximately $154 million will be used to repay or assume CMI's existing indebtedness and the balance of which will be paid to the existing shareholders of CMI. The merger consideration along with fees and expenses of the transaction is expected to be financed through a combination of the proceeds of the New Notes (as defined below) and a new senior secured bank facility of the Company. The Acquisition is expected to be completed early in the first quarter of fiscal 1999.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS UNLESS OTHERWISE STATED)

(9) SUBSEQUENT EVENTS -- (CONTINUED)
     On December 14, 1998 the Company issued $250 million in aggregate principal amount of 8 1/4% Senior Subordinated Notes due 2008 (the "New Notes"). The New Notes are general unsecured obligations of the Company, subordinated in right of payment to senior indebtedness of the Company, pari passu with an aggregate of $250 million of the Company's 11% Notes and an aggregate of $400 million of the Company's 9 1/8% Notes and senior in right of payment to any current or future subordinated indebtedness of the Company. The New Notes are unconditionally guaranteed, on a senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally by the Company's material domestic subsidiaries. Interest on the New Notes is payable in arrears on June 15 and December 15 commencing June 15, 1999.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended October 31, 1998 Compared to Three Months Ended October 31, 1997

     The Company's net sales for the third quarter of fiscal 1998 were $443.9 million, an increase of 20% as compared to net sales for the third quarter of fiscal 1997. This increase was due to the additional sales contributed by the recent acquisitions of Alumitech, Borlem, MIN-CER, N.F. Die and Kalyani and higher sales in all of our European businesses and the Automotive Brake business in North America.

     The Company's gross profit for the third quarter of fiscal 1998 increased to $82.7 million or 18.6% of net sales as compared to $64.8 million or 17.5% of net sales for the third quarter of fiscal 1997. This increase in margin percent was due to improved productivity in all of the Company's businesses.

     Marketing, general and administrative expenses were $16.7 million or 3.8% of net sales for the third quarter of fiscal 1998 as compared to $15.1 million or 4.1% of net sales for the same period of fiscal 1997. This improvement in marketing, general and administrative costs as a percent of sales was attributable to savings realized as a result of combining the administrative functions from the Lemmerz Acquisition and other recently completed acquisitions.

     Engineering and product development costs were $5.7 million or 1.3% of net sales for the third quarter of fiscal 1998 as compared to $3.2 million or 0.9% of net sales for the second quarter of fiscal 1997. This increase in costs and percent of net sales was attributable to additional costs incurred as a result of the Lemmerz Acquisition and other recently completed acquisitions. The Company believes that engineering and product development costs as a percent of sales will improve even as these costs increase to successfully develop new products and as expected savings are realized as a result of these acquisitions.

     Amortization of intangibles increased by $1.1 million to $4.6 million for the third quarter of fiscal 1998. This increase is attributable to the increased goodwill recognized as a result of the recent acquisitions of Alumitech, Borlem, MIN-CER, N.F. Die and Kalyani.

     Interest expense decreased by $3.3 million to $22.4 million for the third quarter of fiscal 1998. This decrease is attributable to improved interest rates as a result of the Company's reduction in its leverage ratio.

Nine Months Ended October 31, 1998 Compared to Nine Months Ended October 31,
1997

     The Company's net sales for the first nine months of fiscal 1998 were $1,240.8 million, an increase of 38% as compared to net sales for the first nine months of fiscal 1997. This increase was due to the additional sales contributed by Lemmerz, which was acquired effective June 30, 1997, sales contributed by the recent acquisitions of Alumitech, Borlem, MIN-CER, N.F. Die and Kalyani and higher sales in all of our European businesses and the Automotive Brake business in North America. These increases were partially offset by the negative impact of the GM strike.

     The Company's gross profit for the first nine months of fiscal 1998 increased to $216.7 million or 17.5% of net sales as compared to $149.6 million or 16.7% of net sales for the first nine of fiscal 1997. This increase in margin amount was achieved due to the increased revenues and improved productivity in all of the Company's businesses despite the negative impact of the GM strike.

     Marketing, general and administrative expenses were $48.7 million or 3.9% of net sales for the first nine months of fiscal 1998 as compared to $36.5 million or 4.1% of net sales for the same period of fiscal 1997. This improvement in marketing, general and administrative costs as a percent of sales was attributable to savings realized as a result of combining the administrative functions from the Lemmerz Acquisition and other recently completed acquisitions.

     Engineering and product development costs were $15.7 million or 1.3% of net sales for the first nine months of fiscal 1998 as compared to $8.1 million or 0.9% of net sales for the first nine months of fiscal 1997. This increase in costs and percent of net sales was attributable to additional costs incurred as a result of the Lemmerz Acquisition and other recently completed acquisitions and the negative impact of the GM strike. The Company believes that engineering and product development costs as a percent of sales will improve even as these costs increase to successfully develop new products and as expected savings are realized as a result of these acquisitions.

     Amortization of intangibles increased by $4.1 million to $12.7 million for the first nine months of fiscal 1998. This increase is attributable to the increased goodwill recognized as a result of the Lemmerz Acquisition and the recent acquisitions of Alumitech, Borlem, MIN-CER, N.F. Die and Kalyani.

     Interest expense was $69.4 million for the first nine months of fiscal 1998, an increase of $3.5 million over the same period of fiscal 1997. This increase was due to the increase in debt as a result of the Lemmerz Acquisition and the recent acquisitions of Alumitech, Borlem, MIN-CER, N.F. Die and Kalyani offset by improved interest rates as a result of the Company's reduction in its leverage ratio.

     The extraordinary loss for early extinguishment of debt represented the write-off of deferred financing cash as a result of the refinancing of existing debt in the second quarter of fiscal 1998. As a result of strong cash flow and significantly improved credit position, the Company was able to restructure its senior credit facility and fully repay certain of its outstanding term debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations provided $72.6 million in cash in the first nine months of fiscal 1998, an increase of $49.4 million over the same period of fiscal 1997. This increase was due primarily to increased operating income before noncash charges for depreciation, amortization and deferred taxes.

     Capital expenditures for the first nine months of fiscal 1998 were $88.9 million. These expenditures were primarily for additional machinery and equipment to increase the production capacity at the Company's North American and European Aluminum Wheel facilities to meet expected future customer requirements for fabricated aluminum and FFCTM wheels. The Company anticipates that capital expenditures for fiscal 1998 will be approximately $110 million relating primarily to new vehicle platforms, cost reduction programs and maintenance.

     As of October 31, 1998, the Company was party to a second amended and restated credit agreement dated June 12, 1998 (the "Second Amended and Restated Credit Agreement") with Canadian Imperial Bank of Commerce ("CIBC") and Merrill Lynch Capital Corporation ("Merrill Lynch"), as managing agents. Pursuant to the Second Amended and Restated Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $100 million in the form of a senior secured term loan facility and up to $400 million in the form of a senior secured revolving credit facility. Such term loan and revolving facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future foreign subsidiaries. As of October 31, 1998 there was $100 million outstanding under the term loan facility and $280 million available under the revolving facility.

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

     At October 1998, management believes that the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending October 31, 1999.

OTHER MATTERS

New Accounting Pronouncements

     On June 30, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which introduces the ":management approach" for segment reporting. This approach reflects management's organization of the business segments and is consistent with how the Company and its key decision-makers assess operating performance, make operating decisions and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the Company's Board of Directors. The statement requires disclosures for each segment that are similar to those currently required, with the adoption of quarterly disclosure requirements, after initial year of application, and geographic data by country. This statement will be adopted by the Company in its January 31, 1999 consolidated financial statements.

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

Year 2000

     The Company has developed plans to address its exposure in all critical information technology ("IT") and non-IT systems to computer programs which identify years with two digits instead of four. Such programs may recognize the year 2000 as the year 1900. The Company is also assessing the year 2000 capabilities of its critical suppliers, customers and key service providers to determine, to the extent possible, whether its operations will be adversely impacted by these companies.

     The Company primarily relies on packaged software applications which are year 2000 compliant. The Company has either tested these applications or expects to have done so by the end of the first quarter of fiscal 1999. The Company is also testing all internally developed IT software for the year 2000 compliance. It is anticipated that this process will be substantially completed by the end of the first quarter of fiscal 1999 and fully completed by the end of the second quarter of fiscal 1999.

     The Company continues to assess all critical non-IT systems for year 2000 compliance. Non-IT systems include, among other things, manufacturing equipment, telephone systems and heating and cooling systems. An inventory of all critical non-IT systems and manufacturers to determine year 2000 compliance has been prepared. This process was completed during the first quarter of fiscal 1998.

     As of October 31, 1998, the costs incurred directly related to becoming year 2000 compliant are $3.0 million and the costs which are expected to be incurred subsequent to October 31, 1998 are $2.0 million. The year 2000 remediation effort has not postponed any IT projects, the delay of which would have a material adverse effect on the business, financial condition or results of operations.

     The Company is not entirely year 2000 compliant at this time, but has targeted the end of the third quarter of fiscal 1999 to have all critical business and production processes ready. Although the Company is striving to be completely year 2000 compliant, year 2000 issues may still negatively affect us. Based on progress to date, the management believes that such impact, if any, will not have a material adverse impact on the business, financial condition or results of operations. The Company cannot guarantee that this will be so.

     Although the Company has contacted critical suppliers, customers and key service providers to determine their level of year 2000 compliance, a lack of year 2000 readiness at these companies could adversely impact our operations. The Company has developed a program for monitoring year 2000 risk in its supply chain and has mailed "Supplier Year 2000 Self-Assessment" questionnaires to critical suppliers and key service providers. The full extent of any such adverse impact (if any) is impossible to determine. The Company is attempting to mitigate any possible adverse impact by identifying alternate suppliers where possible. The Company may also increase its inventory of crucial materials in anticipation of possible disruptions.

     The Company is developing contingency plans for all critical business and production processes. It is anticipated that these plans should be completed by the end of the first quarter of fiscal 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT NUMBER                               DESCRIPTION
        --------------                               -----------
             2.3             Agreement and Plan of Merger, dated November 19, 1998, among
                             Hayes Lemmerz International, Inc., HL-CMI Holding Co., CMI
                             International, Inc. and Ray H. Witt as Trustee of the Ray H.
                             Witt Living Trust Agreement dated December 2, 1981, as
                             amended and restated.
              27             Financial Data Schedule

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

                                          HAYES LEMMERZ INTERNATIONAL, INC.

                                          By:      /s/ D. N. VERMILYA
                                            ------------------------------------
                                            D. N. Vermilya
                                            Corporate Controller and Chief
                                              Accounting Officer

December 15, 1998

                                 EXHIBIT INDEX

                                                                                          SEQUENTIALLY
       EXHIBIT                                                                              NUMBERED
        NUMBER                                    DESCRIPTION                                 PAGE
       -------                                    -----------                             ------------
2.3                       Agreement and Plan of Merger, dated November 19, 1998, among
                          Hayes Lemmerz International, Inc., HL-CMI Holding Co., CMI
                          International, Inc. and Ray H. Witt as Trustee of the Ray H.
                          Witt Living Trust Agreement dated December 2, 1981, as
                          amended and restated.
27                        Financial Data Schedule