Form 10-K405
period 1999-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 1999-04-30
CIK 893670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                        COMMISSION FILE NUMBER: 1-11592

                       HAYES LEMMERZ INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      13-3384636
        (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

 38481 HURON RIVER DRIVE, ROMULUS, MICHIGAN                        48174
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

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

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 28, 1999 (BASED ON THE CLOSING PRICE OF THE REGISTRANT'S COMMON STOCK REPORTED ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE) WAS APPROXIMATELY $235 MILLION.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 30, 1999 WAS 30,324,235 SHARES.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HAYES LEMMERZ INTERNATIONAL, INC.
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I
  Item 1.     Business....................................................      3
  Item 2.     Properties..................................................     16
  Item 3.     Legal Proceedings...........................................     17
  Item 4.     Submission of Matters to a Vote of Security Holders.........     18
PART II
              Market for Registrant's Common Equity and Related                18
  Item 5.     Stockholder Matters.........................................
  Item 6.     Selected Financial Data.....................................     18
              Management's Discussion and Analysis of Financial Condition
  Item 7.     and Results of
              Operations..................................................     19
              Quantitative and Qualitative Disclosures About Market            24
  Item 7A.    Risk........................................................
  Item 8.     Consolidated Financial Statements and Supplementary Data....     25
              Changes in and Disagreements with Accountants on Accounting
  Item 9.     and Financial
              Disclosure..................................................     25
PART III
  Item 10.    Directors and Executive Officers of the Registrant..........     25
  Item 11.    Executive Compensation......................................     27
              Security Ownership of Certain Beneficial Owners and              27
  Item 12.    Management..................................................
  Item 13.    Certain Relationships and Related Transactions..............     27
PART IV
              Exhibits, Financial Statement Schedules and Reports on Form      27
  Item 14.    8-K.........................................................

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     As used herein, the term "Company" shall mean Hayes Lemmerz International, Inc. (formerly known as Hayes Wheels International, Inc.) and its direct and indirect subsidiaries on a combined basis. As used herein, any reference to a fiscal year of the Company shall mean the Company's fiscal year commencing February 1 of a calendar year and ending on January 31 of the next calendar year. Thus, for example, "fiscal 1998" refers to the fiscal year which commenced on February 1, 1998 and ended on January 31, 1999.

     The following discussion of the Company's business during fiscal 1998 does not reflect the Company's acquisition of CMI International, Inc. ("CMI"), which took place on February 3, 1999. A discussion of the business of CMI is set forth below under the heading of "CMI Acquisition."

     The Company is the world's largest manufacturer of automotive wheels, supplying approximately 32% and 23% of the automotive wheels in North America and Europe, respectively, and also is the largest global supplier of wheels to original equipment manufacturers ("OEMs") of passenger cars, light trucks and commercial highway vehicles. The Company is also a leading producer of automotive brake products in North America. The Company's principal customers for wheel and brake products consist of every major OEM in North America, Europe and Japan, including General Motors, Ford, DaimlerChrysler (the three of which comprised approximately 50% of the Company's fiscal 1998 net sales), BMW, Renault, Fiat, Volkswagen, Porsche, Audi, Volvo, Citroen, Peugeot, Skoda, Seat, Toyota, Mazda, Nissan, Honda, Mitsubishi, Suzuki and Isuzu. The Company also has over 300 commercial highway vehicle customers in North America and Europe, including Trailmobile, Dana/Mack, DaimlerChrysler, Iveco, Strick, Great Dane Trailers, Freightliner, PACCAR, Volvo/GM, Renault and Western Star. The Company also produces a variety of non-wheel cast aluminum products for the automotive, heating equipment and general machinery industries. Sales of automotive wheel and brake products comprised approximately 82% of the Company's combined net sales in fiscal 1998 (75% wheels and 7% brake components), with the remaining 18% comprised of commercial highway wheel and brake products (13%) and non-wheel aluminum castings (5%).

     The Company is the #1 or #2 independent manufacturer of its primary products in the markets in which it competes. The following table sets forth the Company's estimated market position in North America and Europe in 1998:

                                                                MARKET POSITION
                                                                ---------------
NORTH AMERICA
  Automotive Steel Wheels -- Including Production by OEMs...          #1
  Automotive Cast Aluminum Wheels...........................          #2
  Automotive Fabricated Aluminum Wheels.....................          #1
  Automotive Full-Face Cast (FFC(R)) Wheels.................          #1
  Automotive Brake Rotors and Drums -- Excluding Production
     by OEMs................................................          #2
  Commercial Highway Wheels.................................          #2
  Commercial Highway Brake Hubs and Drums...................          #1
EUROPE
  Automotive Steel Wheels -- Including Production by OEMs...          #2
  Automotive Cast Aluminum Wheels...........................          #1
  Commercial Highway Wheels.................................          #2

     The Company has been active in expanding its presence and developing strategic alliances around the world. These include subsidiaries and strategic manufacturing joint ventures in Mexico, Brazil, Venezuela, Portugal, Canada, India, Turkey, Thailand and South Africa. The Company also maintains technical relationships in Thailand and Colombia and a sales and engineering office in Japan.

     A significant trend toward the use of lighter, more highly-styled wheels for passenger cars and light trucks has increased the demand for and the use of aluminum wheels. Aluminum wheel growth is primarily attributable to the weight advantage of aluminum wheels, which helps OEMs meet government-imposed fuel economy standards, and the aesthetics of styled cast aluminum wheels. Aluminum wheel penetration (new vehicle installations) in North America has increased from approximately 3% in 1980 to approximately 51% in 1998. The Company estimates that such penetration will reach approximately 55% to 60% over the next several years due primarily to new aluminum wheel product innovations, including fabricated aluminum wheels and FFC(R) aluminum wheels. Aluminum wheel penetration in Europe in 1998 was approximately 25% and continues to display a similar growth pattern as that experienced in North America. The Company is well-positioned to continue to increase sales of its aluminum wheels given the new, but rapidly growing, fabricated aluminum wheel and FFC(R) wheel designs where the Company is the only significant manufacturer.

     Raw materials and component parts used in the Company's manufacturing operations are those commonly used in such operations and adequate supplies are available. The Company is generally not dependent on long-term supply contracts and has available to it alternate sources for its raw materials and component parts.

     The Company is dedicated to the continued development of new and improved wheels and brake components and related products either through its own world-class engineering capabilities or joint ventures with other parties. These new designs include full-faced styled steel wheels, light-weight steel wheels, light-weight fabricated aluminum wheels, FFC(R) wheels, clad-covered wheels and Centrifuse(R) brake drums. The Company's North American Wheel and Brake Engineering, Design, and Advanced Research and Development Groups are located in Romulus, Michigan. The Company also has significant design, engineering, and research and development capabilities in Europe at its Konigswinter, Germany and Dello, Italy facilities. The Company believes that it is the world leader in advanced research for wheel and brake technology. The Company also believes that with its manufacturing and technological expertise in aluminum wheels that the commercial highway market also has significant growth potential. The Company has also developed a number of innovative non-wheel cast aluminum products for passenger cars, heavy trucks, heating equipment and the general machinery industries.

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

     The Company's business originated with Hayes Wheel, founded in 1908 by Clarence Hayes, and K.H. Wheel Company, founded in 1909 by John Kelsey and John Herbert, which produced wooden-spoked wheels for automobiles such as Henry Ford's Model T. These companies merged in 1927 to form Kelsey-Hayes Wheel Corporation, which was reorganized in 1933 into Kelsey-Hayes Wheel Company. In 1992, the non-wheel businesses and assets of the Company, particularly its automotive brake systems business and assets, were transferred to, and certain liabilities related thereto were assumed by a wholly owned subsidiary of the Company, Kelsey-Hayes Company ("Kelsey-Hayes"), the capital stock of which was then transferred by the Company to its sole stockholder as an extraordinary dividend and the Company consummated an initial public offering of its common stock. On July 2, 1996, the Company consummated a series of transactions (the "Motor Wheel Transactions") pursuant to which: (i) Motor Wheel Corporation ("Motor Wheel") became a wholly owned subsidiary of the Company; (ii) the Company's common stock was recapitalized with each share of common stock then outstanding being exchanged for 1/10th share of Common Stock and $28.80 in cash (the "Recapitalization"); and (iii) Joseph Littlejohn & Levy Fund II, L.P. and certain other investors acquired ownership of approximately 76.6% of the Common Stock. On June 30, 1997, the Company acquired Lemmerz Holding GmbH ("Lemmerz") for $200 million in cash and five million shares of Series A Preferred Stock, which, upon receipt of stockholder approval on October 22, 1997, automatically converted into five million shares of Common Stock (the "Lemmerz Acquisition"). Lemmerz was founded in 1919 at its current site in Konigswinter, Germany and was the leading full-line wheel supplier in Europe. On November 12, 1997, following stockholder approval, the Company changed its name to "Hayes Lemmerz International, Inc."

INDUSTRY

     Wheels for passenger cars and light trucks are generally made of steel or aluminum, which offer OEMs a range of design options for the vehicles. Steel wheels, which are heavier than aluminum wheels, are generally low-cost, high volume production items that consist of two separate pieces (a rim and a center) welded together. The Company also manufactures more expensive stylized full-faced steel wheels, with a clear, color or chrome finish. "Full-faced" refers to a design approach in which the styling effect is obtained by forming the entire face of the wheel into a one-piece styled design that is then welded onto a partial rim assembly to form a complete wheel. Aluminum wheels are generally lighter in weight, more readily stylized and more expensive than steel wheels, and can be single-piece cast aluminum wheels, fabricated aluminum wheels or FFC(R) wheels, which are made from two separate pieces (a fabricated aluminum rim and a cast aluminum center) welded together. The Company's fabricated aluminum wheels are similar in design to fabricated steel wheels. Though not as highly styled as cast aluminum wheels, they are lighter in weight than both fabricated steel and one-piece cast aluminum wheels.

     Based on published vehicle production statistics, the Company estimates that in 1998 approximately 29 million aluminum automotive wheels where manufactured in North America. The Company estimates that it sold approximately 26% of the aluminum wheels manufactured in North America in 1998. In Western Europe, the Company estimates that approximately 18 million cast aluminum wheels were manufactured in 1998, of which the Company sold approximately 27%.

     Based on published vehicle production statistics, the Company estimates that in 1998 approximately 42 million steel passenger car and light truck wheels, including 10 million steel wheels manufactured by the OEMs for their own use, were manufactured in North America. During 1998, the Company believes that it sold approximately 51% of the independently manufactured steel wheels and approximately 38% of all steel wheels manufactured in North America. The Company estimates that in 1998 approximately 74 million steel passenger car and light truck wheels, including 13 million steel wheels manufactured by the OEMs for their own use, were manufactured in Western Europe, of which approximately 24% were sold by the Company.

     OEMs typically specify the features of the wheel, whether steel or aluminum, which will be used for a particular model either as standard or optional equipment. Among the features specified by OEMs are weight, styling and pricing requirements. The OEM will ordinarily designate one supplier of a particular wheel for a vehicle model, although a particular vehicle model may utilize a number of different wheels produced by one or more suppliers. OEMs typically specify a supplier of a particular wheel design more than two years before the time of initial production. A potential supplier must first develop a wheel design based on styling and engineering specifications provided by the OEM. After a comprehensive engineering and feasibility review, the OEM then designates a specific supplier for a particular wheel that meets the OEMs' cost, quality, styling and engineering specifications for particular vehicle models. The duration of the designation is dependent upon the life cycle of the vehicle model. Suppliers that design, engineer, manufacture and conduct quality control testing are generally referred to as Tier 1 suppliers ("Tier 1 Suppliers"). The Company believes that because of its world-class engineering capabilities and full product line, early involvement in the design and engineering of new wheel and brake products as a Tier 1 Supplier affords it a competitive advantage in securing new business and provides customers a significant cost reduction through coordination of design, development and manufacturing processes. As a result of the lengthy approval and launch process, combined with the continued designation of a particular supplier for the life of the vehicle model, increases or decreases in sales to a particular OEM and corresponding changes in market share normally occur over an extended period of time.

     In fitting with its status as a full-line global wheel supplier, the Company continues to offer its customers a wide range of products including, among others, a base steel wheel for low cost, a stylized and chromed steel wheel for a bright appearance, a light-weight steel wheel (which is approximately 15% lighter than traditional steel wheels), a cast aluminum wheel for high styling, a fabricated aluminum wheel (which is approximately 50% lighter than traditional steel wheels) for low weight, a clad-covered wheel for a bright appearance at a significantly lower cost than a fully-chromed wheel, a truck wheel with an outside valve hole for use on heavy trucks with disc brakes and finally, an FFC(R) two-piece aluminum wheel, which provides both high styling and lighter weight. The Company believes this breadth of product offerings and manufacturing capabilities enhances its ability to support a full vehicle platform with any wheel designed by its customers.

     The Company also manufactures automotive brake components consisting primarily of composite metal drums, full cast drums and cast iron hubs for drum-type brakes and cast iron rotors for disc brakes. North American OEMs generally manufacture passenger cars and light trucks with drum-brakes on the rear axle and disc brakes on the front axle, although disc brakes are increasingly being used on rear axles for high performance vehicles and vehicles incorporating anti-lock brake systems. OEMs offer anti-lock brake systems as optional equipment on certain vehicle models and as standard equipment on higher priced vehicle models. The Company's brake components have been incorporated into anti-lock brake systems offered by its OEM customers. In addition to the OEM market for automotive brake components, a growing service market exists for brake rotors due to the high wear-out rate which is experienced with this product. As a result, the automotive industry is facing a demand for brake rotors in excess of manufacturing capacity.

     General Motors, Ford, Volkswagen and other OEMs continue to outsource component manufacturing. Wheel and brake component manufacturing is not strategic to these companies and outsourcing has increased in response to competitive pressures on OEMs to improve quality and reduce capital outlays, production costs, overhead and inventory levels. Ford recently outsourced its entire North American steel wheel production to the Company and the Company believes that it is well positioned to benefit from any future outsourcing opportunities.

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

     The automotive industry has adopted standards for quality ratings commonly known as QS 9000 or ISO 9001, as to which all of the OEMs require compliance. The Company's Gainesville, Georgia location was the first wheel plant in North America to qualify for this rating. All of the Company's worldwide facilities (including its majority-owned joint ventures) have received QS 9000 and/or ISO 9001 registration in compliance with all of its customers' requirements.

     While the Company's business is not seasonal in the traditional sense, July (in North America), August (in Europe) and December are usually lower volume months. This is because OEMs typically perform model changeovers or take vacation shutdowns during the summer and assembly plants are typically closed for a period from shortly before Christmas to after New Year's Day.

     The Company competes for sales of its cast aluminum wheels, fabricated steel wheels, fabricated aluminum wheels and brake components on the basis of cost, delivery, quality and service. As a large portion of the Company's business consists of sales to GM, Ford and DaimlerChrysler (in the aggregate, approximately 50% of the Company's fiscal 1998 total sales), the loss of a significant portion of the Company's sales to any of these OEMs could have a material adverse impact on the Company. The Company has been doing business with each of these OEMs for many years, and sales are composed of a number of different products and of different models or types of the same products and are made to individual divisions of such OEMs. In addition, the Company supplies products to those customers in both North America and Europe which reduces the Company's reliance on any single market.

CAST ALUMINUM WHEELS

     The Company's cast aluminum wheels are produced in North America, Europe, South America and South Africa and are sold in North America, Europe, South America, South Africa and Japan.

North America

     The Company has five cast aluminum manufacturing facilities in North America, which are located in Howell, Michigan; Gainesville, Georgia; Huntington, Indiana; La Mirada, California; and Somerset, Kentucky. At these facilities, the Company designs, manufactures and distributes a full-line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the automotive industry. In fiscal 1998, the Company supplied approximately 26% of the cast aluminum wheels purchased in North America. With the exception of a limited number of cast aluminum wheels manufactured by Ford in New Zealand and aluminum wheels manufactured by Toyota and Volkswagen, there is no significant OEM manufacturing of cast aluminum wheels. In 1998, the Company believes approximately 51% of passenger cars and light trucks in North America used cast aluminum wheels, up from approximately 50% in 1997.

     Customers. In fiscal 1998, approximately 80% of the Company's total cast aluminum wheel production was sold to General Motors, Ford and DaimlerChrysler for use on vehicles produced in North America. The Company exported approximately 4% of its cast aluminum wheels to Nissan and Isuzu in Japan and sold approximately 16% to Japanese transplants in the United States. The Company owns 100% of Hayes Lemmerz Japan Limited, a Japanese corporation that provides sales, engineering and service support for the Company in the Japanese wheel market.

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

     The Company manufactures one-piece and two-piece aluminum wheels. One-piece aluminum wheels comprise the majority of the Company's current sales. The Company introduced its first high volume FFC(R) two-piece aluminum wheel in 1997. This two-piece design offers OEMs even greater weight savings without sacrificing styling.

     To enhance wheel design and reduce development lead-time, the Company utilizes computer-aided design, has direct computer links to customers and provides OEMs with engineering and manufacturing support. The Company utilizes a computer-aided manufacturing system with which it gathers key data to control cast aluminum wheel manufacturing to continually improve product quality and cost.

     Competition. The Company believes that its capabilities as a cost-effective supplier of cast aluminum wheels meeting OEM requirements enable it to compete effectively with other aluminum wheel manufacturers. The Company's primary competitor in the North American cast aluminum wheel market is Superior Industries International, Inc., which the Company estimates had approximately a 30% share of the North American market in 1998, as compared with the Company's share of approximately 26%. Other aluminum wheel manufacturers that account for the remaining market share include Wheeltek, a subsidiary of Amcast

Industrial, American Racing Equipment, Alcoa, Reynolds Metals and several foreign suppliers operating in the United States.

Europe

     The Company has four cast aluminum manufacturing facilities in Europe, which are located in Barcelona, Spain; Dello, Italy; Campiglione Fenile, Italy; and Hoboken, Belgium. At these facilities, the Company designs, manufactures and distributes a full line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the European automotive industry.

     Customers. The Company estimates that its share of the European market for cast aluminum wheels was approximately 27% for fiscal 1998. Substantially all of the Company's European cast aluminum wheels were sold to DaimlerChrysler, BMW, Opel, Fiat, Volkswagen, Porsche, Peugeot, Renault, Nissan, Volvo and Ford. In 1998, the Company believes approximately 25% of passenger cars and light trucks in Europe used cast aluminum wheels, up from approximately 23% in 1997.

     Manufacturing. Engineering, research and development for the Company's European cast aluminum wheel operations is currently performed at the Company's Dello, Italy and Hoboken, Belgium facilities.

     The Company maintains substantial capability in Europe to style and design cast aluminum wheels for sale to particular OEMs. The Company offers its OEM customers various Company-generated styles and sizes each year. The Company has also established direct computer links with several customer locations in Europe to streamline the design and approval process and reduce product development lead-time. In Europe, the Company believes that its interaction with its customers through computer-aided design offers a competitive advantage. In addition, the Company is actively introducing its new weight and cost saving technologies to the European car makers. Pressure for better fuel consumption and lower vehicle weight are driving European car producers to seek new products such as fabricated aluminum wheels and FFC(R) wheels.

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

     The Company's primary competitors in the European cast aluminum wheel market for passenger cars are Ronal, Amcast Speedline and Alloy Wheel International. These competitors have market shares ranging from 8% to 20% each.

South America and South Africa

     The Company has two cast aluminum manufacturing facilities in South America, both of which are located near Sao Paulo, Brazil. In addition, the Company (through a majority owned joint venture) operates one cast aluminum wheel manufacturing facility in Africa which is located near Johannesburg, South Africa. At these facilities, the Company designs, manufactures and distributes a full-line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the South American and South African automotive industries.

     Customers. The Company estimates that its share of the South American and South African market for cast aluminum wheels was approximately 50% and 33%, respectively, for fiscal 1998. The largest customers for the Company's South American cast aluminum wheels were Ford, General Motors, Volkswagen and DaimlerChrysler. In 1998, the Company believes approximately 12% of passenger cars and light trucks in South America used cast aluminum wheels, up from approximately 11% in 1997. The largest customers for the Company's South African cast aluminum wheels were BMW, DaimlerChrysler, Dotz and Volkswagen. In

1998, the Company believes approximately 41% of passenger cars and light trucks in South Africa used cast aluminum wheels, up from approximately 36% in 1997.

     Manufacturing. Engineering, research and development for the Company's South American and South African cast aluminum wheel operations is currently performed at the Company's facilities located in such areas, with support from the Company's European operations.

     Competition. The Company's primary competitors in the South American cast aluminum wheel market for passenger cars are Italmagnesio and Mangels. These competitors have market shares ranging from 20% to 35%. The Company's primary competitor in the South African cast aluminum wheel market for passenger cars is Tiger Wheels, which has a market share of approximately 15%.

FABRICATED WHEELS

     The Company's fabricated steel and fabricated aluminum wheels are produced and sold in North America, Europe and South America.

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

     The Company's fabricated wheel products, including fabricated aluminum wheels, chromed, full-face steel wheels, and clad-covered wheels, have been well received by its customers. The Company believes that new contracts obtained in 1997 and 1998 relating to these new products have positioned this group for significant future growth. Currently the Company produces fabricated aluminum wheels for both Ford and General Motors, including a full-faced, styled version for the Ford F150 truck.

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

     Customers. The Company estimates that its share of the North American market for steel wheels for fiscal 1998 was approximately 38% (including wheels manufactured by OEMs). Approximately 91% of the Company's steel wheels were sold to General Motors, Ford and DaimlerChrysler in fiscal 1998.

     Manufacturing. The Company's fabricated steel and fabricated aluminum wheels are manufactured by a continuous in-line process, thus enhancing quality standardization and reducing work-in-process inventory. Although tooling is relatively expensive for steel wheels, a particular style is likely to be run for a customer in high volume over a long period, lowering the unit production cost.

     Competition. The Company's primary non-OEM competitors in the North American steel wheel market for passenger cars and light trucks are Meritor Automotive, Accuride, Topy and Central Manufacturing Company. The Company estimates that the competitors held a combined share of approximately 33% of the steel wheel market in 1998 while the OEMs together accounted for 29% of the market in 1998. The Company believes that it is well-positioned to maintain its market share of steel wheels at General Motors, Ford and DaimlerChrysler against non-OEM competition.

     Although Ford recently outsourced the production of all of its in-house North American steel wheels to the Company, the Company remains vulnerable to increased sourcing of steel wheels by General Motors to GM's own wheel operations, which may win contracts based on factors other than quality, price and efficiency. General Motors supplied approximately 50% of its steel wheel needs in each of 1997 and 1998. The Company believes, however, that, with OEMs becoming increasingly sensitive to the cost of their products, and with new products such as styled steel and fabricated aluminum wheels, it will be able to capture market share from the OEMs. General Motors has no production capability for stylized steel wheels or fabricated aluminum wheels. The Company continues to work with General Motors on proposals to outsource their current in-house production of steel wheels.

Europe

     In Europe, the Company has four fabricated wheel manufacturing facilities, which are located in Konigswinter, Germany; Manresa, Spain; Manisa, Turkey; and Ostrava, Czech Republic, where it designs, manufactures and distributes a full-line of fabricated steel wheels for sale to both OEMs and the aftermarket of the automotive industry throughout Europe. The Company's operations in Turkey are operated as a joint venture of which the Company owns 68%. This joint venture was established to provide the growing Turkish automobile industry with quality steel wheels.

     Customers. The Company supplied approximately 24% of the automotive steel wheels manufactured in Europe in 1998. The Company's principal customers include General Motors, Opel, DaimlerChrysler, Ford, Volkswagen, Audi, BMW, PSA, Nissan and Volvo. In Eastern Europe, the Company's principal customer is Skoda, the national automobile manufacturer of the Czech Republic, for which the Company is the sole supplier of steel wheels.

     Manufacturing. The Company's Konigswinter, Germany facility has state-of-the-art, automated production equipment and extensive research and development facilities. The Company's lightweight steel wheel, which is approximately 15% lighter than a traditional steel wheel, was developed and is manufactured at the Konigswinter facility. The Company's Manresa, Spain facility has developed a specialty niche in wheels for light trucks, recreational vehicles and vans. The Manisa, Turkey facility produces wheels for the Turkish market and exports both OEM and aftermarket wheels to Western Europe. It benefits from lower labor rates and has enough available manufacturing space to double the plant's manufacturing capacity from 1.5 million to 3.0 million wheels. In addition to these manufacturing facilities, the Company's Ostrava, Czech Republic facility has completed a new paint facility and installed new fabricated aluminum and steel wheel rim and assembly lines. This equipment is state-of-the-art and was required to meet the volume and quality demands of Skoda and the Company's Western European customers.

     Competition. The Company's principal non-OEM competitors for the sale of passenger car and light truck steel wheels include Michelin Kronprinz, Dunlop-Topy and Fergat. Ford and Volkswagen together produced approximately 17% of all passenger car and light truck steel wheels in Europe during 1998.

South America

     In South America, the Company has one fabricated wheel manufacturing facility, which is located near Sao Paulo, Brazil, where it designs, manufactures and distributes a full-line of fabricated steel wheels for sale to both OEMs and the aftermarket of the automotive industry throughout South America.

     Customers. The Company supplied approximately 40% of the automotive steel wheels manufactured in South America in 1998. The Company's principal customers in South America include Ford, General Motors, DaimlerChrysler, Renault and Volkswagen.

     Manufacturing. The Company's Brazilian steel wheel manufacturing facility has its own research and development facility and its operations are being converted to state-of-the-art, automated production equipment.

     Competition. The Company's principal non-OEM competitor for the sale of passenger car and light truck steel wheels in South America is Meritor-Fumigali.

AUTOMOTIVE BRAKE COMPONENTS

     The Company manufactures automotive brake components consisting primarily of composite metal drums and full cast drums for drum-type brakes and cast iron rotors for disc brakes.

     Customers. In fiscal 1998, the Company's OEM customers for its automotive brake components were DaimlerChrysler, Ford and Nissan. In addition, the Company sold automotive brake components, on a Tier 2 basis, to Continental Teves, Lucas Varity and Delphi Automotive.

     Manufacturing. The Company currently has two manufacturing facilities in North America which produce brake components. These facilities are located in Homer, Michigan and Monterrey, Mexico (which facility is operated by a joint venture of which the Company owns 75%).

     The Company's brake components are considered to be among the highest quality components in the industry with parts per million quality statistics significantly better than industry averages. The Company continues to use its technological superiority to develop innovative new component designs addressing weight and warranty issues.

     Competition. The principal non-OEM competitors of the Company for the sale of automotive brake components include Lucas Varity, Bosch, American Axle and Aisin Seiki. The Company believes that Lucas Varity and Bosch supply brake drums and rotors as well as anti-lock brake systems, while American Axle and Aisin Seiki are suppliers of brake rotors and drums. Delphi Automotive is also a significant manufacturer of automotive brake components, installed primarily on General Motors' vehicles.

COMMERCIAL HIGHWAY PRODUCTS

     The Company's commercial highway vehicle wheels and brakes are produced and sold in North America, Europe, South America and Asia.

North America

     The Company manufactures disc wheels and demountable rims for commercial highway vehicles. The Company also manufactures two-piece, take-apart wheels for certain special applications, the most significant of which is for the High Mobility Multiple Purpose Wheeled Vehicle (the "Hummer") produced by AM General Corporation. The Company manufactures brake components for commercial highway vehicles consisting of conventional cast iron brake drums and Centrifuse(R) brake drums. These different types of brake drums can also be assembled together with iron or aluminum hubs and sold as a unit. The Centrifuse(R) drums are manufactured using a proprietary process to fuse iron to a steel jacket to combine the advantages of iron and steel to produce a lighter and stronger brake drum. The Company has achieved a significant market share for this product which is supplied to OEMs almost exclusively as a result of fleet specifications.

     Approximately 500,000 commercial highway trucks and trailers were sold in North America in 1998. Of this market, the Company supplied approximately 22% of the wheels and 29% of the hubs and drums sold in North America.

     Customers. The Company's largest customers for commercial highway wheels and rims include Trailmobile, Strick and Great Dane Trailers, while its largest customers for commercial highway brake components include Freightliner Corporation, PACCAR and Volvo of North America. Sales to OEMs and original equipment servicers (OES), and warehouse distributors and others constituted approximately 67% and 33%, respectively, of the Company's commercial highway net sales for fiscal 1998.

     Manufacturing. The Company has three manufacturing facilities which produce components for the commercial highway market. These facilities are located in Akron, Ohio (wheels and rims), Berea, Kentucky (brake components) and Mexico City, Mexico (cast spoke wheels, rims and brake components).

     Competition. The Company competes for sales of commercial highway wheels, rims and brake components on the basis of cost, delivery, quality and service. The Company spends a considerable amount of effort obtaining fleet specifications where purchasers of commercial highway vehicles specify to the OEMs the components to be used. The principal competitors of the Company for the sale of commercial highway wheels and rims include Accuride and Alcoa. The Company believes that Accuride predominantly supplies steel wheels, but also supplies aluminum wheels, while Alcoa supplies aluminum wheels. The principal competitors of the Company for the sale of commercial highway hubs and drums are Gunite, Webb and Meritor.

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

     Customers. The Company supplied approximately 26% of the heavy truck steel wheels sold in Western Europe in 1998. The Company's principal customers for steel wheels for commercial highway vehicles include DaimlerChrysler, Renault, Volvo, Leyland/DAF, PACCAR and Iveco.

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

South America and Asia

     The Company manufactures steel truck and trailer wheels for sale to OEMs of commercial highway vehicles in South America at its Sao Paulo, Brazil facility and in Asia at its Pune, India facility.

     Customers. The Company supplied approximately 50% of the heavy truck steel wheels sold in South America in 1998. The Company's principal customers for steel wheels for commercial highway vehicles in South America include Ford, DaimlerChrysler, Volvo, Volkswagen and Roudon. The Company supplied approximately 20% of the heavy truck steel wheels sold in India in 1998. The Company's largest customers for steel wheels for commercial highway vehicles in India include Bharat Forge, Telco and Volvo (India).

     Manufacturing. At the Sao Paulo and Pune facilities, the Company produces a variety of tubeless and tube-type wheels for commercial highway vehicles. Both the Sao Paulo and Pune facilities have total annual capacity for these products of approximately 1.0 million wheels.

     Competition. The Company's principal competitor for the sale of commercial highway wheels in South America is FNV and the Company's principal competitor for the sale of commercial highway wheels in India is Wheels of India.

OTHER PRODUCTS

     The Company has two non-wheel aluminum casting operations, collectively called Metaalgieterij Giesen B.V. ("MGG"). MGG is comprised of two facilities which utilize sand-cast, low pressure and high-pressure aluminum casting processes. The sand casting process uses specially designed patterns to create sand molds into which molten aluminum is poured. Sand casting allows MGG to produce complicated pieces in small quantities. The complexity and low volume makes it too costly to manufacture these items using permanent mold casting, such as is used to produce cast aluminum wheels. MGG manufactures a variety of products, including heat exchangers used in gas-fired boilers, intake manifolds and aluminum housings for automotive and heavy truck applications, and a variety of aluminum products for the general machinery and electronics industries. From these facilities the Company supplies approximately 50% of the cast aluminum heat exchangers for use in gas-fired boilers for the commercial and residential markets in Europe. The Company expects this market to nearly double over the next five years.

     In North America, the Company's aftermarket division sells passenger car, light truck and trailer wheels and other automotive products, such as brake controllers. The Company maintains warehouses in Dallas, Texas and Howell, Michigan for this purpose. In the aftermarket, the Company competes with a multitude of manufacturers depending upon the product and market.

     The Company also operates four tire and wheel assembly operations in Europe; these facilities are located in Brussels, Belgium; Konigswinter and Bremen, Germany; and Ostrava, Czech Republic. From these facilities, the Company supplies balanced tire and wheel assemblies to customers on a just-in-time basis. The Company believes that this is a potential growth market as OEMs continue to out-source non-strategic processes.

INVESTMENTS

     As of January 31, 1999, the Company had additional interests, to the extent described below, in the following businesses located throughout the world:

          (i) a 49% interest in Hayes Wheels de Venezuela, C.A., a steel wheel manufacturer in Venezuela;

          (ii) a 40% interest in Hayes Wheels de Mexico, S.A. de C.V., an aluminum and steel wheel manufacturer in Mexico;

          (iii) a 49% interest in Continental Lemmerz (Portugal) -- Componente para Automoveis, Lda., a value-added assembler of passenger car and light truck wheels and tires in Portugal;

          (iv) a 49% in Hayes Wheels do Brasil, Ltda., a cast aluminum wheel manufacturer in Brazil;

          (v) a 25% interest in Reynolds-Lemmerz Industries, a cast aluminum wheel manufacturer in Canada;

          (vi) a 25% interest in Jantas Jant Sanayi ve Ticaret A.S., a truck wheel manufacturer in Turkey; and

          (vii) a 25% interest in Siam Lemmerz Co., Ltd., an aluminum wheel manufacturer in Thailand.

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

EMPLOYEES

     At April 30, 1999, approximately 12% of the Company's employees in the United States were represented by the UAW or USW. Collective bargaining agreements with the UAW or USW affecting these employees expire at various times through 2002 and 2003. As is common in many European jurisdictions, substantially all of the Company's employees in Europe are covered by country-wide collective bargaining agreements. These agreements expire at various times through 1999. Additional agreements are often made with the facility Works Council on an individual basis covering miscellaneous topics of local concern. There are no company-wide or industry-wide bargaining units in the United States. The Company considers its employee relations to be satisfactory. See "-- Properties" for a listing of employees by location.

CMI ACQUISITION

     The Company acquired CMI on February 3, 1999 for $605 million in cash, of which approximately $129 million was used to repay CMI's indebtedness existing at the time of the acquisition and the balance of which was paid to the then existing shareholders of CMI. The cash portion of the consideration, the refinancing of existing CMI debt and the fees and expenses of the acquisition of CMI were financed with the proceeds of the Company's senior secured credit facilities and the issuance of $250 million of senior subordinated notes in December 1998.

     The Company believes that CMI is the premier independent full service supplier of cast aluminum, iron and advanced polymer components to the automotive industry. CMI and its joint ventures operate a total of 16 facilities, which are located primarily in the midwestern United States, with other locations in Mexico and Norway. CMI directly operates eight manufacturing facilities, including two aluminum foundries, one ductile iron foundry, one polymer facility, one facility that has both aluminum casting and injection molding polymer capabilities and three dedicated machining and assembly centers. CMI also operates a world-class technical and research and development center which provides design, engineering, sales and marketing support services to all of CMI's facilities and joint ventures. For the fiscal year ended May 31, 1998, CMI had total sales of $573.9 million and net income of $22.4 million.

     CMI focuses its design, manufacturing and finishing competencies on a select group of products, including: (i) wheel end attachments and assemblies such as steering knuckles, spindles, hub carriers and suspension arms; (ii) undercarriage components such as structural cross members, subframes, engine cradles and axle assemblies; and (iii) powertrain and engine components such as intake manifolds, exhaust manifolds, cylinder heads and engine blocks. CMI's principal customers are OEMs of passenger cars and light trucks, including Ford, DaimlerChrysler and General Motors, which accounted for approximately 38%, 24% and 12% of net sales, respectively, for the fiscal year ended May 31, 1998. In 1997, CMI supplied components for over 50 different passenger car and light truck platforms and its products were used in eight of the ten best-selling vehicles in North America.

     The Company believes that CMI is the largest independent supplier of wheel end attachments and assemblies to automotive OEMs. Within the industry, non-captive suppliers produce approximately 18.5 million wheel end attachments and assemblies each year, of which CMI supplies approximately 37% of this total. In the market for aluminum undercarriage components, CMI has a market-leading share of approximately 59% in this 1.2 million-unit market. As a supplier of powertrain and engine components, CMI also holds the number-one market share of approximately 25% among suppliers of this 18.6 million-unit market.

     CMI emphasizes technological innovation in its efforts to enhance quality, reduce costs and improve lead times. This enables CMI to manufacture high-precision, lightweight components that meet the high quality, low-cost requirements of its automotive customers. CMI's focus on quality is evidenced by the ISO 9001 and QS 9000 certification of each of CMI's eligible operating locations and is supported by CMI's total quality management system that emphasizes planning, control and continuous improvement processes.

     CMI's broad material offerings (aluminum, polymer and ductile iron) enable it to supply products in the material that best satisfies its customer's needs. CMI leverages its technical expertise to develop new material and process applications such as differential carriers, control arms, power steering pump housings, squeeze cast air conditioner scrolls and metal matrix composite brake rotors. As certain products move to new materials, CMI actively seeks new products to replace capacity previously dedicated to those parts.

Wheel End Attachments and Assemblies

     CMI produces aluminum and iron knuckles, spindles and spindle assemblies, iron hub carriers and axle flanges for the corner of the vehicle. CMI is the largest supplier of steering knuckles and spindles to Ford and a major supplier to Volvo and GM. Approximately 77%, 18% and 5% of North American wheel attachments are made from iron, aluminum and steel, respectively. As weight reduction initiatives continue and casting technologies improve, aluminum's market share is expected to grow to 27% by 2002. However, aluminum is not expected to replace iron completely due to strength requirements on certain vehicle platforms. As a result of its ability to produce both iron and aluminum components, the Company believes that CMI is well positioned to take advantage of the market trends for these components.

Undercarriage Components

     CMI manufactures structural aluminum subframes and crossmembers. CMI developed a one-piece cast aluminum crossmember for the 1995 Chrysler NS Minivan, the first high-volume application of such product. Approximately 5% of crossmembers and subframes for the North American market are currently produced from aluminum, of which 80% are cast. Competing metals and processes include stamped steel of approximately 92%, hydro-formed steel of approximately 2% and extruded aluminum of approximately 1%. Aluminum's market share of this segment is expected to grow to approximately 10% by 2002 primarily due to desired weight reductions and ride characteristics. The Company believes that CMI is well positioned to benefit from this expected increased penetration of aluminum.

Powertrain Components

     CMI manufactures a variety of powertrain components, including aluminum and polymer intake manifolds, aluminum cylinder heads, engine blocks and ductile iron exhaust manifolds. CMI produces 25% of the total intake manifolds and 30% of the total exhaust manifolds used in North America. Approximately two-thirds of the intake manifolds produced in North America are made from aluminum, with the remainder from polymers. Nearly half of all intake manifolds are expected to be made of polymers by 2000. Given CMI's ability to manufacture both aluminum and polymer components, the Company believes that CMI will remain a leading supplier of these products.

     Welded technologies are used to produce less complex polymer manifolds utilizing multiple pieces. CMI, which has specialized in complex design manifolds, is the largest lost core producer worldwide. More recently, CMI has developed technologies that the Company believes that will ensure CMI's position in the overall manifold market. While CMI currently manufactures a limited number of welded components, CMI is actively developing proprietary processes that management believes is superior to other current welding technologies. The Company believes that this will enable CMI to capture future growth in this market segment.

Joint Ventures

     CMI operates two joint ventures with Alcoa, which joint ventures operate a total of three aluminum foundries (two in the United States and one in Norway) and produce aluminum products in all of CMI's product lines. CMI also operates a joint venture with Digitron, Inc., which joint venture operates a machining facility in the United States.

Strategic Considerations

     As automotive suppliers continue to consolidate worldwide, the Company intends to strengthen and expand its leadership position to meet the global sourcing, quality and engineering requirements of its customers. The acquisition of CMI is expected to create significant growth opportunities for the Company, resulting from the following:

     - the combination of the Company's wheel and brake products with CMI's suspension and structural components, leading to the development of a suspension module for automotive applications. In the module concept, vehicles will be designed and built in modules, which will then be assembled into the entire vehicle. The suspension module consists of the wheels, mechanical brake components and various suspension, wheel-end and structural components;

     - the expansion of the market the Company serves from the $6 billion wheel market to the $50 billion market for suspension components and assemblies;

     - the strengthening of the Company's position with key automotive customers in a rapidly consolidating market;

     - the utilization of the Company's global presence to expand CMI's sales outside of North America;

     - the ability to share innovative products and processes across passenger cars, light trucks and commercial highway vehicles worldwide; and

     - the exploitation of growth opportunities in the rapidly expanding market for aluminum and lightweight materials.

     In addition to these strategic benefits, the Company believes that the CMI Acquisition will ultimately result in annual cost savings of at least $42 million, primarily as a result of synergies, including the consolidation of selling, general, administrative and engineering facilities, improvement of manufacturing productivity, combination of purchasing power and an increase in sales by combining the marketing efforts of the two companies.

ITEM 2. PROPERTIES

     The Company operates twelve major manufacturing facilities in North America, and has its headquarters in Romulus, Michigan. Total North American manufacturing space is approximately 3.1 million square feet. Within Europe, the Company operates nine manufacturing facilities with approximately 5.4 million square feet in the aggregate. In South America, Asia and South Africa, the Company operates four manufacturing facilities with approximately 1.4 million square feet in the aggregate. The Company believes that its plants are adequate and suitable for the manufacturing of products for the markets in which it sells. Moreover, the Company believes that it maintains adequate production capacity at its manufacturing facilities to meet current demand for all of its products. To meet projected demand for fabricated aluminum wheels and FFC(R) wheels in North America and Europe, the Company expects to continue upgrading and expanding its current manufacturing facilities. All of the Company's worldwide facilities are either QS 9000 or ISO 9001 registered.

     The Company's manufacturing and research facilities are as follows:

                                                                                     OWNED OR
        LOCATION          EMPLOYEES                       USE                         LEASED
        --------          ---------                       ---                        --------
Romulus, MI.............      240     Headquarters and R&D                            Leased
Howell, MI..............      320     Cast Aluminum Wheels                             Owned
Gainesville, GA.........      360     Cast Aluminum Wheels                             Owned
Huntington, IN..........      420     Cast Aluminum Wheels                             Owned
La Mirada, CA...........      480     Cast Aluminum Wheels                            Leased
Somerset, KY............      360     Cast Aluminum Wheels                             Owned
Sedalia, MO.............      740     Fabricated Wheels                                Owned
Bowling Green, KY.......      300     Fabricated Wheels                               Leased
Homer, MI...............      300     Automotive Brake Components                      Owned
Monterrey, Mexico.......      160     Automotive Brake Components                     Leased
Akron, OH...............      210     Commercial Highway Wheels                        Owned
Berea, KY...............      220     Commercial Highway Brake Components              Owned
Mexico City, Mexico.....      655     Commercial Highway Wheels and Brake              Owned
                                        Components
Barcelona, Spain........      160     Cast Aluminum Wheels                             Owned
Dello, Italy............      340     Cast Aluminum Wheels and R&D                     Owned
Campiglione Fenile,
  Italy.................      140     Cast Aluminum Wheels                            Leased
Johannesburg, South
  Africa................      460     Cast Aluminum Wheels                             Owned

                                                                                     OWNED OR
        LOCATION          EMPLOYEES                       USE                         LEASED
        --------          ---------                       ---                        --------
Sao Paulo, Brazil (2
  facilities)...........    1,150     Fabricated, Cast Aluminum and Commercial         Owned
                                        Highway Wheels
Ostrava, Czech
  Republic..............      480     Fabricated Wheels and Tire and Wheel             Owned
                                      Assembly
Konigswinter, Germany...    1,250     Fabricated Wheels (Automotive and Commercial     Owned
                                        Highway), Tire and Wheel Assembly and R&D
Manresa, Spain..........      365     Fabricated Wheels                                Owned
Manisa, Turkey..........      120     Fabricated Wheels                                Owned
Pune, India.............      240     Commercial Highway Wheels                       Leased
Hoboken, Belgium........      640     Cast Aluminum Wheels, Non-Wheel Castings and     Owned
                                        R&D
Tegelen, Netherlands....      420     Non-Wheel Castings and R&D                       Owned
Brussels, Belgium.......       30     Tire and Wheel Assembly                          Owned
Bremen, Germany.........       10     Tire and Wheel Assembly                          Owned

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is a party to litigation involving its operations and products, which may include allegations as to manufacturing quality, design and safety. Except as described below, management believes that the outcome of this litigation will not have a material adverse effect on the consolidated operations or financial condition of the Company.

     The Company is a party to a patent infringement action, Lacks Incorporated
v. Hayes Wheels International, Inc., et al. brought in March 1997 in the U.S. District Court for the Eastern District of Michigan, regarding certain proprietary processes which it uses and upon which it has patents. Although the Company denies all substantive allegations made by the plaintiff in this lawsuit and is vigorously defending this case, in the event that this lawsuit is determined adversely to the Company and the Company is unable to collect upon the indemnification rights which it has against a co-defendant in this lawsuit, this lawsuit could have a material adverse effect on the consolidated operations and financial condition of the Company.

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

     As a result of activities which took place at the Company's Howell, Michigan facility prior to its acquisition by the Company, the State of Michigan is performing, under CERCLA, a remedial investigation/ feasibility study of PCB contamination at such facility, and in the adjacent South Branch of the Shiawasee River. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. ("Cast Forge") (the previous owner of this property) and the State of Michigan, any additional PCB cleanup which may be required is the financial responsibility of the State of Michigan, and not of Cast Forge or its successors or assigns (including the Company). The federal Environmental Protection Agency (the "EPA") has concurred in the consent judgment.

     The Company has entered into settlements with various government agencies and the other parties identified by the applicable agency as "potentially responsible parties" to resolve its liability with respect to the remaining two
(2) Sites. The Company's potential liability at each of these Sites is not currently anticipated to be material.

     The Company also has potential environmental liability at two state-listed sites in Michigan. Of these, one is covered under the indemnification agreement with Goodyear described above. The Company is presently working with the Michigan Department of Environmental Quality to resolve its liability with respect to the remaining state-listed site, for which no significant costs are anticipated.

     In addition to the Sites and the state-listed sites, the Company has potential environmental liability at five (5) Superfund sites arising out of businesses presently operated by Kelsey-Hayes (now owned by LucasVarity). Kelsey-Hayes has assumed and agreed to indemnify the Company with respect to any liabilities associated with these sites. Kelsey-Hayes has acknowledged this responsibility and is presently representing the interests of the Company with respect to these sites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company had 30,324,235 shares of Common Stock outstanding and 110 record holders as of April 28, 1999. The Company's shares are traded on The New York Stock Exchange ("NYSE") under the symbol "HAZ". Set forth below are the high and low sales prices for the Company's Common Stock as reported on the NYSE (and prior to December 18, 1997, the Nasdaq National Market System) for each quarterly period during the last two fiscal years.

                                                               HIGH     LOW
                                                               ----     ---
FISCAL YEAR ENDED JANUARY 31, 1999
  Quarter ended January 31, 1999............................  34.875   26.750
  Quarter ended October 31, 1998............................  36.438   23.500
  Quarter ended July 31, 1998...............................  41.063   36.250
  Quarter ended April 30, 1998..............................  39.125   24.750
FISCAL YEAR ENDED JANUARY 31, 1998
  Quarter ended January 31, 1998............................  33.750   23.750
  Quarter ended October 31, 1997............................  37.750   30.500
  Quarter ended July 31, 1997...............................  32.000   21.000
  Quarter ended April 30, 1997..............................  24.500   18.750

     Since the Motor Wheel Transactions and the Recapitalization, the Company has not paid dividends on its Common Stock and does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to the Company for the five fiscal years ended January 31, 1999. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page F-1.

                                             YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                             JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                1995          1996          1997          1998          1999
                                             -----------   -----------   -----------   -----------   -----------
                                                         (AMOUNTS IN MILLIONS, EXCEPT SHARE AMOUNTS)
Income Statement Data:
  Net sales................................    $ 537.6       $ 611.1      $  778.2      $1,269.8      $1,672.9
  Depreciation and amortization............       29.6          32.7          47.6          71.2          92.4
  Interest expense, net....................       13.4          15.0          48.5          90.4          94.9
  Earnings (loss) before extraordinary
     loss..................................       29.9          28.4         (65.5)         31.4          52.0
  Extraordinary loss.......................         --            --           7.4            --           8.3
                                               -------       -------      --------      --------      --------
  Net income (loss)........................    $  29.9       $  28.4      $  (72.9)     $   31.4      $   43.7
                                               =======       =======      ========      ========      ========
Balance Sheet Data:
  Total assets.............................    $ 589.6       $ 633.9      $1,183.1      $1,758.9      $2,110.9
  Long-term debt...........................      112.7         129.0         710.2         897.0         988.4
  Stockholders' equity (deficit)...........      216.4         245.4         (41.1)        161.5         220.9
Per Share Data:
  Earnings (loss) before extraordinary
     loss..................................    $  0.85       $  0.81      $  (2.36)     $   1.12      $   1.60
  Extraordinary loss, net of tax...........         --            --         (0.27)           --         (0.25)
                                               -------       -------      --------      --------      --------
  Earnings (loss) per share................    $  0.85       $  0.81      $  (2.63)     $   1.12      $   1.35
                                               =======       =======      ========      ========      ========
  Dividends declared per share.............    $  0.03       $  0.03      $  0.015            --            --
  Average shares outstanding (in
     thousands)............................     35,148        35,148        27,703        28,132        32,411

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

Fiscal 1998 Compared to Fiscal 1997

     The Company's net sales for fiscal 1998 were $1,672.9 million, an increase of 31.7% as compared to net sales for fiscal 1997. This increase was due to additional sales contributed by Lemmerz, which was acquired on June 30, 1997, sales contributed by the recent acquisitions of Alumitech, Borlem, MIN-CER, N.F. Die and Kalyani (the "1998 Acquisitions") and higher sales in the Company's European businesses and the automotive brake business in North America. These increases were realized despite the negative impacts of the GM strike in the Company's second quarter ended July 31, 1998 and the economic and market conditions in Brazil and India.

     The Company's gross profit for fiscal 1998 increased to $289.8 million or 17.3% of net sales as compared to $216.1 million or 17.0% of net sales for fiscal 1997. This increase in margin amount was achieved due to the increased revenues and improved productivity in most of the Company's businesses, despite the negative impacts of the GM strike and the economic and market conditions in Brazil and India.

     Marketing, general and administrative expenses were $71.0 million or 4.2% of net sales for fiscal 1998 as compared to $52.5 million or 4.1% of net sales for fiscal 1997. Marketing, general and administrative expenses remained equal with fiscal 1997 as a percent of sales, despite increased costs related to the recent acquisitions. The Company believes that these costs will improve as a percent of sales as expected savings are realized from the acquisition of Lemmerz and the 1998 Acquisitions.

     Engineering and product development costs were $20.2 million or 1.2% of net sales for fiscal 1998 as compared to $11.7 million or 0.9% of net sales for fiscal 1997. These increases were attributable to additional costs incurred as a result of the Lemmerz Acquisition and the 1998 Acquisitions and the negative impact of the GM strike. The Company believes that costs will increase, however engineering and product development costs as a percent of sales will improve as expected savings are realized as a result of these acquisitions.

     Amortization of intangibles increased by $3.9 million to $16.6 million for fiscal 1998. This increase is attributable to the increased goodwill recognized as a result of the Lemmerz Acquisition and the 1998 Acquisitions.

     Interest expense was $94.9 million for fiscal 1998, an increase of $4.5 million over fiscal 1997. This increase was due to increased debt incurred to finance the Lemmerz Acquisition and the 1998 Acquisitions. Such increases were offset by improved interest rates a result of the Company's reduction in its leverage ratio.

     The extraordinary loss for early extinguishment of debt represented the write-off of deferred financing costs as a result of refinancing of existing debt in the second quarter of fiscal 1998. As a result of strong cash flow and a significantly improved credit position, the Company was able to restructure its senior credit facility and fully repay its outstanding term debt.

Fiscal 1997 Compared to Fiscal 1996

     The Company's net sales for fiscal 1997 were $1,269.8 million, an increase of $491.6 million or 63.2% as compared to net sales for fiscal 1996. This increase was due to the additional sales contributed by Motor Wheel which was acquired effective July 2, 1996, the additional sales contributed by Lemmerz which was acquired effective June 30, 1997, increased volume in both the North American and European Aluminum Wheel groups and increased sales by the Commercial Highway business. This increase was partially offset by lower selling prices due to the pass through of lower raw material costs, the negative effects of strikes at General Motors and Chrysler Corporation and lower exchange rates in Europe.

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

CAPITAL RESOURCES AND LIQUIDITY

     The Company's operations provided $178.3 million in cash for fiscal 1998, an increase of $76.4 million over fiscal 1997. This increase was due primarily to increased operating income before noncash charges for depreciation, amortization and deferred taxes and more effective management of working capital.

     Capital expenditures for fiscal 1998 were $134.3 million. These expenditures were primarily for additional machinery and equipment to increase the production capacity at the Company's North American and European Aluminum Wheel facilities and to meet expected future customer requirements for fabricated aluminum and FFC(R) wheels. The Company anticipates that capital expenditures for fiscal 1999 will be approximately $200 million relating primarily to new vehicle platforms, cost reduction programs, and the funding of new programs associated with the recent acquisition of CMI.

     On February 3, 1999, the Company entered into a third amended and restated credit agreement (the "Third Amended and Restated Credit Agreement") with Canadian Imperial Bank of Commerce ("CIBC") and Merrill Lynch Capital Corporation ("Merrill Lynch"), as managing agents. Pursuant to the Third Amended and Restated Credit Agreement, a syndicate of lenders agreed to lend the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. Such term loan and revolving credit facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future domestic subsidiaries and 65% of the shares of certain of the Company's existing and future foreign subsidiaries.

     In anticipation of the acquisition of CMI, and as part of the financing thereof, the Company issued and sold $250 million in principal amount of 8 1/4% Senior Subordinated Notes due 2008 (the "8 1/4% Notes") in an offering under Rule 144A of the Securities Act which closed December 8, 1998. The 8 1/4% Notes are general unsecured obligation of the Company ranking pari passu with the Company's 11% Senior Subordinated Notes due 2006 in the original principal amount of $250 million (the "11% Notes") and the Company's 9 1/8% Senior Subordinated Notes due 2007 in the original principal amount of $400 million (the "9 1/8% Notes").

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

     At January 31, 1999, the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending January 31, 2000.

     The Company's liquidity needs arise primarily from principal and interest payments under the outstanding indebtedness, and from the funding of capital expenditures. Principal and interest payments under the Third Amended Credit Agreement and interest payments on the 11% Notes, the 9 1/8% Notes and the 8 1/4% Notes will represent significant liquidity requirements for the Company. The loans under the Third Amended Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company.

     The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the 11% Notes, the 9 1/8% Notes and the 8 1/4% Notes and to repay, extend or refinance the Third Amended Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

MARKET RISKS

     In the normal course of business the Company is exposed to market risks arising from changes in foreign exchange rates, interest rates and raw material prices. The Company selectively uses derivative financial instruments to manage these risks, and does not enter into any derivative financial instruments for trading purposes.

Foreign Exchange

     The Company has global operations and thus makes investments and enters into transactions in various foreign currencies. In order to minimize the risks associated with global diversification, the Company first seeks to internally net foreign exchange exposures, and uses derivative financial instruments to hedge any remaining net exposure. The Company uses forward foreign currency exchange contracts on a limited basis to reduce the earnings and cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled. In addition, the Company has entered into two cross currency interest rate swaps to hedge a portion of its investment in Germany. The currency effects of these swaps are reflected in the cumulative translation adjustments component of other accumulated comprehensive income, where they offset the gain or loss associated with the investment in Germany.

     The Company periodically analyzes the impact of foreign exchange fluctuations on earnings and determined that, at January 31, 1999, the effect of a 10% movement in foreign exchange rates would not have a material effect on earnings.

Interest Rates

     The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt, and certain specific interest rate cap agreements. However, at January 31, 1999, the majority of the Company's variable rate debt has been repaid in contemplation of the CMI Acquisition and related financing. Therefore, the effect of a 10% increase or decrease in the cost of funds would not have a material effect on earnings.

Commodities

     The Company relies upon the supply of certain raw materials in it's production process and has entered into firm purchase commitments for aluminum and steel. The Company manages the exposures associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company uses forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding.

OTHER MATTERS

     The Company does not believe that sales of its products are materially affected by inflation, although there can be no assurance that such an effect will not occur in the future. In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. In the United States, the Company adjusts the sales prices of its aluminum wheels every three months, if necessary, to reflect fully any increase or decrease in the price of aluminum. As a result, the Company's net sales of aluminum wheels are adjusted, although gross profit per wheel is not materially affected. Aluminum prices steadily declined during fiscal 1998. From time to time, the Company enters into futures contracts or purchase commitments solely to hedge against possible aluminum price changes that may occur between the dates of aluminum wheel price adjustments. Pricing and purchasing practices are similar in Europe, but opportunities to recover increased material costs from customers are more limited than in the United States. These arrangements typically related on average up to 50% of the Company's production needs for the next three to six months.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activities." SOP 98-5 is effective January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. Adoption of this standard will not have a material impact on the Company's results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company anticipates adopting this standard in its fiscal year 2000 and does not anticipate a material impact on the Company's financial position or results of operations when adopted.

EURO CONVERSION

     On January 1, 1999, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro," which became the legal currency on that date. The participating countries' former national currencies continue to exist as denominations of the Euro until January 1, 2002. The Company has established a steering committee that is monitoring the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions. While the Company is still in various stages of assessments and implementation, the Company does not expect the conversion to the Euro to have a material affect on its financial condition or results of operations.

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

     The Company primarily relies on packaged software applications which are year 2000 compliant. The Company has substantially completed the testing of these applications and has confirmed their year 2000 compliance. The Company is also testing all internally developed IT software for year 2000 compliance. This process will be completed by the end of the second quarter of fiscal 1999.

     The Company continues to assess all critical non-IT systems for year 2000 compliance. Non-IT systems include, among other things, manufacturing equipment, telephone systems and heating and cooling systems. An inventory of all critical non-IT systems and manufacturers to determine year 2000 compliance has been prepared. This process was completed during the first quarter of fiscal 1998.

     As of January 31, 1999, the costs incurred directly related to becoming year 2000 compliant were approximately $3.0 million and the costs which are expected to be incurred subsequent to January 31, 1999 are approximately $2.0 million. The year 2000 remediation effort has not postponed any IT projects, the delay of which would have a material adverse effect on the business, financial condition or results of operations.

     The Company is not entirely year 2000 compliant at this time, but has targeted the end of the third quarter of fiscal 1999 to have all critical business and production processes ready. Although the Company is striving to be completely year 2000 compliant, year 2000 issues may still negatively affect the Company. Based on progress to date, the management believes that such impact, if any, will not have a material adverse impact on the business, financial condition or results of operations. The Company cannot guarantee that this will be so.

     Although the Company has contacted critical suppliers, customers and key service providers to determine their level of year 2000 compliance, as a lack of year 2000 readiness at these companies could adversely impact the Company's operations. The Company has developed a program for monitoring year 2000 risk in its supply chain and has mailed "Supplier Year 2000 Self-Assessment" questionnaires to critical suppliers and key service providers. The full extent of any such adverse impact (if any) is impossible to determine. The Company is attempting to mitigate any possible adverse impact by identifying alternate suppliers where possible. The Company may also increase its inventory of crucial materials in anticipation of possible disruptions.

     The Company has developed contingency plans for all critical business and production processes which the Company believes will help to minimize its year 2000 risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The response to this Item is set forth above in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Market Risk."

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted in the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information responsive to this Item regarding the directors of the Company is contained in the Company's definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held on June 17, 1999 (the "Proxy Statement"), under the captions "Proposals -- Election of Directors" and "Board of Directors -- Directors Continuing in Office," which information is incorporated herein by reference.

     The following table sets out the names and ages of each of the executive officers of the Company, their present positions, the date on which they were appointed to such positions and their business experience during the past five years. All positions shown are with the Company or its subsidiaries unless otherwise indicated. All executive officers are elected by the Board of Directors of the Company and serve at its pleasure. There are no family relationships among any of the executive officers and there is no arrangement or understanding between any of the executive officers and any other person pursuant to which he was selected as an officer.

                                                         DATE OF
         NAME                    TITLE          AGE    APPOINTMENT                EXPERIENCE
         ----                    -----          ---    -----------                ----------
Ranko "Ron" Cucuz......  Chief Executive        55    October 1992   Chairman of the Board of Directors
                           Officer                                   of the Company since July, 1996;
                                                                       Director of the Company since
                                                                       October 1992.
Giancarlo Dallera......  Vice President --      52    October 1992   Chief Executive Officer and Chairman
                           President, European                       of the Board of Hayes Lemmerz,
                           Aluminum Wheels                             S.p.A., Hayes Lemmerz Barcelona
                                                                       S.A. and Hayes Lemmerz Belgie N.V.
                                                                       since June 1997; Managing
                                                                       Director, Director and General
                                                                       Manager of Hayes Lemmerz, S.p.A.,
                                                                       since April 1990, 1985 and 1981,
                                                                       respectively. Managing Director of
                                                                       Hayes Lemmerz Barcelona, S.A.,
                                                                       since October 1992.
Mish Jaksic............  Vice President --      40    February 1999  President of the Company's
                           President,                                Automotive Brakes business unit from
                           Suspension                                  August 1997 to January 1999;
                           Components                                  Director of Engineering and
                                                                       Marketing, Automotive Brakes
                                                                       business unit from July 1996 to
                                                                       August 1997; Director of
                                                                       Engineering, North American
                                                                       Fabricated Wheels business unit
                                                                       from January 1994 to July 1996.

                                                         DATE OF
         NAME                    TITLE          AGE    APPOINTMENT                EXPERIENCE
         ----                    -----          ---    -----------                ----------
Klaus Junger...........  Vice President --      43    June 1997      Executive Vice President Finance of
                           President, European                         Lemmerz, June 1993 to June 1997;
                           Fabricated Wheels                           Managing Director of Hayes Lemmerz
                                                                       Holding GmbH since June 1997 and
                                                                       of Hayes Lemmerz Werke KGaA from
                                                                       May 1995 to June 1997.
Larry Karenko..........  Vice President --      48    February 1999  Vice President -- Human Resources of
                           Human Resources and                         the Company from October 1994 to
                           Administration                              January 1999; Group Human
                                                                       Resources Manager, Chassis
                                                                       Products Operation for Federal
                                                                       Mogul Corporation, August 1993 to
                                                                       October 1994.
Ronald L. Kolakowski...  Vice President --      52    February 1999  President of the Company's North
                           President, North                            American Aluminum Wheels business
                           American Wheel                              unit from November 1995 to January
                           Group                                       1999; Plant Manager, Sedalia
                                                                       Plant, June 1993 to October 1995.
William S. Linski......  Vice President --      52    November 1993  Chairman, Supervisory Board of
                           President, North                            Autokola since October 1993. Vice
                           American Fabricated                         President,
                           Wheels                                      Operations -- Fabricated Wheels,
                                                                       October 1992 to October 1993.
Michael C. McGrath.....  Vice President --      53    February 1994  Vice President and General Manager,
                           President,                                  Kelsey-Hayes Parts Division,
                           Commercial Highway                          February 1990 to January 1994.
                           and Aftermarket
                           Services Division
Gary Ruff..............  Vice President --      47    February 1999  Executive Vice President, Chief
                           President, North                            Technical Officer and Director of
                           American Aluminum                           CMI International, Inc., February
                           Wheels                                      1994 to January 1999.
John Salvette..........  Vice President --      44    February 1999  Vice President -- Finance, Hayes
                           Finance, Cast                               European Operations, July 1997 to
                           Components Group                            January 1999; Treasurer, February
                                                                       1995 to June 1997; Director of
                                                                       Investor Relations and Business
                                                                       Planning, May 1993 to January
                                                                       1995.
Daniel M. Sandberg.....  Vice President --      39    February 1999  Vice President -- International
                           President,                                  Operations of the Company from
                           Automotive Brake                            January 1997 to January 1999; Vice
                           Systems and                                 President -- General Counsel of
                           Secretary                                   the Company from March 1994 to
                                                                       January 1999; Director of Autokola
                                                                       since December 1996; Director of
                                                                       Hayes Lemmerz, S.p.A. since
                                                                       September 1994.
William D. Shovers.....  Vice President --      45    February 1993  Director of Autokola since October
                           Finance; Chief                            1993. Director of Hayes Lemmerz,
                           Financial Officer                           S.p.A. since February 1993.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this Item is contained in the Proxy Statement under the captions "Board of Directors -- Director Compensation" and "Appendix
C -- Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item is contained in the Proxy Statement under the caption "Appendix B -- Stockholdings," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Certain additional information regarding this Item is contained in the Proxy Statement under the caption "Appendix C -- Executive
Compensation -- Certain Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following documents are filed as part of this report:

(a) 1. Financial Statements

       The following financial statements of the Registrant are filed herewith as part of this report:

       (1) Independent Auditors' Report
       (2) Consolidated Statements of Operations for the years ended January 31, 1999, 1998 and 1997
       (3) Consolidated Balance Sheets at January 31, 1999 and 1998
       (4) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended January 31, 1999, 1998 and 1997
       (5) Consolidated Statements of Cash Flows for the years ended January 31, 1999, 1998 and 1997
       (6) Notes to Consolidated Financial Statements

     2. Financial Statement Schedules for fiscal 1998, 1997 and 1996

     Schedule II Valuation and Qualifying Accounts. All other schedules are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

     3. Exhibits

(E)   2.1     Agreement and Plan of Merger, dated as of March 28, 1996,
              between the Company and MWC Holdings, Inc. ("Holdings").
(H)   2.2     Purchase Agreement, dated as of June 6, 1997, among the
              Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and
              the shareholders of Lemmerz Holding GmbH

(M)   2.3     Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL -- CMI Holding Co., CMI International, Inc.
              and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust
              Agreement dated December 2, 1981, as amended and restated.
(F)   3.1     Restated Certificate of Incorporation of the Company and
              Certificate of Correction thereof.
(F)   3.2     Amended and Restated By-Laws of the Company.
(F)   3.3     Certificate of Merger of Holdings into the Company, filed
              with the Secretary of State of Delaware on July 2, 1996.
(K)   3.4     Certificate of Amendment to Restated Certificate of
              Incorporation of the Company.
(A)   4.1     Reference is made to Exhibits 3.1 and 3.2.
(B)   4.2     Indenture, dated as of November 15, 1992, between the
              Company and Manufacturers and Traders Trust Company, as
              Trustee ($100,000,000 principal amount of 9 1/4% Senior
              Notes due 2002), including all exhibits thereto.
(B)   4.3     Form of Senior Note issued pursuant to the Indenture filed as Exhibit 4.2 hereto.
(F)   4.4     First Supplemental Indenture, dated as of June 20, 1996, to the Indenture filed as Exhibit 4.2.
(F)   4.5     Second Supplemental Indenture, dated as of June 26, 1996, to the Indenture filed as Exhibit 4.2.
(E)   4.6     Form of Subscription Agreement between the Company and the
              New Investors.
(I)   4.7     Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of
              New York as Trustee.
(J)   4.8     Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy
              Securities Corp., Merrill Lynch Pierce Fenner & Smith
              Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co.
              Inc. and Salomon Brothers Inc.
(J)   4.9     Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of
              New York as Trustee.
(J)   4.10    Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy
              Securities Corp. and Merrill Lynch Pierce Fenner & Smith
              Incorporated.
(N)   4.11    Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as
              Guarantors, and The Bank of New York, a New York banking
              corporation, as Trustee.
(N)   4.12    Registration Rights Agreement, dated as of December 14,
              1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp.,
              Credit Suisse First Boston Corporation, Merrill Lynch,
              Pierce, Fenner & Smith Incorporated, as the Initial
              Purchasers.
(A)  10.2     Tax Sharing Agreement among the Company, Kelsey-Hayes
              Company and K-H.
(B)  10.3     Conveyance and Transfer Agreement, dated as of December 15,
              1992, between the Company and Kelsey-Hayes Company.
(A)  10.5     Michigan Workers' Compensation Claims Payment Guarantee
              between the Company and Kelsey-Hayes Company.
(A)  10.6*    1992 Incentive Stock Option Plan.
(A)  10.7*    Long-Term Savings Plan.
(A)  10.8     Non-competition Agreement between the Company and Varity
              Corporation.
(A)  10.9*    Employment Agreement, dated February 1, 1993, between Hayes
              Wheels, S.p.A. and Giancarlo Dallera.
(C)  10.13    Project Funds Agreement, dated November 12, 1993, between
              Hayes Wheels Autokola NH, a.s. ("Autokola"), the Company and
              International Finance Corporation ("IFC").
(C)  10.14    Fee Clawback Agreement, dated November 12, 1993, between
              Autokola, the Company and IFC.

(C)            10.15  Subordination Agreement, dated November 12, 1993, between Autokola, Nova Hut a.s., the Company and
                      IFC.
(C)            10.16  Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(A)           10.17*  Employee Benefits Agreement.
(D)           10.18*  Severance Agreements, each dated November 6, 1995, between the Company and its officers and certain employees.
(F)            10.22  Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit B to the Stockholders' Agreement filed as Exhibit 2.2).
(G)           10.23*  First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and
                      Giancarlo Dallera.
(H)            10.24  Consulting Agreement, dated as of June 6, 1997, between the Company and H.K.L., L.L.C.
(H)            10.25  Consulting Agreement, dated as of June 6, 1997, between the Company and Horst Kukwa-Lemmerz
(I)            10.26  Amended and Restated Stockholders' Agreement, dated as of June 30, 1997, among the Company, Joseph
                      Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C.,
                      Nomura Holding America, Inc. and TSG Capital Fund II, L.P. and the shareholders of Lemmerz Holding
                      GmbH.
(L)           10.28*  Managing Director's Service Agreement, dated September 25, 1997, between Hayes Lemmerz Holding GmbH and Klaus Junger.
(N)            10.29  Third Amended and Restated Credit Agreement, dated as of February 3, 1999, among the Company, as
                      Borrower, the several banks and other financial institutions from time to time Parties thereto, as
                      Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit
                      Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as
                      Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing
                      Administrator.
(O)            12     Computation of Ratios.
(O)            21.1   Subsidiaries of the Company.
(O)            23     Consent of KPMG LLP.
(O)            24     Powers of Attorney.
(O)            27     Financial Data Schedule.

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

(I) Incorporated by reference from the Company's Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(J) Incorporated by reference from the Company's Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(K) Incorporated by reference from the Company's Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(L) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998, filed with the SEC.

(M) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(N) Incorporated by reference from the Company's Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(O) Filed herewith.

*     Denotes a compensatory plan, contract or arrangement.

     The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

(b) Reports on Form 8-K

     During the fiscal quarter ended January 31, 1999, the Company filed Current Reports on Form 8-K with the SEC on November 19, 1998 and December 7, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1999.

                                          HAYES LEMMERZ INTERNATIONAL, INC.

                                          By: /s/ WILLIAM D. SHOVERS

                                            ------------------------------------
                                            William D. Shovers
                                            Vice President--Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                SIGNATURE                                       TITLE                            DATE
                ---------                                       -----                            ----
/s/ RANKO CUCUZ                                  Chairman of the Board of Directors;        April 30, 1999
------------------------------------------       Chief Executive Officer;
Ranko Cucuz                                      Director

/s/ WILLIAM D. SHOVERS                           Vice President--Finance and Chief          April 30, 1999
------------------------------------------       Financial Officer
William D. Shovers

/s/ D. N. VERMILYA                               Corporate Controller and Chief             April 30, 1999
------------------------------------------       Accounting Officer
D. N. Vermilya

/s/ CLEVELAND A. CHRISTOPHE*                     Director                                   April 30, 1999
------------------------------------------
Cleveland A. Christophe

/s/ ANTHONY GRILLO*                              Director                                   April 30, 1999
------------------------------------------
Anthony Grillo

/s/ ANDREW R. HEYER*                             Director                                   April 30, 1999
------------------------------------------
Andrew R. Heyer

/s/ HORST KUKWA-LEMMERZ*                         Director                                   April 30, 1999
------------------------------------------
Horst Kukwa-Lemmerz

/s/ PAUL S. LEVY*                                Director                                   April 30, 1999
------------------------------------------
Paul S. Levy

/s/ JEFFREY LIGHTCAP*                            Director                                   April 30, 1999
------------------------------------------
Jeffrey Lightcap

/s/ WEINARD MEILICKE*                            Director                                   April 30, 1999
------------------------------------------
Weinard Meilicke

/s/ JOHN S. RODEWIG*                             Director                                   April 30, 1999
------------------------------------------
John S. Rodewig

/s/ RAY H. WITT*                                 Director                                   April 30, 1999
------------------------------------------
Ray H. Witt

                SIGNATURE                                       TITLE                            DATE
                ---------                                       -----                            ----
/s/ DAVID YING*                                  Director                                   April 30, 1999
------------------------------------------
David Ying

*By /s/ PATRICK B. CAREY
------------------------------------
     Patrick B. Carey
     Attorney-in-fact

                         INDEX TO FINANCIAL STATEMENTS

                       HAYES LEMMERZ INTERNATIONAL, INC.

                                                              PAGE
                                                              ----

Independent Auditors' Report................................  F-2
Consolidated Statements of Operations.......................  F-3
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit).................................................  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Hayes Lemmerz International, Inc.

     We have audited the accompanying consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three year period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year-period ended January 31, 1999, in conformity with generally accepted accounting principles.

                                            /s/ KPMG LLP

Detroit, Michigan
February 26, 1999

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR          YEAR          YEAR
                                                                 ENDED         ENDED         ENDED
                                                              JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
Net sales...................................................   $1,672.9      $1,269.8       $778.2
Cost of goods sold..........................................    1,383.1       1,053.7        675.2
                                                               --------      --------       ------
  Gross profit..............................................      289.8         216.1        103.0
Marketing, general and administration.......................       71.0          52.5         28.8
Engineering and product development.........................       20.2          11.7          7.2
Amortization of intangible assets...........................       16.6          12.7          7.1
Equity in (earnings) loss of unconsolidated subsidiaries....       (0.6)          4.5          2.5
Other income, net...........................................       (5.4)        (10.8)        (4.5)
Nonrecurring charges (Note 11)..............................         --            --        115.4
                                                               --------      --------       ------
  Earnings (loss) from operations...........................      188.0         145.5        (53.5)
Interest expense, net.......................................       94.9          90.4         48.5
                                                               --------      --------       ------
  Earnings (loss) before taxes on income, minority interest
     and extraordinary loss.................................       93.1          55.1       (102.0)
Income tax (benefit) provision (Note 7).....................       39.1          23.2        (36.7)
                                                               --------      --------       ------
  Earnings (loss) before minority interest and extraordinary
     loss...................................................       54.0          31.9        (65.3)
Minority Interest...........................................        2.0           0.5          0.2
                                                               --------      --------       ------
  Earnings (loss) before extraordinary loss.................       52.0          31.4        (65.5)
Extraordinary loss, net of tax (Note 8).....................        8.3            --          7.4
                                                               --------      --------       ------
  Net income (loss).........................................   $   43.7      $   31.4       $(72.9)
                                                               ========      ========       ======
Basic net income (loss) per share:
  Income (loss) before extraordinary loss...................   $   1.72      $   1.19       $(2.36)
  Extraordinary loss, net of tax............................      (0.27)           --        (0.27)
                                                               --------      --------       ------
Basic net income (loss) per share...........................   $   1.45      $   1.19       $(2.63)
                                                               ========      ========       ======
Diluted net income (loss) per share:
  Income (loss) before extraordinary loss...................   $   1.60      $   1.12       $(2.36)
  Extraordinary loss, net of tax............................      (0.25)           --        (0.27)
                                                               --------      --------       ------
Diluted net income (loss) per share.........................   $   1.35      $   1.12       $(2.63)
                                                               ========      ========       ======

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              JANUARY 31,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Current assets:
  Cash and cash equivalents.................................   $   51.3      $   23.1
  Receivables (less allowance of $4.0 million at January 31,
     1999 and $4.3 million at January 31, 1998).............      181.6         217.8
  Inventories (Note 3)......................................      166.6         131.5
  Prepaid expenses and other................................       22.8          10.0
                                                               --------      --------
          Total current assets..............................      422.3         382.4
Property, plant and equipment, net (Note 4).................      878.0         670.4
Goodwill and other assets (Note 5)..........................      810.6         706.1
                                                               --------      --------
          Total assets......................................   $2,110.9      $1,758.9
                                                               ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank borrowings (Note 8)..................................   $   44.8      $   23.6
  Current portion of long-term debt (Note 8)................       12.3          14.4
  Accounts payable and accrued liabilities (Notes 6 and
     12)....................................................      456.7         334.9
                                                               --------      --------
          Total current liabilities.........................      513.8         372.9
Long-term debt, net of current portion (Note 8).............      976.1         882.6
Deferred income taxes (Note 7)..............................       58.4          34.8
Pension and other long-term liabilities (Notes 10 and 11)...      329.1         301.5
Minority interest...........................................       12.6           5.6
                                                               --------      --------
          Total liabilities.................................    1,890.0       1,597.4
Commitments and contingencies (Notes 8, 9, 10, 11 and 12)
Stockholders' equity (Note 14):
  Preferred Stock, 25,000,000 shares authorized, none issued
     or outstanding.........................................         --            --
  Common stock, par value $0.01 per share:
     Voting -- authorized 99,000,000; issued and
      outstanding, 27,675,209 at January 31, 1999 and
      27,439,419 at January 31, 1998........................        0.3           0.3
     Nonvoting -- authorized 5,000,000; issued and
      outstanding, 2,649,026 at January 31, 1999 and 1998...         --            --
  Additional paid-in capital................................      236.8         229.4
  Accumulated deficit.......................................       (7.1)        (50.8)
  Accumulated other comprehensive income....................       (9.1)        (17.4)
                                                               --------      --------
          Total stockholders' equity........................      220.9         161.5
                                                               --------      --------
          Total liabilities and stockholders' equity........   $2,110.9      $1,758.9
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED JANUARY 31, 1999, 1998, 1997
                  (MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                         COMMON STOCK                                 ACCUMULATED
                                      -------------------   ADDITIONAL   RETAINED        OTHER
                                                     PAR     PAID-IN     EARNINGS    COMPREHENSIVE
                                        SHARES      VALUE    CAPITAL     (DEFICIT)      INCOME        TOTAL
                                      -----------   -----   ----------   ---------   -------------   -------
Balance, January 31, 1996...........   35,148,000   $ 0.4    $ 198.3      $ 49.6        $ (2.9)      $ 245.4
  Net loss..........................           --      --         --       (72.9)           --         (72.9)
  Currency translation adjustment...           --      --         --          --          (0.2)         (0.2)
  Pension adjustment................           --      --         --          --           0.4           0.4
                                                                                                     -------
     Comprehensive income...........           --      --         --          --            --         (72.7)
  Cash dividends....................           --      --         --        (0.5)           --          (0.5)
  Exercise of options...............      125,718      --        2.0          --            --           2.0
  Recapitalization..................  (12,883,200)   (0.2)    (156.7)      (58.4)           --        (215.3)
                                      -----------   -----    -------      ------        ------       -------
Balance, January 31, 1997...........   22,390,518     0.2       43.6       (82.2)         (2.7)        (41.1)
  Net income........................           --      --         --        31.4            --          31.4
  Currency translation adjustment...           --      --         --          --         (16.9)        (16.9)
  Pension adjustment................           --      --         --          --           2.2           2.2
                                                                                                     -------
     Comprehensive income...........           --      --         --          --            --          16.7
  Repurchase of common stock........      (20,100)     --       (0.6)         --            --          (0.6)
  Exercise of options...............      151,102      --        2.2          --            --           2.2
  Common stock issued with
     acquisition....................    5,000,000     0.1      108.7          --            --         108.8
  Equity offering...................    2,566,925      --       75.5          --            --          75.5
                                      -----------   -----    -------      ------        ------       -------
Balance, January 31, 1998...........   30,088,445   $ 0.3    $ 229.4      $(50.8)       $(17.4)      $ 161.5
  Net income........................           --      --         --        43.7            --          43.7
  Currency translation adjustment...           --      --         --          --          17.0          17.0
  Pension adjustment................           --      --         --          --          (8.7)         (8.7)
                                                                                                     -------
     Comprehensive income...........           --      --         --          --            --          52.0
  Issuance of common stock..........          500      --         --          --            --            --
  Exercise of options...............       91,540      --        1.7          --            --           1.7
  Common stock issued with
     acquisition....................      143,750      --        5.7          --            --           5.7
                                      -----------   -----    -------      ------        ------       -------
Balance, January 31, 1999...........   30,324,235   $ 0.3    $ 236.8      $ (7.1)       $ (9.1)      $ 220.9
                                      ===========   =====    =======      ======        ======       =======

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (MILLIONS OF DOLLARS)

                                                             YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                             JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                                1999          1998          1997
                                                             -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss)........................................    $  43.7       $  31.4       $ (72.9)
  Adjustments to reconcile net income (loss) to net cash
     provided by operations:
     Depreciation and tooling amortization.................       69.9          51.7          36.6
     Amortization of intangibles...........................       17.9          13.6           7.8
     Amortization of deferred financing fees...............        4.6           5.9           3.2
     Deferred taxes........................................       18.7          27.3         (31.5)
     Minority interest.....................................        2.0           0.5           0.2
     Nonrecurring charges..................................         --            --         115.4
     Equity in (earnings) losses of unconsolidated
       subsidiaries........................................       (0.6)          4.5           2.5
     Extraordinary loss....................................       14.4            --          12.3
     Changes in operating assets and liabilities:
       Increase in receivables.............................       (1.5)        (11.6)         (4.5)
       (Increase) decrease in inventories..................       (8.3)         (1.8)          4.4
       (Increase) decrease in prepaid expenses and other...      (10.9)          5.6           1.9
       Increase in accounts payable and accrued
          liabilities......................................       69.6          23.8          15.9
       Decrease in other long-term liabilities.............      (41.2)        (49.0)        (27.7)
                                                               -------       -------       -------
       Cash provided by operating activities...............      178.3         101.9          63.6
  Cash flows from investment activities:
     Purchase of property, plant and equipment.............     (134.3)        (90.9)        (71.4)
     Tooling expenditures..................................      (21.3)         (8.8)         (6.5)
     Purchase of businesses, net of cash acquired..........      (79.3)       (228.0)          5.0
     Other, net............................................      (31.9)         (6.4)         15.4
                                                               -------       -------       -------
       Cash used in investment activities..................     (266.8)       (334.1)        (57.5)
  Cash flows from financing activities:
     Proceeds from accounts receivable securitization......       73.5            --            --
     Repayment of long term debt...........................     (200.5)           --        (244.1)
     Proceeds from issuance of long term debt..............      250.0         500.0         673.5
     Common stock repurchase...............................         --            --        (506.1)
     Proceeds from the sale of common stock, net...........        1.7          77.1         184.9
     Fees paid to issue long term debt.....................       (6.4)        (17.0)        (35.0)
     Net change in bank borrowings and revolver............        0.1        (353.5)        (33.6)
                                                               -------       -------       -------
       Cash provided by financing activities...............      118.4         206.6          39.6
  Effect of exchange rate changes on cash and cash
     equivalents...........................................       (1.7)          1.2            --
                                                               -------       -------       -------
     Increase (decrease) in cash and cash equivalents......       28.2         (24.4)         45.7
  Cash and cash equivalents at beginning of year...........       23.1          47.5           1.8
                                                               -------       -------       -------
  Cash and cash equivalents at end of year.................    $  51.3       $  23.1       $  47.5
                                                               =======       =======       =======

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

(1) ORGANIZATION

  Description of Business

     Unless otherwise indicated, references to "Company" mean Hayes Lemmerz International, Inc. and its subsidiaries and references to fiscal year means the Company's year ended January 31 of the following year (e.g., "fiscal 1998" refers to the period beginning February 1, 1998 and ending January 31, 1999, "fiscal 1997" refers to the period beginning February 1, 1997 and ending January 31, 1998 and "fiscal 1996" refers to the period beginning February 1, 1996 and ending January 31, 1997).

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

  Acquisitions

     In February 1998, the Company purchased the remaining 50% of the equity in Aluminum Wheel Technology, Inc., its aluminum wheel joint venture in Somerset, Kentucky.

     On March 4, 1998 the Company acquired 35% of the automotive wheel business of Automotive Overseas Investments Limited, an organization which owns and operates N.F. DieCasting (Pty) Ltd. ("N.F. Die"), a producer of cast aluminum wheels for the automotive industry in South Africa. The Company exercised its right to purchase an additional 16% of the operations on June 4, 1998 increasing its total interest in N.F. Die to 51%.

     On May 19, 1998, the Company purchased an additional 50.7% of the common equity and 46.2% of the preferred equity in its joint venture in Brazil, Borlem S.A. Empreedimentos Industriais ("Borlem"). This purchase increased the Company's ownership of Borlem to 98.7% of the common equity and 87.0% of the preferred equity, with the remaining shares then being publicly held.

     On June 10, 1998, the Company acquired 100% of the common stock of MIN-CER, S.A. de C.V., Mexico's largest heavy-duty hub, drum and wheel manufacturer.

     On August 14, 1998, the Company acquired an additional 60% of the equity in its joint venture Kalyani Lemmerz Limited in India. This transaction increased the Company's ownership equity from 25% to 85%.

     The purchase price for the above mentioned acquisitions (the "1998 Acquisitions"), net of cash received, amounted to $79.3 million and generated $94.2 million of goodwill.

     On June 30, 1997, the Company completed the acquisition of Lemmerz Holding GmbH ("Lemmerz") in exchange for payment to the shareholders of Lemmerz of (i) $200 million in cash and (ii) a total of five million shares of the Company's Series A Convertible Participating Preferred Stock, par value $0.01 per share, which, upon receipt of stockholder approval on October 22, 1997, automatically converted into five million shares of the Company's common stock (the "Lemmerz Acquisition"). As a result of the Lemmerz Acquisition, Lemmerz become a subsidiary of the Company. At the Company's annual stockholders meeting held on October 22, 1997, the Company formally approved the change of its name to Hayes Lemmerz International, Inc.

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

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

     On August 28, 1997, the Company completed the acquisition of the assets of Bosch Braking Systems Corporation's heavy-duty hub and drum and medium- and heavy-duty steel wheel businesses for $17.5 million.

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

     The Company acquired Holdings for a total purchase price of approximately $105.4 million, which included (i) the issuance of 6,250,000 shares of new common stock, and (ii) 2,300,000 warrants. The merger was accounted for under the purchase method of accounting with the results of operations of Motor Wheel included in the accompanying financial statements from the date of the Motor Wheel Merger. The fair value of the assets acquired, including goodwill, was $420.8 million and liabilities assumed was $315.4 million. Goodwill and other intangibles of $224.5 million are being amortized over a 40-year life on a straight-line basis.

     In October, 1996, the Company exercised its right to increase its ownership in Hayes Lemmerz Autokola a.s. ("Autokola") from 45% to 58% in consideration for a cash contribution of $6.0 million. As a result of the increased ownership, financial results for Autokola have been included in the consolidated financial statements of the Company since November, 1996. In November 1997, the Company purchased the remaining 42% ownership of Autokola from Nova Hut for $13.0 million.

  Debt and Equity Offerings

     In connection with the above mentioned acquisitions, the following financings occurred:

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

     In connection with the financing of the Lemmerz Acquisition, the Company entered into an amended and restated credit agreement dated June 30, 1997, under which the Company increased its term loan facilities to $470.5 million and its revolving credit facility to $270.0 million. Additionally the Company issued and sold $400 million 9 1/8% Senior Subordinated Notes due in 2007 (the "9 1/8% Notes"). See Note 8 for additional disclosure.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

  Unaudited Pro Forma Data

     The following unaudited pro forma financial data illustrates the estimated effects as if the Lemmerz Acquisition and the 1998 Acquisitions, and the related financings, had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization, depreciation, interest expense and the related income tax effects (dollars in millions, except per share amounts):

                                                                      UNAUDITED
                                                              -------------------------
                                                              YEAR ENDED    YEAR ENDED
                                                              JANUARY 31,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Net sales...................................................   $1,747.1      $1,671.9
Earnings (loss) from operations.............................      187.6         159.8
Net income (loss)...........................................       32.2          27.4
Diluted net income (loss) per common share..................   $   0.99      $   0.83

     The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in joint ventures are accounted for under the equity method. Financial position and results of operations for these joint venture entities as of, and for the twelve months ended January 31, 1999, 1998 and 1997, respectively, were not material to the consolidated financial statements of the Company.

  Revenue Recognition

     Sales are recorded when products are shipped to customers.

  Inventories

     Inventories are stated at the lower of cost or market, with cost determined principally by the first in, first out (FIFO) or average cost method. Cost for a portion of domestic inventories, which were approximately 27 percent and 32 percent of inventories at January 31, 1999 and 1998, respectively, are stated using the last in, first out (LIFO) method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis at rates which are designed to write off the assets over their estimated useful lives, principally as follows:

Buildings............................................         25 years
Machinery and equipment..............................   12 to 14 years

     Expenditures for maintenance, repairs and minor replacements of $59.0 million, $45.7 million and $28.1 million for the years ended January 31, 1999, 1998 and 1997, respectively, were charged to expense as incurred.

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

  Intangibles

     Goodwill arising from business acquisitions is amortized using the straight-line method over 40 years. Patents and other intangibles are amortized over their estimated lives. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be determined based on a comparison of the undiscounted future operating cash flows anticipated to be generated during the remaining life of the goodwill to the carrying value. Measurement of any impairment loss would be based on discounted operating cash flows.

  Research and Development Costs

     Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 1999, 1998 and 1997, were approximately $7.5 million, $2.9 million and $3.1 million, respectively.

  Financial Instruments

     The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank borrowings, variable rate long-term debt, and other liabilities approximate market value, as interest rates vary with market rates. The fair value of fixed rate debt, interest rate cap agreements and cross-currency interest rate swap agreements is discussed in Note 8.

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

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

  Foreign Currency Translation

     Translation of assets and liabilities of subsidiaries denominated in foreign currencies are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of Stockholders' Equity. Foreign currency gains and losses resulting from transactions in foreign currencies are included in results of operations.

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

  Environmental Compliance and Remediation

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Estimated costs are based upon enacted laws and regulations, existing technology and the most probable method of remediation. The costs determined are not discounted and exclude the effects of inflation and other societal and economic factors. Where the cost estimates result in a range of equally probable amounts, the lower end of the range is accrued. Costs for environmental compliance and remediation are not material to the consolidated financial statements as of January 31, 1999, 1998 and 1997.

  Statement of Cash Flows

     For purposes of reporting cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The following is additional information to the Consolidated Statements of Cash Flows (millions of dollars):

                                                         YEAR          YEAR          YEAR
                                                         ENDED         ENDED         ENDED
                                                      JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                         1999          1998          1997
                                                      -----------   -----------   -----------
Cash paid for interest..............................    $100.4        $ 84.3        $  40.0
Cash paid for income taxes..........................       9.6           8.5            7.7
Non-cash financing activity:........................
  Stock issued in acquisitions......................       5.7         108.8          105.4

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

  Postretirement and Postemployment Benefits

     The Company accounts for postretirement benefits other than pensions using an accrual basis method of accounting recognizing the cost of these benefits over an employee's active working career. The Company will continue its policy of paying postretirement benefits as they become due.

  Impairment of Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Stock-Based Compensation

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," and discloses pro forma net income and pro forma earnings per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS No.
123. See Note 14.

  Earnings per Share

     During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" ("EPS"), which changes the calculation of earnings per share to be more consistent with countries outside of the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is computed using only the weighted average shares outstanding, while diluted EPS is computed considering the dilutive effect of options and warrants.

     Net income (loss) per share information has been computed using the new standard for all periods presented. Shares outstanding for the years ended January 31, 1999, 1998 and 1997, were as follows (millions of shares):

                                                              1999     1998     1997
                                                             ------   ------   ------
Weighted average shares outstanding........................  30,324   26,512   27,703
Dilutive effect of options and warrants....................   2,087    1,620       --
                                                             ------   ------   ------
Diluted shares outstanding.................................  32,411   28,132   27,703
                                                             ======   ======   ======

  Comprehensive Income

     During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement was adopted by the Company effective February 1, 1998 and all prior periods have been restated.

  Reclassifications

     Certain prior period amounts have been reclassified to conform to the current year presentation.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

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

(3) INVENTORIES

     The major classes of inventory are as follows (millions of dollars):

                                                              JANUARY 31,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Raw materials...............................................    $ 65.2        $ 40.9
Work-in-process.............................................      48.8          37.6
Finished goods..............................................      52.6          53.0
                                                                ------        ------
          Total.............................................    $166.6        $131.5
                                                                ======        ======

(4) PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment are as follows (millions of dollars):

                                                              JANUARY 31,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Land........................................................   $   24.9       $  15.6
Buildings...................................................      201.1         154.7
Machinery and equipment.....................................      832.8         622.3
                                                               --------       -------
                                                                1,058.8         792.6
Accumulated depreciation....................................     (180.8)       (122.2)
                                                               --------       -------
          Property, plant and equipment, net................   $  878.0       $ 670.4
                                                               ========       =======

(5) GOODWILL AND OTHER ASSETS

     Goodwill and other assets consist of the following (millions of dollars):

                                                              JANUARY 31,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Goodwill and other intangibles..............................    $629.6        $557.9
Unamortized debt issuance costs.............................      28.0          40.6
Investments in joint ventures...............................      24.5          39.4
Deferred tax assets.........................................      76.7          45.3
Other.......................................................      51.8          22.9
                                                                ------        ------
          Total.............................................    $810.6        $706.1
                                                                ======        ======

     Goodwill and other intangibles are presented net of accumulated amortization of $65.1 million and $48.5 million at January 31, 1999 and 1998, respectively.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(6) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (millions of dollars):

                                                              JANUARY 31,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Accounts payable............................................    $336.2        $241.1
Employee costs..............................................      25.9          39.2
Accrued interest............................................      10.1           7.6
Other accrued liabilities...................................      84.5          47.0
                                                                ------        ------
          Total.............................................    $456.7        $334.9
                                                                ======        ======

(7) TAXES ON INCOME

     The components of pre-tax income (loss) are as follows (millions of dollars):

                                                     YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                     JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                        1999          1998          1997
                                                     -----------   -----------   -----------
United States......................................     $19.0         $23.6        $(127.6)
Foreign............................................      59.7          31.5           13.3
                                                        -----         -----        -------
                                                        $78.7         $55.1        $(114.3)
                                                        =====         =====        =======

     The (benefit) provision for taxes on income is summarized as follows (millions of dollars):

                                                     YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                     JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                        1999          1998          1997
                                                     -----------   -----------   -----------
Current:
  Federal and State................................     $(0.1)        $(5.6)       $(15.8)
  Foreign..........................................      12.5          12.1           4.1
                                                        -----         -----        ------
                                                         12.4           6.5         (11.7)
Deferred:
  Federal and State................................       8.1          15.5         (29.3)
  Foreign..........................................      12.5           1.2          (0.6)
                                                        -----         -----        ------
                                                         20.6          16.7         (29.9)
Extraordinary items (Note 8).......................       6.1            --           4.9
                                                        -----         -----        ------
  Taxes on income excluding extraordinary items....     $39.1         $23.2        $(36.7)
                                                        =====         =====        ======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

     A reconciliation of federal income tax computed at the statutory 35% rate to the actual (benefit) provision for taxes on income follows (millions of dollars):

                                                     YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                     JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                        1999          1998          1997
                                                     -----------   -----------   -----------
Federal taxes computed at statutory rate...........     $27.4         $19.3        $(40.0)
Increase (decrease) resulting from:
  Unrecognized tax benefit from net operating loss
     carryforwards.................................        --           0.8           0.8
  Effective tax rate differential on earnings of
     consolidated foreign affiliates...............       0.4           4.0          (0.8)
  Permanent differences resulting from purchase
     accounting....................................       4.0           1.9           2.3
  Change in valuation allowance for foreign NOL
     carryforward/deferred tax asset...............        --          (0.8)         (0.8)
  Effect of change in tax rates on deferred tax
     balance.......................................        --          (3.0)           --
  All other items..................................       1.3           1.0          (3.1)
                                                        -----         -----        ------
     Income tax expense (benefit)..................     $33.1         $23.2        $(41.6)
                                                        =====         =====        ======

     Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. The cumulative tax effect of the major items follows (millions of dollars):

                                                              JANUARY 31,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Deferred tax assets:
  Nondeductible accrued liabilities.........................    $  63.8       $  90.8
  Net operating loss and tax credit carry forwards..........       95.5          83.0
  Pension...................................................       16.3          12.8
  Other.....................................................       16.3           2.6
  Inventory.................................................        2.6           2.5
                                                                -------       -------
          Total gross deferred tax assets...................      194.5         191.7
  Less valuation allowance..................................      (19.9)        (45.9)
                                                                -------       -------
          Net deferred tax assets...........................      174.6         145.8
Deferred tax liabilities:
  Fixed assets, principally due to differences in
     depreciation...........................................     (105.5)       (102.8)
  Intangibles...............................................      (26.3)        (25.8)
  Inventory.................................................       (3.7)         (3.5)
  All other items...........................................      (20.8)         (3.2)
                                                                -------       -------
          Total gross deferred tax liabilities..............     (156.3)       (135.3)
                                                                -------       -------
          Net deferred tax assets...........................    $  18.3       $  10.5
                                                                =======       =======

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the inability of a foreign subsidiary to fully utilize available net operating loss carry forwards which expire through the year 2012. The subsequent recognition of tax benefits relating to the valuation allowance will be reported in the consolidated statement of operations $(9.7) million or as a reduction of goodwill $(10.0) million if opportunities to utilize these carryforwards become more certain. During 1998, the Company reduced its valuation allowance related to certain domestic and foreign NOL's due to management's belief that such deferred tax assets will be realized. The effect of this reduction in valuation allowance of $26 million is reflected as a decrease to goodwill.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company has domestic operating loss carryforwards of approximately $127.4 million expiring in years 2005 through 2020, foreign net operating loss carryforwards of approximately $94.5 million which may be carried forward indefinitely, and alternative minimum and other tax credits of approximately $69.1 million.

(8) BANK BORROWINGS AND LONG-TERM DEBT

     Bank borrowings consist of short-term notes of the Company's foreign subsidiaries.

     Long-term debt consists of the following (millions of dollars):

                                                              JANUARY 31,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Bank term notes.............................................    $   --        $196.4
Other domestic loans maturing through 2002, weighted average
  interest rates of 7.4% at January 31, 1999 and 1998.......       1.3           1.8
Various foreign bank and government loans maturing through
  2006, weighted average interest rates of 6.7% and 6.2% at
  January 31, 1999 and 1998.................................      85.6          47.3
8 1/4% Senior Subordinated Notes due 2008...................     250.0            --
9 1/8% Senior Subordinated Notes due 2007...................     400.0         400.0
11% Senior Subordinated Notes due 2006......................     250.0         250.0
9 1/4% Senior Subordinated Notes due November 15, 2002......       1.5           1.5
                                                                ------        ------
                                                                 988.4         897.0
Less current portion........................................      12.3          14.4
                                                                ------        ------
                                                                $976.1        $882.6
                                                                ======        ======

     During the second quarter of fiscal 1998, the Company entered into a second amended and restated credit agreement dated June 12, 1998 (the "Second Amended and Restated Credit Agreement"). This agreement amended and restated the credit agreement dated June 30, 1997 and thereby (a) eliminated (and repaid the outstanding principal balance of) certain of the then existing senior secured term loan facilities under the prior credit agreement and (b) increased the revolving credit facility. In connection with this early repayment of the term loan facilities, the Company recorded an extraordinary loss of $14.4 million ($8.3 million, net of tax) for the write-off of unamortized deferred financing costs associated with the term debt which was repaid. As of January 31, 1999, $229.9 million was available under the Second Amended and Restated Credit Agreement.

     Borrowings on these facilities bear interest at one of the following rates as selected by the Company: (i) the rate per annum equal to the British Bankers' Association London interbank offered rates ("LIBOR" and "DMBO" in the case of USD and DEM debt, respectively) plus the applicable margin or (ii) the CIBC Alternate Base Rate ("ABR"), plus the applicable margin. The CIBC ABR is defined as the highest of (i) the CIBC prime rate or (ii) the Federal Funds rate plus
 1/2% or (iii) a certificate of deposit-based rate plus 1%. At January 31, 1999, the Company had no borrowings outstanding under this agreement.

     The Company pays a commitment fee on the unused portion of the revolving credit facility which was at a rate of 0.3% at January 31, 1999. The Company had available revolver borrowing capacity under the Credit Agreement of $367.6 million, including unused letters of credit totaling $67.6 million as of January 31, 1999.

     The Credit Agreement and certain foreign bank borrowings contain financial covenants. The Company was in compliance with such covenants at January 31, 1999. The Credit Agreement is secured by a first priority lien on substantially all of the properties and assets of the Company and its domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future domestic subsidiaries and 65% of the shares of certain of the Company's existing and future foreign subsidiaries.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

     In April 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and will continue to sell on an ongoing basis, a portion of their accounts receivable to a special purpose entity ("Funding Co."), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and will transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and will sell such trade accounts receivable to an independent issuer of receivable-backed paper. The Company has collection and administrative responsibilities with respect to all receivables which were and will be sold.

     The aggregate amount of receivables sold under the agreement was $103.5 million at January 31, 1999. This amount was excluded from the accompanying consolidated balance sheet. The Company's retained interest in the accounts receivable is included in the consolidated balance sheet caption Receivables.

     On December 15, 1998, in connection with, and in anticipation of, the acquisition of CMI International Inc. ("CMI") (see Note 17 Subsequent Events), the Company issued $250 million in aggregate principal amount of 8 1/4% Senior Subordinated Notes due 2008 (the "8 1/4% Notes"). The 8 1/4% Notes are redeemable at the Company's option at specified prices, in whole or in part, at any time on or after December 15, 2003. The 8 1/4% Notes are guaranteed by the Company's domestic subsidiaries but are subordinated to the credit agreement. The proceeds were used to repay all of the outstanding amounts under the existing credit agreement, including the DEM Term Note, and to reduce commitments, under the revolving credit facility. The Company believes that as of January 31, 1999, the market value of the 8 1/4% Notes exceed their recorded value by approximately 1 percent.

     In connection with the Lemmerz Acquisition, the Company issued the 9 1/8% Notes in principal amounts of $250 million on June 30, 1997 and $150 million on July 22, 1997. The 9 1/8% Notes are redeemable at the Company's option at specified prices, in whole or in part, at any time on or after July 15, 2002. The 9 1/8% Notes are guaranteed by the Company's material domestic subsidiaries but are subordinated to the credit agreement. The Company believes that as of January 31, 1999, the market value of the 9 1/8% Notes exceed their recorded value by approximately 5 percent.

     In connection with the Motor Wheel Merger and Recapitalization, the Company commenced an offer to repurchase its 9 1/4% Senior Notes, of which substantially all were tendered. Accordingly, in 1996, the Company recorded an extraordinary loss of $12.3 million ($7.4 million, net of tax) related to the early retirement of debt. The extraordinary loss was comprised of a prepayment penalty and the write-off of unamortized deferred financing costs. In addition on July 2 1996, the Company issued $250 in aggregate principal amount of 11% Senior Subordinated Notes (the "11% Notes"). The 11% Notes are redeemable at the Company's option at specified prices, in whole or in part, at any time on or after July 15, 2001. The 11% Notes are guaranteed by the Company's domestic subsidiaries but are subordinated to the credit agreement. The Company believes that as of January 31, 1999, the market value of the 11% Notes exceeds their recorded value by approximately 12 percent.

     Principal repayments on long-term debt and bank borrowings during the next five years ending January 31 are as follows (millions of dollars);
2000 -- $12.3; 2001 -- $11.4; 2002 -- $6.3; 2003 -- $34.2; 2004 -- $5.0; and
thereafter $919.2.

     The Company maintained interest rate hedge agreements with the objective of managing interest costs and exposure to changing interest rates. The credit agreement requires the Company to provide interest rate protection on a portion of the related outstanding indebtedness. Strategies for achieving the Company's objectives have resulted in the Company maintaining interest rate cap agreements covering floating rate

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES indebtedness at January 31, 1999. Various agreements have been entered into with several banks and, on average, provide protection against LIBOR rates higher than 6.67%, for an average of 1.3 years. Premiums paid for these cap agreements are amortized to interest expense over the term of the agreement. The unamortized costs of the cap agreements are included in other assets and approximate fair value. The notional amount of interest rate cap agreements do not represent amounts exchanged by the parties and are not a measure of the Company's exposure to credit or market risks. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the cap agreements. Notional amounts are not included in the consolidated balance sheet.

     On June 30, 1997, the Company entered into cross-currency interest rate swap agreements to hedge a portion of its net investment in Lemmerz (financed, in part, by the issuance of the 9 1/8% Notes). Under terms of the agreements, the Company will swap DEM 172.9 million for USD $100 million in five years based on the exchange rate on the day the contract became effective. In addition, the contracts provide for the Company to make semi-annual interest payments at an average rate of 7.53% on the DEM 172.9 million, while receiving semi-annual interest payments of 9.125% on the USD $100 million. The Company has the unilateral right to unwind the swaps early. While it is not the Company's intention to terminate the above financial instrument, the fair value was estimated by obtaining quotes from brokers which represented the amount that the Company would receive if the agreement was terminated at the balance sheet date. This fair value indicated that termination of the foreign currency swap agreement would have resulted in a loss of $2.4 million as of January 31, 1999 and in a gain of $3.5 million as of January 31, 1998.

     On December 15, 1998, the Company entered into forward contracts for the purchase of DEM. These transactions were entered into as a hedge against changes in the exchange rate of the DEM to the USD from the time that the DEM Term Note in the current Company's senior secured credit agreement was repaid to the closing of a new credit agreement on February 3, 1999, at which time a new DEM Term Note was funded. These contracts were terminated on February 6, 1999 following the closing of the CMI acquisition.

(9) LEASES

     The Company leases certain production facilities and equipment under agreements expiring from 2000 to 2004 and later years. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 31, 1999 (millions of dollars):

YEAR ENDING JANUARY 31:
  2000......................................................   $14.3
  2001......................................................    11.6
  2002......................................................    10.7
  2003......................................................     9.7
  2004 and later years......................................    39.4
                                                               -----
          Total minimum payments required...................   $85.7
                                                               =====

     Rent expense was $21.5 million, $17.0 million and $13.9 million for the years ended January 31, 1999, 1998 and 1997, respectively.

     In addition, the Company is committed under an operating lease for a remaining term of 5 1/2 years for the former Motor Wheel corporate office. The annual lease commitment of $0.7 million is offset by a sub-lease agreement for the same term in the same amount.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(10) PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company sponsors several defined benefit pension plans ("Pension Benefits") and health care and life insurance benefits ("Other Benefits") for certain employees around the world. The Company funds the Pension Benefits based upon the funding requirements of federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.

     Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." In accordance with SFAS No. 132, the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on a October 31 measurement date, in millions) as of January 31:

                                                NORTH AMERICAN PLANS            INTERNATIONAL PLANS
                                        PENSION BENEFITS     OTHER BENEFITS      PENSION BENEFITS
                                        -----------------   -----------------   -------------------
                                         1999      1998      1999      1998       1999       1998
                                        -------   -------   -------   -------   --------   --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of
  year................................  $177.5    $163.8    $ 125.5   $ 128.4   $ 102.1    $  99.1
Service cost..........................     0.2       0.2        0.2       0.3       0.6        0.4
Interest cost.........................    11.5      11.6        8.6       9.2       6.0        3.1
Amendments............................      --       0.2        3.0       0.6        --         --
Curtailments/settlements..............      --      (1.5)        --        --        --         --
Actuarial loss (gain).................    (6.8)     10.6       (1.0)     (1.6)      7.6        2.1
Benefits paid.........................   (13.4)     (7.4)     (12.5)    (11.4)     (5.5)      (2.6)
                                        ------    ------    -------   -------   -------    -------
Benefit obligation at end of year.....  $169.0    $177.5    $ 123.8   $ 125.5   $ 110.8    $ 102.1
                                        ======    ======    =======   =======   =======    =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning
  of year.............................  $156.3    $125.7    $    --   $    --   $    --    $    --
Actual return on plan assets..........    11.4      21.5         --        --        --         --
Company contributions.................     5.0      16.0         --        --        --         --
Benefits paid.........................   (13.4)     (6.9)        --        --        --         --
                                        ------    ------    -------   -------   -------    -------
Fair value of plan assets at end of
  year................................  $159.3    $156.3    $    --   $    --   $    --    $    --
                                        ======    ======    =======   =======   =======    =======
FUNDED STATUS:
Funded status of plan.................  $ (9.7)   $(21.3)   $(123.8)  $(125.5)  $(110.8)   $(102.1)
Unrecognized net actuarial (gain)
  loss................................   (10.5)     (0.5)       7.5       9.1      13.0        0.7
Unrecognized prior service cost.......     1.9       2.1        3.8      (1.1)       --         --
Adjustment to recognize additional
  minimum liability...................      --        --         --        --      (8.7)        --
Employer contributions................     5.0        --        1.6       1.5        --         --
                                        ------    ------    -------   -------   -------    -------
Accrued benefit cost..................  $(13.3)   $(19.7)   $(110.9)  $(116.0)  $(106.5)   $(101.4)
                                        ======    ======    =======   =======   =======    =======
AMOUNT RECOGNIZED IN CONSOLIDATED
  BALANCE SHEET:
Accrued benefit cost..................  $(13.3)   $(19.7)   $(110.9)  $(116.0)  $(106.5)   $(101.4)
Accumulated other comprehensive
  income..............................      --        --         --        --      (8.7)        --
                                        ------    ------    -------   -------   -------    -------
Net amount recognized.................  $(13.3)   $(19.7)   $(110.9)  $(116.0)  $(115.2)   $(101.4)
                                        ======    ======    =======   =======   =======    =======

     The projected benefit obligation, accumulated projected benefit obligation ("APBO") and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets for the North

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

American plans were $169.0 million, $167.4 million and $144.3 million, respectively, as of January 31, 1999, and $177.5 million, $175.6 million and $156.3 million, respectively, as of January 31, 1998.

     The components of net periodic benefit costs included in operating results for the years ended January 31, are as follows (millions of dollars):

                                          NORTH AMERICAN PLANS                 INTERNATIONAL PLANS
                                PENSION BENEFITS          OTHER BENEFITS        PENSION BENEFITS
                             -----------------------   --------------------   ---------------------
                              1999     1998    1997    1999    1998   1997    1999    1998    1997
                             ------   ------   -----   -----   ----   -----   -----   -----   -----
COMPONENTS OF NET PERIODIC
  BENEFIT COST (INCOME):
Service cost...............  $  0.2   $  0.2   $ 1.4   $ 0.2   $0.3   $ 0.4   $0.6    $0.4    $ --
Interest cost..............    11.5     11.6     8.9     8.6    9.2     5.0    6.0     3.1      --
Expected return on plan
  assets...................   (13.4)   (12.3)   (7.1)     --     --      --     --      --
Net amortization and
  deferral.................     0.3      0.2     0.5     0.1    0.2    (3.7)    --      --      --
Curtailment gains..........      --     (1.5)     --    (1.4)    --      --     --      --      --
                             ------   ------   -----   -----   ----   -----   ----    ----    ----
          Net pension cost
            (income).......  $ (1.4)  $ (1.8)  $ 3.7   $ 7.5   $9.7   $ 1.7   $6.6    $3.5    $ --
                             ======   ======   =====   =====   ====   =====   ====    ====    ====

     Effective January 1, 1995 and January 1, 1999, the Company modified the defined benefit Salaried Pension Plan and all hourly pension plans, respectively, to freeze credited service and future compensation increases and remove salary caps that had been instituted in 1991. In conjunction with this change, the Company increased the basic contribution of the existing salary defined contribution plan.

     The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above were as follows:

                                                                                     INTERNATIONAL
                                                        NORTH AMERICAN PLANS             PLANS
                                                     PENSION                            PENSION
                                                     BENEFITS      OTHER BENEFITS       BENEFITS
                                                   ------------    --------------    --------------
                                                   1999    1998    1999     1998     1999     1998
                                                   ----    ----    -----    -----    -----    -----
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate....................................  7.00%   7.00%   7.00%    7.00%    6.00%    5.75%
Expected return on plan assets...................  9.00%   9.00%    N/A      N/A      N/A      N/A
Rate of compensation increase....................   N/A    4.75%    N/A      N/A     2.50%    2.50%

     At January 31, 1999, the assumed annual health care cost trend rate used in measuring the APBO approximated 7.0% declining to an ultimate annual rate of 5.5%. Increasing the assumed cost trend rate by 1% each year would have increased the APBO and service/interest cost components by approximately $8.8 million and $0.6 million, respectively, for 1998. Decreasing the assumed cost trend rate by 1% each year would have decreased the APBO and service/interest cost components by approximately $7.6 million and $0.5 million, respectively, for 1998.

     In connection with the Motor Wheel Merger in July 1996, the Company was required to contribute $10 million and $4 million to the Company and Motor Wheel pension plans, respectively, as part of an agreement with the Pension Benefit Guaranty Corporation ("PBGC"). Under this agreement, the Company is required to provide contributions to the plans of $5 million as of June 30, 1998 and 1999, respectively. To secure these contributions, the Company provided the PBGC with an irrevocable letter of credit for the benefit of the PBGC in the amount of $5 million. Once all of the required contributions are made, the letter of credit will be canceled.

     The Company also has contributory employee retirement savings plans covering substantially all of its employees. The employer contribution is determined at the discretion of the Company and totaled

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES approximately $6.4 million, $4.6 million and $2.7 million for the years ended January 31, 1999, 1998 and 1997, respectively.

     The anticipated workforce reductions resulting from closure of the Romulus Plant resulted in the recognition of $18.0 million of net curtailment loss in fiscal 1996 related to both pension and postretirement benefits.

(11) NONRECURRING CHARGES

     On January 9, 1997, the Company announced that it was ceasing manufacturing operations at its fabricated wheel facility in Romulus, Michigan and consolidating such manufacturing operations into other fabricated wheel facilities of the Company. This action was based on the continued decline in the market for fabricated steel wheels and the merger with Motor Wheel which added fabricated steel wheel manufacturing capacity to the Company's operations. In connection with the closure, certain property, plant and equipment were idled and subsequently disposed of, other excess assets were disposed of and the service of approximately 450 active employees were terminated. These actions were fully implemented by the end of calendar year 1997. The Company recorded a charge totaling $109.0 million for the fiscal year ended January 31, 1997 which consisted of $63.0 million to writedown assets to estimated realizable values; $25.0 million for pension and postretirement benefits; and $21.0 million for termination benefits and other exit costs. The amounts charged against the reserve during fiscal 1997 did not differ materially from the amounts established at January 31, 1997, except for a gain of approximately $5.1 million recognized in a sale of property included in other income. At January 31, 1999, $2.6 million of the plant closure reserve was reflected as a current accrued liability.

     In connection with the Motor Wheel Merger, the Company recorded nonrecurring charges of $6.4 million. These charges consisted of the elimination of $2.9 million of deferred costs resulting from a previous patent infringement suit with Motor Wheel and $3.5 million of stock compensation recorded in conjunction with the payout of the management stock option plan. In addition, the Company assumed plant closure liabilities of Holdings of $27.4 million relating to actions undertaken by Holdings in fiscal 1995 and 1994 to close manufacturing operations in its automotive wheel and brake businesses. As of January 31, 1999, $4.0 million of these liabilities remain on the balance sheet of the Company.

(12) CONTINGENCIES

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

     Approximately 12% of the Company's domestic employees are covered under collective bargaining agreements. These agreements expire at various times through 2003. As is common in many European jurisdictions, substantially all of the Company's employees in Europe are covered by country-wide collective bargaining agreements. In Europe, bargaining agreements are often made on a local basis and expire at various times throughout 1999. Based on management's experience, negotiation of new contracts is anticipated without work stoppages.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(13) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     As of January 31, 1999, the Company held the following investments which are accounted for under the equity method.

          (i) a 49% interest in Hayes Wheels de Venezuela, C.A., a steel wheel manufacturer in Venezuela;

          (ii) a 40% interest in Hayes Wheels de Mexico, S.A. de C.V., an aluminum and steel wheel manufacturer in Mexico;

          (iii) a 49% interest in Hayes Wheels do Brasil, Ltda., a cast aluminum wheel manufacturer in Brazil;

          (iv) a 49% interest in Continental Lemmerz (Portugal) -- Componente para Automoveis, Lda., a tire and wheel assembly operation in Portugal;

          (v) a 25% interest in Reynolds-Lemmerz Industries, a cast aluminum wheel manufacturer in Canada;

          (vi) a 25% interest in Jantas Jant Sanayi ve Ticaret A.S., a commercial highway steel wheel manufacturer in Turkey; and

          (vii) a 25% interest in Siam Lemmerz Co. Ltd., a cast aluminum wheel manufacturer in Thailand.

     The aggregate financial position and results of operations for these entities as of, and for the twelve months ended January 31, 1999, 1998 and 1997, respectively, were not material to the consolidated financial statements of the Company.

(14) STOCK OPTION PLAN

     In 1992, the Company adopted the Hayes Wheels International, Inc. 1992 Stock Incentive Plan (the "1992 Plan"), under which 1,000,000 shares of Common Stock were available for issuance with respect to awards granted to officers, management and other key employees of the Company. In connection with the Motor Wheel Merger and Recapitalization, certain of the stock options were exercised with the remainder becoming vested. At January 31, 1999, 282,700 options were exercisable at a price of $10.00, 143,000 options were exercisable at a price of $19.94 and 7,500 options were exercisable at a price of $19.69. At January 31, 1999, there were no shares available for issuance under this plan.

     At the time of the Recapitalization, the Company established the Hayes Lemmerz International, Inc. 1996 Stock Option Plan (the "1996 Plan"), under which 3,000,000 shares of Common Stock were made available for issuance with respect to stock option awards granted to officers, management and other key employees of and consultants to the Company. Option grants under the 1996 Plan are approved by the Compensation Committee of the Board of Directors and are subject to such terms and conditions as are established by the Compensation Committee at the time it approves such grants. The exercise prices of options granted under the 1996 Plan in fiscal 1996, fiscal 1997 and fiscal 1998 ranged from $16 to $40 per share, which exercise prices represented the Common Stock's fair market value on the date of each grant. All the option grants which, as of January 31, 1999, were outstanding under the 1996 Plan are divided into tranches (each, a "Tranche") of an equal number of options. The options in each such Tranche vest when both a time condition and a price condition tied to the price of the Company's Common Stock have been met. In addition, notwithstanding such conditions to vesting, the options currently outstanding under the 1996 Plan become exercisable on certain dates (which dates are currently in all cases at least seven years after the option grant date) if the employee to whom they were granted is then still an employee of the Company. At January 31, 1999, 545,373 options were exercisable at a price of $16.00 per share and 44,708 options were exercisable at a price of $32.00 per share.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

     Also, in connection with the Motor Wheel Merger, 150,702 options with an exercise price of $2.05 were granted to a former shareholder of Holdings. These options were exercised on August 26, 1997.

     In connection with the Lemmerz Acquisition, the Company granted to a former shareholder of Lemmerz 250,000 options with an exercise price of $16 per share. These options become exercisable at the rate of 20% annually on June 30, 1998 and each June 30th thereafter until 2002.

     Information with respect to all stock options is summarized below:

                                            1992 PLAN   1996 PLAN    OTHER       TOTAL
                                            ---------   ---------   --------   ---------
Balance as of January 31, 1997............   470,500    2,335,075    150,702   2,956,277
  Granted.................................        --      361,668    250,000     611,668
  Exercised...............................        --         (400)  (150,702)   (151,102)
  Forfeited...............................        --      (30,000)        --     (30,000)
                                             -------    ---------   --------   ---------
Balance as of January 31, 1998............   470,500    2,666,343    250,000   3,386,843
  Granted.................................        --       57,624         --      57,624
  Exercised...............................   (37,300)      (4,240)   (50,000)    (91,540)
  Forfeited...............................        --      (28,400)        --     (28,400)
                                             -------    ---------   --------   ---------
  Outstanding at January 31, 1999.........   433,200    2,691,327    200,000   3,324,527
                                             =======    =========   ========   =========

     The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. Compensation cost charged against operations for 1996 was $3.5 million, which reflects the amounts paid in connection with the exercise of certain of the stock options granted under the 1992 Plan. If compensation cost had been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company's net income
(loss) and earnings per share would have been adjusted to the pro forma amounts below:

                                                              1998    1997     1996
                                                              -----   -----   ------
Net Income (loss):
  As reported...............................................  $43.7   $31.4   $(72.9)
  Pro forma.................................................   40.3    28.4    (75.1)
Diluted earnings (loss) per share:
  As reported...............................................  $1.35   $1.12   $(2.63)
  Pro forma.................................................   1.24    1.01    (2.73)

     The fair value of stock options granted in fiscal 1998, fiscal 1997 and fiscal 1996 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

                                                       1998         1997         1996
                                                    ----------   ----------   ----------
Weighted average fair value.......................  $    20.30   $    13.36   $     9.32
Expected volatility...............................        42.7%        33.4%        41.2%
Risk free interest rate...........................         5.5%         6.5%         6.8%
Expected lives....................................   7.0 years    7.0 years    8.7 years

     Dividend yield for all grants was assumed to be insignificant.

     At January 31, 1999, warrants, issued in conjunction with the Motor Wheel Merger and Recapitalization, to purchase 2.6 million shares of common stock were outstanding. Each warrant allows the holder thereof to acquire one share of Common Stock for a purchase price of $24.00. The warrants are exercisable from July 2, 2000 through July 2, 2003.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(15) SEGMENT REPORTING

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which introduced the "management approach" for segment reporting. This approach reflects management's organization of business segments and is consistent with how the Company and its key decision-makers assess operating performance, make operating decisions and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the Company's Board of Directors. The statement requires disclosures for each segment that are similar to those currently required and geographic data by country.

     The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company's operating segments have been aggregated into three reportable segments: Automotive Wheels, Casting Products and Other. The Other category includes Commercial Highway products, Automotive Brake components, the corporate office and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in Note 2. The Company evaluates the performance of its operating segments based primarily on sales, operating profit and cash flow.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table presents revenues and other financial information by business segment for the year ended January 31, (in millions):

                                                           1999       1998       1997
                                                         --------   --------   --------
Revenues:
  Automotive Wheels....................................  $1,269.0   $  964.4   $  633.7
  Casting Products.....................................      88.6       42.5         --
  Other................................................     315.3      262.9      144.5
                                                         --------   --------   --------
          Total........................................  $1,672.9   $1,269.8   $  778.2
                                                         ========   ========   ========
Net income (loss):
  Automotive Wheels....................................  $   36.3   $   16.9   $  (69.9)
  Casting Products.....................................       4.9        1.9         --
  Other................................................       2.5       12.6       (3.0)
                                                         --------   --------   --------
          Total........................................  $   43.7   $   31.4   $  (72.9)
                                                         ========   ========   ========
Depreciation/amortization:
  Automotive Wheels....................................  $   70.1   $   51.0   $   37.0
  Casting Products.....................................       2.6        1.4         --
  Other................................................      15.1       12.9        7.4
                                                         --------   --------   --------
          Total........................................  $   87.8   $   65.3   $   44.4
                                                         ========   ========   ========
Capital expenditures:
  Automotive Wheels....................................  $  110.7   $   53.7   $   41.9
  Casting Products.....................................      10.2         --         --
  Other................................................      13.4       37.2       29.5
                                                         --------   --------   --------
          Total........................................  $  134.3   $   90.9   $   71.4
                                                         ========   ========   ========
Total assets:
  Automotive Wheels....................................  $1,877.0   $1,428.8   $  776.2
  Casting Products.....................................      98.6       85.4         --
  Other................................................     135.3      244.7      406.9
                                                         --------   --------   --------
          Total........................................  $2,110.9   $1,758.9   $1,183.1
                                                         ========   ========   ========

     The following table presents revenues and net property, plant and equipment for each of the geographic areas in which the Company operates (in millions):

                                                            1999       1998      1997
                                                          --------   --------   ------
Revenues:
  North America.........................................  $  973.5   $  912.2   $689.5
  Europe and other......................................     699.4      357.6     88.7
                                                          --------   --------   ------
          Total.........................................  $1,672.9   $1,269.8   $778.2
                                                          ========   ========   ======
Net property, plant & equipment:
  North America.........................................  $  471.2   $  399.1   $406.6
  Europe and other......................................     406.8      271.3     79.8
                                                          --------   --------   ------
          Total.........................................  $  878.0   $  670.4   $486.4
                                                          ========   ========   ======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

     A large percentage of the Company's revenues are from three automotive manufacturers. The following is a summary of the percentage of revenues from these major customers for the fiscal years ended January 31:

                                                              1999    1998    1997
                                                              -----   -----   -----
General Motors Corporation..................................  15.6%   16.6%   23.8%
Ford Motor Company..........................................  16.1%   19.1%   23.4%
DaimlerChrysler.............................................  18.1%   20.9%   26.4%

(16) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following represents the Company's quarterly results (millions of dollars, except share amounts):

                                                                        QUARTERS ENDED
                              ---------------------------------------------------------------------------------------------------
                              JANUARY 31,   OCTOBER 31,   JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,   JULY 31,   APRIL 30,
                                 1999          1998         1998       1998         1998          1997         1997       1997
                              -----------   -----------   --------   ---------   -----------   -----------   --------   ---------
Net sales...................    $432.1        $443.9       $383.0     $413.9       $371.9        $369.8       $277.9     $250.2
Gross profit................      73.1          82.7         61.9       72.1         66.5          64.8         46.8       38.0
Net income (loss)...........      10.1          19.7         (0.8)      14.7         12.0          10.9          4.7        3.8
Basic net income (loss) per
  share.....................    $ 0.33        $ 0.65       $(0.03)    $ 0.49       $ 0.40        $ 0.34       $ 0.20     $ 0.17
Diluted net income (loss)
  per share.................    $ 0.31        $ 0.62       $(0.02)    $ 0.45       $ 0.38        $ 0.34       $ 0.20     $ 0.17

(17) SUBSEQUENT EVENTS

     On February 3, 1999, the Company completed the acquisition of CMI. The purchase price for CMI was $605 million in cash, of which approximately $129 million was used to repay CMI's indebtedness existing at the time of the acquisition, and of which approximately $476 million was paid to the shareholders of CMI. The cash portion of the consideration, the refinancing of the existing CMI debt and the fees and expenses of the acquisition of CMI were financed with the proceeds of the Company's senior secured credit facilities and the issuance of the 8 1/4% Notes.

     On February 3, 1999, the Company entered into a third amended and restated credit agreement (the "Third Amended and Restated Credit Agreement") with Canadian Imperial Bank of Commerce ("CIBC") and Merrill Lynch Capital Corporation ("Merrill Lynch"), as managing agents. Pursuant to the Third Amended and Restated Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. Such term loan and revolving credit facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien on substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future foreign subsidiaries.

(18) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

     In connection with the Motor Wheel Merger and as part of the financing thereof, the Company issued and sold the 11% Notes in a public offering. The 11% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Company's domestic subsidiaries.

     In connection with the Lemmerz Acquisition, the Company issued and sold the 9 1/8% Notes in two offerings which closed June 30, 1997 ($250 million in aggregate principal amount) and July 22, 1997 ($150 million in aggregate principal amount). The 9 1/8% Notes are general unsecured obligations of the Company, ranking pari passu with the 11% Notes and are guaranteed by the same domestic subsidiaries of the Company as guaranteed the 11% Notes.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

     In anticipation of the acquisition of CMI and as part of the financing thereof, the Company issued and sold the 8 1/4% Notes in an offering under Rule 144A of the Securities Act which closed December 8, 1998. The 8 1/4% Notes are general unsecured obligations of the Company subordinated in right of payment to senior indebtedness of the Company, ranking pari passu with the 11% and the 9 1/8% Notes and senior in right of payment to any current or future subordinated indebtedness of the Company. The 8 1/4% Notes are unconditionally guaranteed, on a senior subordinated basis, as to payment of principal, premium, if any, and interest, jointly and severally by the Company's material domestic subsidiaries.

     The following condensed consolidating financial information presents:

          (1) Condensed consolidating financial statements as of January 31, 1999 and 1998 and for the twelve month periods ended January 31, 1999, 1998 and 1997, of (a) Hayes Lemmerz International, Inc., the parent (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

          (2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with guarantor and nonguarantor subsidiaries.

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

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 1999

                                                 GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                      PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                     --------   ------------   ------------   ------------   ------------
Cash and cash equivalents..........  $   23.3     $   0.1        $   27.9       $    --        $   51.3
Receivables........................      42.9        26.0           112.7            --           181.6
Inventories........................      33.1        49.8            83.7            --           166.6
Prepaid expenses and other.........       1.6         2.9            19.9          (1.6)           22.8
                                     --------     -------        --------       -------        --------
          Total current assets.....     100.9        78.8           244.2          (1.6)          422.3
Net property, plant and
  equipment........................     148.1       313.9           416.0            --           878.0
Goodwill and other assets..........     799.1       309.2           363.4        (661.1)          810.6
                                     --------     -------        --------       -------        --------
          Total assets.............  $1,048.1     $ 701.9        $1,023.6       $(662.7)       $2,110.9
                                     ========     =======        ========       =======        ========
Bank borrowings....................  $    2.6     $    --        $   42.2       $    --        $   44.8
Current portion of long-term
  debt.............................       0.2          --            12.1            --            12.3
Accounts payable and accrued
  liabilities......................      87.5       159.1           211.2          (1.1)          456.7
                                     --------     -------        --------       -------        --------
          Total current
            liabilities............      90.3       159.1           265.5          (1.1)          513.8
Long-term debt, net of current
  portion..........................     900.8          --            75.3            --           976.1
Deferred income taxes..............      (5.1)       13.0            50.5            --            58.4
Pension and other long-term
  liabilities......................      83.1        79.4           169.1          (2.5)          329.1
Minority interest..................        --         0.4            12.2            --            12.6
Parent loans.......................    (191.5)      228.7           (33.9)         (3.3)             --
                                     --------     -------        --------       -------        --------
          Total liabilities........     877.6       480.6           538.7          (6.9)        1,890.0
Common stock.......................       0.3          --              --            --             0.3
Additional paid-in capital.........     251.7       108.7           293.4        (417.0)          236.8
Retained earnings (accumulated
  deficit).........................     (59.4)      112.6           178.5        (238.8)           (7.1)
Accumulated other comprehensive
  income...........................     (22.1)         --            13.0            --            (9.1)
                                     --------     -------        --------       -------        --------
          Total stockholders'
            equity.................     170.5       221.3           484.9        (655.8)          220.9
          Total liabilities and
            stockholder's equity...  $1,048.1     $ 701.9        $1,023.6       $(662.7)       $2,110.9
                                     ========     =======        ========       =======        ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 1998

                                                 GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                      PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      -------   ------------   ------------   ------------   ------------
Cash and cash equivalents...........  $   4.6      $  0.1         $ 18.4        $    --        $   23.1
Receivables.........................     36.3        63.0          118.5             --           217.8
Inventories.........................     32.9        43.2           55.4             --           131.5
Prepaid expenses and other..........      1.5         3.3            5.4           (0.2)           10.0
                                      -------      ------         ------        -------        --------
          Total current assets......     75.3       109.6          197.7           (0.2)          382.4
Net property, plant and equipment...    158.1       234.7          277.6             --           670.4
Goodwill and other assets...........    752.2       303.6          300.8         (650.5)          706.1
                                      -------      ------         ------        -------        --------
          Total assets..............  $ 985.6      $647.9         $776.1        $(650.7)       $1,758.9
                                      =======      ======         ======        =======        ========
Bank borrowings.....................  $    --      $   --         $ 23.6        $    --        $   23.6
Current portion of long-term debt...      2.9          --           11.5             --            14.4
Accounts payable and accrued
  liabilities.......................     71.5       128.4          135.2           (0.2)          334.9
                                      -------      ------         ------        -------        --------
          Total current
            liabilities.............     74.4       128.4          170.3           (0.2)          372.9
Long-term debt, net of current
  portion...........................    841.9          --           40.7             --           882.6
Deferred income taxes...............     (7.5)       17.9           24.4             --            34.8
Pension and other long-term
  liabilities.......................     83.6        85.4          135.4           (2.9)          301.5
Minority interest...................       --         0.2            5.3            0.1             5.6
Parent loans........................   (212.5)      219.7           (7.2)            --              --
                                      -------      ------         ------        -------        --------
          Total liabilities.........    779.9       451.6          368.9           (3.0)        1,597.4
Common stock........................      0.3          --             --             --             0.3
Additional paid-in capital..........    246.9       104.5          272.9         (394.9)          229.4
Retained earnings (accumulated
  deficit)..........................    (30.6)       91.7          144.4         (256.3)          (50.8)
Accumulated other comprehensive
  income............................    (10.9)        0.1          (10.1)           3.5           (17.4)
                                      -------      ------         ------        -------        --------
          Total stockholders'
            equity..................    205.7       196.3          407.2         (647.7)          161.5
                                      -------      ------         ------        -------        --------
          Total liabilities and
            stockholders' equity....  $ 985.6      $647.9         $776.1        $(650.7)       $1,758.9
                                      =======      ======         ======        =======        ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JANUARY 31, 1999

                                                   GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                         PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                         ------   ------------   ------------   ------------   ------------
Net sales..............................  $291.1      $677.8         $715.6         $(11.6)       $1,672.9
Cost of goods sold.....................   253.7       565.2          575.8          (11.6)        1,383.1
                                         ------      ------         ------         ------        --------
  Gross profit.........................    37.4       112.6          139.8             --           289.8
Marketing, general and
  administration.......................     9.2        20.6           41.2             --            71.0
Engineering and product development....     2.6         5.6           12.0             --            20.2
Amortization of intangibles............     1.5         8.3            6.8             --            16.6
Equity in earnings of unconsolidated
  subsidiaries.........................    (0.4)         --           (0.2)            --            (0.6)
Other income, net......................    (0.7)       (0.2)          (4.5)            --            (5.4)
                                         ------      ------         ------         ------        --------
  Earnings from operations.............    25.2        78.3           84.5             --           188.0
Interest expense, net..................    37.1        48.0            9.8             --            94.9
  Earnings before taxes on income,
     minority interest, and
     extraordinary loss................   (11.9)       30.3           74.7             --            93.1
Income tax provision...................    11.9        11.8           15.4             --            39.1
                                         ------      ------         ------         ------        --------
  Earnings before minority interest and
     extraordinary loss................   (23.8)       18.5           59.3             --            54.0
Minority interest......................      --         0.2            1.8             --             2.0
                                         ------      ------         ------         ------        --------
  Earnings before extraordinary loss...   (23.8)       18.3           57.5             --            52.0
Extraordinary loss, net of tax.........     8.3          --             --             --             8.3
                                         ------      ------         ------         ------        --------
Net income.............................  $(32.1)     $ 18.3         $ 57.5         $   --        $   43.7
                                         ======      ======         ======         ======        ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JANUARY 31, 1998

                                                   GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                         PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                         ------   ------------   ------------   ------------   ------------
Net sales..............................  $354.6      $546.4         $370.0         $(1.2)        $1,269.8
Cost of goods sold.....................   288.1       463.5          303.3          (1.2)         1,053.7
                                         ------      ------         ------         -----         --------
  Gross profit.........................    66.5        82.9           66.7            --            216.1
Marketing, general and
  administration.......................    11.5        21.0           20.0            --             52.5
Engineering and product development....     1.4         6.1            4.2            --             11.7
Amortization of intangibles............     1.6         7.9            3.2            --             12.7
Equity in loss of unconsolidated
  subsidiaries.........................     5.1          --           (0.6)           --              4.5
Other income, net......................   (10.5)        3.9           (4.2)           --            (10.8)
                                         ------      ------         ------         -----         --------
  Earnings from operations.............    57.4        44.0           44.1            --            145.5
Interest expense, net..................    43.3        41.6            5.5            --             90.4
Equity in earnings of consolidated
  subsidiaries.........................    (5.0)         --             --           5.0               --
                                         ------      ------         ------         -----         --------
  Earnings before taxes on income and
     minority interest.................    19.1         2.4           38.6          (5.0)            55.1
Income tax provision...................     5.2         4.1           13.9            --             23.2
                                         ------      ------         ------         -----         --------
  Earnings before minority interest....    13.9        (1.7)          24.7          (5.0)            31.9
Minority interest......................      --          --            0.4           0.1              0.5
                                         ------      ------         ------         -----         --------
  Net income...........................  $ 13.9      $ (1.7)        $ 24.3         $(5.1)        $   31.4
                                         ======      ======         ======         =====         ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JANUARY 31, 1997

                                                 GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                      PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      -------   ------------   ------------   ------------   ------------
Net sales...........................  $ 264.9      $424.9         $91.5          $(3.1)        $ 778.2
Cost of goods sold..................    239.8       363.5          75.0           (3.1)          675.2
                                      -------      ------         -----          -----         -------
  Gross profit......................     25.1        61.4          16.5             --           103.0
Marketing, general and
  administration....................      6.2        17.5           5.1             --            28.8
Engineering and product
  development.......................      2.7         3.3           1.2             --             7.2
Amortization of intangibles.........      1.6         5.5            --                            7.1
Equity in loss of unconsolidated
  subsidiaries......................      2.5          --            --             --             2.5
Other income, net...................     (0.7)       (0.4)         (3.4)            --            (4.5)
Nonrecurring charges................    115.4          --            --             --           115.4
                                      -------      ------         -----          -----         -------
  Earnings (loss) from operations...   (102.6)       35.5          13.6             --           (53.5)
Interest expense, net...............     21.7        25.7           1.1             --            48.5
Equity in earnings of consolidated
  subsidiaries......................     (7.2)         --            --            7.2              --
                                      -------      ------         -----          -----         -------
  Earnings (loss) before taxes on
     income, minority interest and
     extraordinary loss.............   (117.1)        9.8          12.5           (7.2)         (102.0)
Income tax (benefit) provision......    (46.8)        4.5           5.6             --           (36.7)
                                      -------      ------         -----          -----         -------
  Earnings (loss) before minority
     interest and extraordinary
     loss...........................    (70.3)        5.3           6.9           (7.2)          (65.3)
Minority interest...................       --          --            --            0.2             0.2
                                      -------      ------         -----          -----         -------
  Earnings (loss) before
     extraordinary loss.............    (70.3)        5.3           6.9           (7.4)          (65.5)
Extraordinary loss, net of tax......      7.4          --            --             --             7.4
                                      -------      ------         -----          -----         -------
  Net income (loss).................  $ (77.7)     $  5.3         $ 6.9          $(7.4)        $ (72.9)
                                      =======      ======         =====          =====         =======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             AS OF JANUARY 31, 1999

                                                   GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                        PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                        -------   ------------   ------------   ------------   ------------
Cash flows provided by (used in)
  operating activities................  $ (71.8)     $ 79.7        $ 170.4           $--         $ 178.3
Cash flows from investing activities:
  Acquisition of property, plant and
     equipment........................    (18.7)      (69.0)         (46.6)          --           (134.3)
  Acquisition of tooling..............    (15.1)         --           (6.2)          --            (21.3)
  Purchase of businesses, net of
     cash.............................     (8.8)         --          (70.5)          --            (79.3)
  Other, net..........................     (9.5)       14.9          (37.3)          --            (31.9)
                                        -------      ------        -------           --          -------
  Cash used in investing activities...    (52.1)      (54.1)        (160.6)          --           (266.8)
Cash flows from financing activities:
  Net change in bank borrowings and
     revolver.........................      6.6       (34.5)          28.0           --              0.1
  Proceeds from issuance of long term
     debt.............................    250.0          --             --           --            250.0
  Proceeds from the sale of common
     stock............................      1.7          --             --           --              1.7
  Fees paid to issue long term debt...     (6.4)         --             --           --             (6.4)
  Repayment of long term debt.........   (200.5)         --             --           --           (200.5)
  Net proceeds from accounts
     receivable securitization........     73.5          --             --           --             73.5
                                        -------      ------        -------           --          -------
     Cash provided by (used in)
       financing activities...........    124.9       (34.5)          28.0           --            118.4
Increase (decrease) in parent loans
  and advances........................     17.7         8.9          (26.6)          --               --
Effect of exchange rates of cash and
  cash equivalents....................       --          --           (1.7)          --             (1.7)
                                        -------      ------        -------           --          -------
  Net increase in cash and cash
     equivalents......................     18.7          --            9.5           --             28.2
Cash and cash equivalents at beginning
  of period...........................      4.6         0.1           18.4           --             23.1
                                        -------      ------        -------           --          -------
Cash and cash equivalents at end of
  period..............................  $  23.3      $  0.1        $  27.9           $--         $  51.3
                                        =======      ======        =======           ==          =======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             AS OF JANUARY 31, 1998

                                                   GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                        PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                        -------   ------------   ------------   ------------   ------------
Cash flows provided by (used in)
  operating activities................  $ (12.2)     $ 38.5         $ 80.7         $(5.1)        $ 101.9
Cash flows from investing activities:
  Acquisition of property, plant and
     equipment........................    (30.0)      (30.9)         (30.0)           --           (90.9)
  Acquisition of tooling..............     (8.8)         --             --            --            (8.8)
  Purchase of businesses, net of
     cash.............................   (228.0)         --             --            --          (228.0)
  Other, net..........................     22.7       (18.6)         (10.5)           --            (6.4)
                                        -------      ------         ------         -----         -------
  Cash used in investing activities...   (244.1)      (49.5)         (40.5)           --          (334.1)
Cash flows from financing activities:
  Net change in bank borrowings and
     revolver.........................   (339.2)         --          (14.3)           --          (353.5)
  Proceeds from issuance of long term
     debt.............................    500.0          --             --            --           500.0
  Proceeds from the sale of common
     stock............................     77.1          --             --            --            77.1
  Fees paid to issue long term debt...    (17.0)         --             --            --           (17.0)
                                        -------      ------         ------         -----         -------
     Cash provided by (used in)
       financing activities...........    220.9          --          (14.3)           --           206.6
Increase (decrease) in parent loans
  and advances........................     (1.2)       11.7          (15.6)          5.1              --
Effect of exchange rates of cash and
  cash equivalents....................       --          --            1.2            --             1.2
                                        -------      ------         ------         -----         -------
  Net increase (decrease) in cash and
     cash equivalents.................    (36.6)        0.7           11.5            --           (24.4)
Cash and cash equivalents at beginning
  of period...........................     41.2        (0.6)           6.9            --            47.5
                                        -------      ------         ------         -----         -------
Cash and cash equivalents at end of
  period..............................  $   4.6      $  0.1         $ 18.4         $  --         $  23.1
                                        =======      ======         ======         =====         =======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             AS OF JANUARY 31, 1997

                                                     GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                          PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                          -------   ------------   ------------   ------------   ------------
Cash flows provided by (used in)
  operating activities..................  $  23.8     $  31.2         $ 16.0         $(7.4)        $  63.6
Cash flows from investing activities:
  Acquisition of property, plant and
     equipment..........................    (28.9)      (25.6)         (16.9)           --           (71.4)
  Acquisition of tooling................     (6.5)         --             --            --            (6.5)
  Purchase of businesses, net of cash
     acquired...........................      5.0          --             --            --             5.0
  Other, net............................      4.8        12.1           (1.5)           --            15.4
                                          -------     -------         ------         -----         -------
  Cash used in investing activities.....    (25.6)      (13.5)         (18.4)           --           (57.5)
Cash flows from financing activities:
  Net change in bank borrowings and
     revolver...........................    (29.5)         --           (4.1)           --           (33.6)
  Repayment of long term debt...........   (106.4)     (137.7)            --            --          (244.1)
  Proceeds from issuance of long term
     debt...............................    673.5          --             --            --           673.5
  Common stock repurchase...............   (506.1)         --             --            --          (506.1)
  Proceeds from the sale of common
     stock..............................    184.9          --             --            --           184.9
  Fees paid to issue long term debt.....    (35.0)         --             --            --           (35.0)
                                          -------     -------         ------         -----         -------
          Cash provided by (used in)
            financing activities........    181.4      (137.7)          (4.1)           --            39.6
Increase (decrease) in parent loans and
  advances..............................   (139.4)      119.3           12.7           7.4              --
Effect of exchange rates of cash and
  cash equivalents......................       --          --             --            --              --
                                          -------     -------         ------         -----         -------
  Net increase (decrease) in cash and
     cash equivalents...................     40.2        (0.7)           6.2            --            45.7
Cash and cash equivalents at beginning
  of period.............................      1.0         0.1            0.7            --             1.8
                                          -------     -------         ------         -----         -------
Cash and cash equivalents at end of
  period................................  $  41.2     $  (0.6)        $  6.9         $  --         $  47.5
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

     Management is further responsible for maintaining a system of internal accounting controls, designed to provide reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are carefully followed. From a stockholder's point of view, perhaps the most important feature in the system of control is that it is continually reviewed for its effectiveness, the careful selection and training of qualified personnel, and a program of internal audit. KPMG LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of Hayes Lemmerz International, Inc. and its subsidiaries and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards which includes reviews of various aspects of the control system and makes test checks of compliance.

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

     It is management's conclusion that the system of internal accounting controls at January 31, 1999 provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, KPMG LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.

     /s/  R. CUCUZ                             /s/  W.D. SHOVERS
     Chief Executive Officer                   Chief Financial Officer

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                    ADDITIONS
                                                       BALANCE AT   CHARGED TO                BALANCE
                                                       BEGINNING    COSTS AND                 END OF
DESCRIPTION                                             OF YEAR      EXPENSES    DEDUCTIONS    YEAR
-----------                                            ----------   ----------   ----------   -------
Year ended January 31, 1997
  Allowance for doubtful accounts....................     $0.1          2.1           --       $2.2
Year ended January 31, 1998
  Allowance for doubtful accounts....................     $2.2          2.1           --       $4.3
Year ended January 31, 1999
  Allowance for doubtful accounts....................     $4.3          0.8         (1.1)      $4.0

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Hayes Lemmerz International, Inc.:

     Under date of February 26, 1999, we reported on the consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 1999, which are included in the annual report on Form 10-K of Hayes Lemmerz International, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ KPMG LLP

Detroit, Michigan
February 26, 1999

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
(E)   2.1     Agreement and Plan of Merger, dated as of March 28, 1996,
              between the Company and MWC Holdings, Inc. ("Holdings").
(H)   2.2     Purchase Agreement, dated as of June 6, 1997, among the
              Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and
              the shareholders of Lemmerz Holding GmbH
(M)   2.3     Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL -- CMI Holding Co., CMI International, Inc.
              and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust
              Agreement dated December 2, 1981, as amended and restated.
(F)   3.1     Restated Certificate of Incorporation of the Company and
              Certificate of Correction thereof.
(F)   3.2     Amended and Restated By-Laws of the Company.
(F)   3.3     Certificate of Merger of Holdings into the Company, filed
              with the Secretary of State of Delaware on July 2, 1996.
(K)   3.4     Certificate of Amendment to Restated Certificate of
              Incorporation of the Company.
(A)   4.1     Reference is made to Exhibits 3.1 and 3.2.
(B)   4.2     Indenture, dated as of November 15, 1992, between the
              Company and Manufacturers and Traders Trust Company, as
              Trustee ($100,000,000 principal amount of 9 1/4% Senior
              Notes due 2002), including all exhibits thereto.
(B)   4.3     Form of Senior Note issued pursuant to the Indenture filed as Exhibit 4.2 hereto.
(F)   4.4     First Supplemental Indenture, dated as of June 20, 1996, to the Indenture filed as Exhibit 4.2.
(F)   4.5     Second Supplemental Indenture, dated as of June 26, 1996, to the Indenture filed as Exhibit 4.2.
(E)   4.6     Form of Subscription Agreement between the Company and the
              New Investors.
(I)   4.7     Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of
              New York as Trustee.
(J)   4.8     Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy
              Securities Corp., Merrill Lynch Pierce Fenner & Smith
              Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co.
              Inc. and Salomon Brothers Inc.
(J)   4.9     Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of
              New York as Trustee.
(J)   4.10    Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy
              Securities Corp. and Merrill Lynch Pierce Fenner & Smith
              Incorporated.
(N)   4.11    Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as
              Guarantors, and The Bank of New York, a New York banking
              corporation, as Trustee.
(N)   4.12    Registration Rights Agreement, dated as of December 14,
              1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp.,
              Credit Suisse First Boston Corporation, Merrill Lynch,
              Pierce, Fenner & Smith Incorporated, as the Initial
              Purchasers.
(A)  10.2     Tax Sharing Agreement among the Company, Kelsey-Hayes
              Company and K-H.
(B)  10.3     Conveyance and Transfer Agreement, dated as of December 15,
              1992, between the Company and Kelsey-Hayes Company.
(A)  10.5     Michigan Workers' Compensation Claims Payment Guarantee
              between the Company and Kelsey-Hayes Company.
(A)  10.6*    1992 Incentive Stock Option Plan.

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
(A)  10.7*    Long-Term Savings Plan.
(A)  10.8     Non-competition Agreement between the Company and Varity
              Corporation.
(A)  10.9*    Employment Agreement, dated February 1, 1993, between Hayes
              Wheels, S.p.A. and Giancarlo Dallera.
(C)  10.13    Project Funds Agreement, dated November 12, 1993, between
              Hayes Wheels Autokola NH, a.s. ("Autokola"), the Company and
              International Finance Corporation ("IFC").
(C)  10.14    Fee Clawback Agreement, dated November 12, 1993, between
              Autokola, the Company and IFC.
(C)  10.15    Subordination Agreement, dated November 12, 1993, between
              Autokola, Nova Hut a.s., the Company and IFC.
(C)  10.16    Investment Agreement, dated November 12, 1993, between
              Autokola and IFC.
(A)  10.17*   Employee Benefits Agreement.
(D)  10.18*   Severance Agreements, each dated November 6, 1995, between the Company and its officers and certain employees.
(E)  10.21    Registration Rights Agreement, dated as of March 28, 1996, among the Company, Varity Corporation and K-H Corporation.
(F)  10.22    Form of Indemnification Agreement between the Company and
              each of its directors (filed as Exhibit B to the
              Stockholders' Agreement filed as Exhibit 2.2).
(G)  10.23*   First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(H)  10.24    Consulting Agreement, dated as of June 6, 1997, between the
              Company and H.K.L., L.L.C.
(H)  10.25    Consulting Agreement, dated as of June 6, 1997, between the
              Company and Horst Kukwa-Lemmerz
(I)  10.26    Amended and Restated Stockholders' Agreement, dated as of
              June 30, 1997, among the Company, Joseph Littlejohn & Levy
              Fund II, L.P., Chase Equity Associates, CIBC WG Argosy
              Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and
              TSG Capital Fund II, L.P. and the shareholders of Lemmerz
              Holding GmbH.
(L)  10.28*   Managing Director's Service Agreement, dated September 25,
              1997, between Hayes Lemmerz Holding GmbH and Klaus Junger.
(N)  10.29    Third Amended and Restated Credit Agreement, dated as of
              February 3, 1999, among the Company, as Borrower, the
              several banks and other financial institutions from time to time Parties thereto, as Lenders, Canadian Imperial Bank of
              Commerce, as Administrative Agent and Co-Lead Arranger,
              Credit Suisse First Boston, as Syndication Agent and Co-Lead
              Arranger, Merrill Lynch Capital Corporation, as
              Co-Documentation Agent, and Dresdner Bank AG, as
              Co-Documentation Agent and European Swing Administrator.
(O)  12       Computation of Ratios.
(O)  21.1     Subsidiaries of the Company.
(O)  23       Consent of KPMG LLP.
(O)  24       Powers of Attorney.
(O)  27       Financial Data Schedule.

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

(I) Incorporated by reference from the Company's Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(J) Incorporated by reference from the Company's Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(K) Incorporated by reference from the Company's Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(L) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998, filed with the SEC.

(M) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(N) Incorporated by reference from the Company's Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(O) Filed herewith.

*     Denotes a compensatory plan, contract or arrangement.

     The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.