Form 10-Q
period 1999-04-30
HAYES LEMMERZ INTERNATIONAL INC
filed 1999-06-14
CIK 893670

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 14, 1999, WAS 30,335,375 SHARES.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HAYES LEMMERZ INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I. FINANCIAL INFORMATION:
  Item 1.    Financial Statements
             Consolidated Statements of Operations.......................      3
             Consolidated Balance Sheets.................................      4
             Consolidated Statements of Cash Flows.......................      5
             Notes to Consolidated Financial Statements..................      6
  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     15
  Item 3.    Quantitative and Qualitative Disclosures About Market
             Risk........................................................     17
PART II. OTHER INFORMATION:
  Item 1.    Legal Proceedings...........................................     18
  Item 2.    Changes in Registered Securities............................     18
  Item 3.    Defaults upon Senior Securities.............................     18
  Item 4.    Submission of Matters to a Vote of Security Holders.........     18
  Item 5.    Other Information...........................................     18
  Item 6.    (a) Exhibits................................................     18
  Item 6.    (b) Reports on Form 8-K.....................................     18
  Signatures.............................................................     19

     UNLESS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" MEAN HAYES LEMMERZ INTERNATIONAL, INC., AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY'S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 1999 MEANS THE PERIOD BEGINNING FEBRUARY 1, 1999, AND ENDING JANUARY 31, 2000). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY'S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY'S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY'S MONEY; AND (5) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     APRIL 30,
                                                                -------------------
                                                                 1999         1998
                                                                 ----         ----
Net sales...................................................    $587.9       $413.9
Cost of goods sold..........................................     481.8        341.8
                                                                ------       ------
     Gross profit...........................................     106.1         72.1
Marketing, general and administration.......................      24.5         15.2
Engineering and product development.........................       6.2          4.4
Amortization of intangible assets...........................       7.0          3.9
Equity in loss of subsidiary................................       0.3           --
Other income, net...........................................      (0.7)        (1.3)
                                                                ------       ------
     Earnings from operations...............................      68.8         49.9
Interest expense, net.......................................      39.5         24.2
                                                                ------       ------
     Earnings before taxes on income and minority
      interest..............................................      29.3         25.7
Income tax provision........................................      12.6         10.8
                                                                ------       ------
     Earnings before minority interest......................      16.7         14.9
Minority interest...........................................       0.4          0.2
                                                                ------       ------
     Net income.............................................    $ 16.3       $ 14.7
                                                                ======       ======
Basic net income per share..................................    $ 0.54       $ 0.49
                                                                ======       ======
Diluted net income per share................................    $ 0.51       $ 0.45
                                                                ======       ======

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (MILLIONS OF DOLLARS)

                                                                 APRIL 30,     JANUARY 31,
                                                                   1999           1999
                                                                 ---------     -----------
                                                                (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $  107.7       $   51.3
  Receivables (less allowance of $6.3 million at April 30,
     1999 and $4.0 million at January 31, 1999).............        259.3          181.6
  Inventories (Note 4)......................................        183.9          166.6
  Prepaid expenses and other................................         10.9           22.8
                                                                 --------       --------
       Total current assets.................................        561.8          422.3
  Property, plant and equipment, net (Note 5)...............      1,073.6          878.0
  Goodwill and other assets.................................      1,157.7          810.6
                                                                 --------       --------
       Total assets.........................................     $2,793.1       $2,110.9
                                                                 ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings...........................................     $  108.5       $   44.8
  Current portion of long-term debt.........................         15.0           12.3
  Accounts payable and accrued liabilities..................        476.1          456.7
                                                                 --------       --------
       Total current liabilities............................        599.6          513.8
  Long-term debt............................................      1,600.7          976.1
  Deferred income taxes.....................................         87.1           58.4
  Pension and other long-term liabilities...................        299.9          329.1
  Minority interest.........................................         12.8           12.6
                                                                 --------       --------
       Total liabilities....................................      2,600.1        1,890.0
Commitments and contingencies (Note 8):
Stockholders' equity:
  Preferred stock, 25,000,000 shares authorized, none issued
     or outstanding.........................................           --             --
  Common stock, par value $0.01 per share:
     Voting -- authorized 99,000,000; issued and
      outstanding, 27,675,209 at April 30, 1999 and January
      31, 1999..............................................          0.3            0.3
     Nonvoting -- authorized 5,000,000; issued and
      outstanding, 2,649,026 at April 30, 1999 and January
      31, 1999..............................................           --             --
  Additional paid in capital................................        236.8          236.8
  Retained earnings (accumulated deficit)...................          9.2           (7.1)
  Accumulated other comprehensive income....................        (53.3)          (9.1)
                                                                 --------       --------
       Total stockholders' equity...........................        193.0          220.9
                                                                 --------       --------
       Total liabilities and stockholders' equity...........     $2,793.1       $2,110.9
                                                                 ========       ========

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     APRIL 30,
                                                                -------------------
                                                                 1999         1998
                                                                 ----         ----
Cash flows from operating activities:
  Net income................................................    $  16.3      $ 14.7
  Adjustments to reconcile net income to net cash used for
     operating activities:
     Depreciation and tooling amortization..................       27.8        15.8
     Amortization of intangibles............................        6.9         4.2
     Amortization of deferred financing fees................        2.5         1.6
     Increase in deferred taxes.............................        8.7         7.4
     Changes in operating assets and liabilities that
      increase (decrease) cash flows:
       Receivables..........................................      (72.6)      (20.7)
       Inventories..........................................       (1.1)      (10.7)
       Prepaid expenses and other...........................       10.4         2.4
       Accounts payable and accrued liabilities.............      (20.7)      (13.1)
       Other long-term liabilities..........................      (17.8)      (11.3)
                                                                -------      ------
          Cash used for operating activities................      (39.6)       (9.7)
Cash flows from investing activities:
     Acquisition of property, plant and equipment...........      (26.2)      (31.5)
     Tooling expenditures...................................       (4.8)       (5.2)
     Proceeds from assumption of future commitments in
      acquisitions..........................................         --        12.0
     Purchase of business...................................     (605.0)         --
     Other, net.............................................       (5.6)       13.5
                                                                -------      ------
          Cash used for investing activities................     (641.6)      (11.2)
Cash flows from financing activities:
     Increase (decrease) in bank borrowings and revolver....      703.0       (63.8)
     Fees paid to issue long term debt......................      (15.0)         --
     Net proceeds under accounts receivable securitization
      program...............................................       46.6        87.2
                                                                -------      ------
          Cash provided by financing activities.............      734.6        23.4
Effect of exchange rate changes on cash and cash
  equivalents...............................................        3.0         0.2
                                                                -------      ------
          Increase in cash and cash equivalents.............       56.4         2.7
Cash and cash equivalents at beginning of year..............       51.3        23.1
                                                                -------      ------
Cash and cash equivalents at end of period..................    $ 107.7      $ 25.8
                                                                =======      ======
Supplemental data:
     Cash paid for interest.................................    $   5.5      $ 11.5
     Cash paid for income taxes.............................    $   2.7      $  1.8

          See accompanying notes to consolidated financial statements.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(1) BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 1999, and January 31, 1999, and the results of its operations and cash flows for the three months ended April 30, 1999 and 1998. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2) ACQUISITIONS

     On February 3, 1999, the Company completed the acquisition of CMI International Inc. ("CMI"). The purchase price for CMI was $605 million in cash, of which approximately $129 million was used to repay CMI's outstanding indebtedness existing at the time of the acquisition, and of which approximately $476 million was paid to the shareholders of CMI. The cash portion of the consideration, the refinancing of the existing CMI debt and the fees and expenses of the acquisition of CMI were financed with the proceeds of the Company's senior secured credit facilities and the issuance of the 8 1/4% Senior Subordinated Notes (the "8 1/4% Notes").

     The following unaudited pro forma financial data illustrates the estimated effects as if the above mentioned acquisition had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization, depreciation, interest expense and the related income tax effects.

                                                                  THREE MONTHS
                                                                     ENDED
                                                                    APRIL 30
                                                                ----------------
                                                                 1999      1998
                                                                 ----      ----
Sales.......................................................    $587.9    $597.7
Net income..................................................    $ 16.3    $ 13.2
Basic net income per share..................................    $ 0.54    $ 0.44
Diluted net income per share................................    $ 0.51    $ 0.42

(3) SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5. "Reporting the Costs of Start-Up Activities." SOP 98-5 is effective January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The Company adopted this standard on February 1, 1999 and adoption did not have a material impact on the Company's results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(3) SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)
item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company anticipates adopting this standard in its fiscal year 2000 and does not anticipate a material impact on the Company's financial position or results of operations when adopted.

(4) INVENTORIES

     The major classes of inventory are as follows:

                                                               APRIL 30,    JANUARY 31,
                                                                 1999          1999
                                                               ---------    -----------
Raw materials..............................................     $ 66.0        $ 65.2
Work-in-process............................................       58.4          48.8
Finished goods.............................................       59.5          52.6
                                                                ------        ------
     Total.................................................     $183.9        $166.6
                                                                ======        ======

(5) PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment are as follows:

                                                              APRIL 30,    JANUARY 31,
                                                                1999          1999
                                                              ---------    -----------
Land......................................................    $   23.8      $   24.9
Buildings.................................................       240.3         201.1
Machinery and equipment...................................     1,017.0         832.8
                                                              --------      --------
                                                               1,281.1       1,058.8
Accumulated depreciation..................................      (207.5)       (180.8)
                                                              --------      --------
     Net property, plant and equipment....................    $1,073.6      $  878.0
                                                              ========      ========

(6) EARNINGS PER SHARE

     SFAS No. 128, "Earnings per Share" ("EPS") requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is computed using only the weighted average shares outstanding, while diluted EPS is computed considering the dilutive effect of options and warrants.

     Shares outstanding for the three months ended April 30, 1999 and 1998 are as follows:

                                                             APRIL 30,       APRIL 30,
                                                               1999            1998
                                                             ---------       ---------
Weighted average shares outstanding......................     30,324          30,090
Dilutive effect of options and warrants..................      1,386           2,340
                                                              ------          ------
     Diluted shares outstanding..........................     31,710          32,430
                                                              ======          ======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(7) COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.

     The components of comprehensive income for the three months ended April 30, 1999 and 1998 are as follows:

                                                                APRIL 30,    APRIL 30,
                                                                  1999         1998
                                                                ---------    ---------
Net Income..................................................     $ 16.3        $14.7
Cumulative translation adjustments..........................      (44.2)        (7.3)
                                                                 ------        -----
     Total comprehensive income.............................     $(27.9)       $ 7.4
                                                                 ======        =====

     In January 1999, the Brazilian Real experienced a significant devaluation relative to the U.S. dollar. The result of this devaluation is reflected as a component of cumulative translation adjustments.

(8) COMMITMENTS AND CONTINGENCIES

     At April 30, 1999, management believes that the Company was in compliance with its various financial covenants. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending April 30, 2000.

     The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

(9) SEGMENT REPORTING

     The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company's operating segments have been aggregated into three reportable segments: Automotive Wheels, Cast Components and Other. The Other category includes Commercial Highway products, the corporate office and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

     The following table presents revenues and other financial information by business segment for the three months ended April 30,

                                                   REVENUE           NET INCOME          TOTAL ASSETS
                                               ----------------    --------------    --------------------
                                                1999      1998     1999     1998       1999        1998
                                                ----      ----     ----     ----       ----        ----
Automotive Wheels..........................    $338.9    $313.6    $13.2    $11.1    $1,998.3    $1,455.7
Cast Components............................     191.3      50.4      3.2      2.8       908.7       198.1
Other......................................      57.7      49.9     (0.1)     0.8      (113.9)       94.3
                                               ------    ------    -----    -----    --------    --------
          Total............................    $587.9    $413.9    $16.3    $14.7    $2,793.1    $1,748.1
                                               ======    ======    =====    =====    ========    ========

(10) RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(11) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

     In connection with the Company's merger with Motor Wheel and as part of the financing thereof, the Company issued and sold $250 million in aggregate principal amount of its 11% senior subordinated notes due 2006 (the "11% Notes") in a public offering. The 11% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Company's domestic subsidiaries.

     In connection with the Company's acquisition of Lemmerz Holding GmbH on June 30, 1997 (the "Lemmerz Acquisition"), the Company issued and sold $400 million in aggregate principal amount of its 9 1/8% senior subordinated notes due 2007 (the "9 1/8% Notes"). The 9 1/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Company's domestic subsidiaries.

     In anticipation of the acquisition of CMI and as part of the financing thereof, the Company issued and sold $250 million in aggregate principal amount of the 8 1/4% Notes. The 8 1/4% Notes are general unsecured obligations of the Company subordinated in right of payment to senior indebtedness of the Company ranking pari passu with the 11% and the 9 1/8% Notes and senior in right of payment to any current or future subordinated indebtedness of the Company. The 8 1/4% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Company's domestic subsidiaries.

     The following condensed consolidating financial information presents:

     (1) Condensed consolidating financial statements as of April 30, 1999 and January 31, 1999 and for the three month periods ended April 30, 1999 and 1998, of (a) Hayes Lemmerz International, Inc., the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

     (2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

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

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(11) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF APRIL 30, 1999

                                                      GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                          PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                          ------     ------------    ------------    ------------    ------------
Cash and cash equivalents............    $   82.9       $  0.2         $   24.6       $      --        $  107.7
Receivables..........................        17.5         11.4            230.4              --           259.3
Inventories..........................        31.9         47.6            104.4              --           183.9
Prepaid expenses and other...........         1.9          3.7              7.3            (2.0)           10.9
                                         --------       ------         --------       ---------        --------
     Total current assets............       134.2         62.9            366.7            (2.0)          561.8
Net property, plant and equipment....       150.0        314.4            609.2              --         1,073.6
Goodwill and other assets............     1,417.1        308.1            698.6        (1,266.1)        1,157.7
                                         --------       ------         --------       ---------        --------
     Total assets....................    $1,701.3       $685.4         $1,674.5       $(1,268.1)       $2,793.1
                                         ========       ======         ========       =========        ========
Bank borrowings......................    $    2.5       $   --         $  106.0       $      --        $  108.5
Current portion of long-term debt....         0.2           --             14.8              --            15.0
Accounts payable and accrued
  liabilities........................       105.7        104.3            277.7           (11.6)          476.1
                                         --------       ------         --------       ---------        --------
     Total current liabilities.......       108.4        104.3            398.5           (11.6)          599.6
Long-term debt, net of current
  portion............................     1,562.2           --             38.5              --         1,600.7
Deferred income taxes................        (5.1)        28.5             63.7              --            87.1
Pension and other long-term
  liabilities........................        78.6         70.9            152.9            (2.5)          299.9
Minority interest....................          --          0.3             12.5              --            12.8
Parent loans.........................      (229.4)       253.9            (31.3)            6.8              --
                                         --------       ------         --------       ---------        --------
     Total liabilities...............     1,514.7        457.9            634.8            (7.3)        2,600.1
Common stock.........................         0.3           --               --              --             0.3
Additional paid-in capital...........       251.7        108.7            836.2          (959.8)          236.8
Retained earnings (accumulated
  deficit)...........................       (56.4)       118.8            247.8          (301.0)            9.2
Accumulated other comprehensive
  income.............................        (9.0)          --            (44.3)             --           (53.3)
                                         --------       ------         --------       ---------        --------
     Total stockholders' equity......       186.6        227.5          1,039.7        (1,260.8)          193.0
                                         --------       ------         --------       ---------        --------
     Total liabilities and
       stockholder's equity..........    $1,701.3       $685.4         $1,674.5       $(1,268.1)       $2,793.1
                                         ========       ======         ========       =========        ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(11) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 1999

                                                      GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                           PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                           ------    ------------   ------------   ------------   ------------
Cash and cash equivalents...............  $   23.3      $  0.1        $   27.9       $    --        $   51.3
Receivables.............................      42.9        26.0           112.7            --           181.6
Inventories.............................      33.1        49.8            83.7            --           166.6
Prepaid expenses and other..............       1.6         2.9            19.9          (1.6)           22.8
                                          --------      ------        --------       -------        --------
     Total current assets...............     100.9        78.8           244.2          (1.6)          422.3
Net property, plant and equipment.......     148.1       313.9           416.0            --           878.0
Goodwill and other assets...............     799.1       309.2           363.4        (661.1)          810.6
                                          --------      ------        --------       -------        --------
     Total assets.......................  $1,048.1      $701.9        $1,023.6       $(662.7)       $2,110.9
                                          ========      ======        ========       =======        ========
Bank borrowings.........................  $    2.6      $   --        $   42.2       $    --        $   44.8
Current portion of long-term debt.......       0.2          --            12.1            --            12.3
Accounts payable and accrued
  liabilities...........................      87.5       159.1           211.2          (1.1)          456.7
                                          --------      ------        --------       -------        --------
     Total current liabilities..........      90.3       159.1           265.5          (1.1)          513.8
Long-term debt, net of current
  portion...............................     900.8          --            75.3            --           976.1
Deferred income taxes...................      (5.1)       13.0            50.5            --            58.4
Pension and other long-term
  liabilities...........................      83.1        79.4           169.1          (2.5)          329.1
Minority interest.......................        --         0.4            12.2            --            12.6
Parent loans............................    (191.5)      228.7           (33.9)         (3.3)             --
                                          --------      ------        --------       -------        --------
     Total liabilities..................     877.6       480.6           538.7          (6.9)        1,890.0
Common stock............................       0.3          --              --            --             0.3
Additional paid-in capital..............     251.7       108.7           293.4        (417.0)          236.8
Retained earnings (accumulated
  deficit)..............................     (59.4)      112.6           178.5        (238.8)           (7.1)
Accumulated other comprehensive
  income................................     (22.1)         --            13.0            --            (9.1)
                                          --------      ------        --------       -------        --------
     Total stockholders' equity.........     170.5       221.3           484.9        (655.8)          220.9
                                          --------      ------        --------       -------        --------
     Total liabilities and stockholder's
       equity...........................  $1,048.1      $701.9        $1,023.6       $(662.7)       $2,110.9
                                          ========      ======        ========       =======        ========

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(11) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE QUARTER ENDED APRIL 30, 1999

                                                        GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                             PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                             ------    ------------    ------------    ------------    ------------
Net sales................................    $89.4        $191.0          $311.2          $ (3.7)         $587.9
Cost of goods sold.......................     74.9         157.5           253.1            (3.7)          481.8
                                             -----        ------          ------          ------          ------
  Gross profit...........................     14.5          33.5            58.1              --           106.1
Marketing, general and administration....      1.4           5.9            17.2              --            24.5
Engineering and product development......      1.9           1.7             2.6              --             6.2
Amortization of intangibles..............      0.4           2.1             4.5              --             7.0
Equity in earnings of unconsolidated
  subsidiaries...........................      0.3            --              --              --             0.3
Other income, net........................     (0.2)           --            (0.5)             --            (0.7)
                                             -----        ------          ------          ------          ------
  Earnings from operations...............     10.7          23.8            34.3              --            68.8
Interest expense, net....................      8.1          13.6            17.8              --            39.5
  Earnings before taxes on income, and
     minority interest...................      2.6          10.2            16.5              --            29.3
Income tax provision (benefit)...........     (0.4)          4.0             9.0              --            12.6
                                             -----        ------          ------          ------          ------
  Earnings before minority interest......      3.0           6.2             7.5              --            16.7
Minority interest........................       --            --             0.4              --             0.4
                                             -----        ------          ------          ------          ------
Net income...............................    $ 3.0        $  6.2          $  7.1          $   --          $ 16.3
                                             =====        ======          ======          ======          ======

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE QUARTER ENDED APRIL 30, 1998

                                                       GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------    ------------    ------------    ------------    ------------
Net sales...............................    $73.2        $183.2          $159.3          $(1.8)          $413.9
Cost of goods sold......................     63.0         152.2           128.4           (1.8)           341.8
                                            -----        ------          ------          -----           ------
  Gross profit..........................     10.2          31.0            30.9             --             72.1
Marketing, general and administration...      2.4           4.9             7.9             --             15.2
Engineering and product development.....      0.3           1.4             2.7             --              4.4
Amortization of intangibles.............      0.3           2.1             1.5             --              3.9
Other expense (income), net.............     (0.6)          0.1            (0.8)            --             (1.3)
                                            -----        ------          ------          -----           ------
  Earnings from operations..............      7.8          22.5            19.6             --             49.9
Interest expense, net...................     11.3          12.0             0.9             --             24.2
Earnings (loss) before taxes on income
  and minority interest.................     (3.5)         10.5            18.7             --             25.7
Income tax provision....................      4.5           4.2             2.1             --             10.8
                                            -----        ------          ------          -----           ------
  Earnings before minority interest.....     (8.0)          6.3            16.6             --             14.9
Minority interest.......................       --           0.1             0.1             --              0.2
                                            -----        ------          ------          -----           ------
  Net income (loss).....................    $(8.0)       $  6.2          $ 16.5          $  --           $ 14.7
                                            =====        ======          ======          =====           ======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(11) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDED APRIL 30, 1999

                                                       GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                           PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                           ------     ------------    ------------    ------------    ------------
Cash flows provided by (used for)
  operating activities.................    $  21.5       $(16.6)         $(44.5)          $ --           $(39.6)
Cash flows from investing activities:
  Acquisition of property, plant and
     equipment.........................       (0.8)       (13.2)          (12.2)            --            (26.2)
  Acquisition of tooling...............       (4.8)          --              --             --             (4.8)
  Purchase of business.................     (605.0)          --              --             --           (605.0)
  Other, net...........................       (6.2)         4.5            (3.9)            --             (5.6)
                                           -------       ------          ------           ----           ------
  Cash used for investing activities...     (616.8)        (8.7)          (16.1)            --           (641.6)
Cash flows from financing activities:
  Net change in bank borrowings and
     revolver..........................      661.3           --            41.7             --            703.0
  Fees paid to issue long term debt....      (15.0)          --              --             --            (15.0)
  Net proceeds from accounts receivable
     securitization....................       46.6           --              --             --             46.6
                                           -------       ------          ------           ----           ------
     Cash provided by financing
       activities......................      692.9           --            41.7             --            734.6
Increase (decrease) in parent loans and
  advances.............................      (37.9)        25.2            12.7             --               --
Effect of exchange rates of cash and
  cash equivalents.....................         --           --             3.0             --              3.0
  Net increase (decrease) in cash and
     cash equivalents..................       59.7         (0.1)           (3.2)            --             56.4
Cash and cash equivalents at beginning
  of period............................       23.3          0.1            27.9             --             51.3
                                           -------       ------          ------           ----           ------
Cash and cash equivalents at end of
  period...............................    $  83.0       $   --          $ 24.7           $ --           $107.7
                                           =======       ======          ======           ====           ======

               HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)
                 (MILLIONS OF DOLLARS, UNLESS OTHERWISE STATED)

(11) GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDED APRIL 30, 1998

                                                      GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                           PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                           ------    ------------    ------------    ------------    ------------
Cash flows provided by (used for)
  operating activities.................    $(24.7)      $ 32.7          $(17.7)          $ --           $ (9.7)
Cash flows from investing activities:
  Acquisition of property, plant and
     equipment.........................      (9.5)       (11.1)          (10.9)            --            (31.5)
  Acquisition of tooling...............      (5.2)          --              --             --             (5.2)
  Proceeds from assumption of future
     commitments in acquisition........      12.0           --              --             --             12.0
  Other, net...........................      (5.6)        14.0             5.1             --             13.5
                                           ------       ------          ------           ----           ------
  Cash provided by (used for) investing
     activities........................      (8.3)         2.9            (5.8)            --            (11.2)
Cash flows from financing activities:
  Net change in bank borrowings and
     revolver..........................     (21.4)       (34.5)           (7.9)            --            (63.8)
  Net proceeds under accounts
     receivable securitization
     Program...........................      87.2           --              --             --             87.2
                                           ------       ------          ------           ----           ------
     Cash provided by (used for)
       financing activities............      65.8        (34.5)           (7.9)            --             23.4
Increase (decrease) in parent loans and
  advances.............................     (37.4)        (1.3)           38.7             --               --
Effect of exchange rates of cash and
  cash equivalents.....................        --           --             0.2             --              0.2
                                           ------       ------          ------           ----           ------
  Net increase (decrease) in cash and
     cash equivalents..................      (4.6)        (0.2)            7.5             --              2.7
Cash and cash equivalents at beginning
  of period............................       4.6          0.1            18.4             --             23.1
                                           ------       ------          ------           ----           ------
Cash and cash equivalents at end of
  period...............................    $   --       $ (0.1)         $ 25.9           $ --           $ 25.8
                                           ======       ======          ======           ====           ======

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended April 30, 1999 Compared to the Three Months Ended April 30, 1998

     The Company's net sales for the first quarter of fiscal 1999 were $587.9 million, an increase of 42.0% as compared to net sales of $413.9 million for the first quarter of fiscal 1998. This increase was due to the additional sales contributed by CMI, which was acquired effective February 3, 1999, the additional sales contributed by the acquisitions of Alumitech, Borlem, MIN-CER, N.F. Die and Kalyani (the "1998 acquisitions"), and higher sales in the North American Aluminum Wheel group. These sales increases were partially offset by lower selling prices due to the pass through of lower aluminum costs.

     The Company's gross profit for the first quarter of fiscal 1999 increased to $106.1 million or 18.1% of net sales as compared to $72.1 million or 17.4% of net sales for the first quarter of fiscal 1998. This increase in margin was attributable to the increased revenues and improved productivity in the majority of the Company's businesses.

     Marketing, general and administrative expenses were $24.5 million or 4.2% of net sales for the first quarter of fiscal 1999 as compared to $15.2 million or 3.7% of net sales for the same period of fiscal 1998. This increase was attributable to additional costs incurred as a result of the CMI and 1998 acquisitions. The Company believes that marketing, general and administrative costs as a percent of net sales will improve as the expected synergies are realized as a result of these acquisitions.

     Engineering and product development costs were $6.2 million or 1.1% of net sales for the first quarter of fiscal 1999 as compared to $4.4 million or 1.0% of net sales for the first quarter of fiscal 1998. These increases were attributable to additional costs incurred as a result of the CMI and 1998 acquisitions. The Company believes that as these costs increase, engineering and product development costs as a percent of sales, however will improve as expected savings are realized as a result of these acquisitions.

     Amortization of intangibles increased by $3.1 million to $7.0 million for the first quarter of fiscal 1999. This increase is attributable to the increased goodwill recognized as a result of the CMI and 1998 acquisitions.

     Interest expense was $39.5 million for the first quarter of fiscal 1999, an increase of $15.3 million over the same period of fiscal 1998 of $24.2 million. This increase was due to the increase in debt as a result of the CMI and 1998 acquisitions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations used $39.6 million in cash during the first quarter of fiscal 1999, a decrease of $29.9 million as compared to the same period of fiscal 1998. This decrease in cash flow was attributable primarily to additional working capital assumed as a result of the acquisition of CMI and the effect of the level of accounts receivable securitization which is used as a financing source.

     Capital expenditures for the quarter amounted to $26.2 million. These expenditures were primarily for additional machinery and equipment to improve productivity, increase production capacity and to meet expected requirements for our products. The Company anticipates capital expenditures for fiscal 1999 will be approximately $200.0 million relating primarily to new vehicle platforms, cost reduction programs and the funding of new programs associated with the acquisition of CMI.

     On February 3, 1999, the Company entered into a third amended and restated credit agreement (the "Third Amended and Restated Credit Agreement") with Canadian Imperial Bank of Commerce ("CIBC") and Merrill Lynch Capital Corporation ("Merrill Lynch"), as managing agents. Pursuant to the Third Amended and Restated Credit Agreement, a syndicate of lenders agreed to lend the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. Such term loan and revolving credit facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company's existing and future domestic subsidiaries and 65% of the shares of certain of our existing and future foreign subsidiaries. As of April 30, 1999, there was $450.0 million outstanding under the term loan facilities and $396.5 million available under the revolving facility.

     In April 1998, the Company entered into a three-year agreement pursuant to which the Company and certain of its subsidiaries sold, and will continue to sell on an on-going basis, a portion of their accounts receivable to Hayes Lemmerz Funding Corporation ("Funding Co."), a wholly owned subsidiary. Accordingly, the Company and its subsidiaries, irrevocably and without recourse, transferred and will transfer substantially all of the U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and will sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has collection and administrative responsibilities with respect to all the receivables which are sold.

     At April 30, 1999, management believes that the Company was in compliance with the various covenants under the agreements pursuant to which it may borrow money. Management expects that the Company will remain in material compliance with these covenants through the period ending April 30, 2000.

OTHER MATTERS

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

     As of April 30, 1999, the costs incurred directly related to becoming year 2000 compliant were approximately $3.0 million and the costs which are expected to be incurred subsequent to April 30, 1999 are approximately $2.4 million. The year 2000 remediation effort has not postponed any IT projects, the delay of which would have a material adverse effect on the business, financial condition or results of operations.

     The Company is not entirely year 2000 compliant at this time, but has targeted the end of the third quarter of fiscal 1999 to have all critical business and production processes ready. Although the Company is striving to be completely year 2000 compliant, year 2000 issues may still negatively affect the Company. Based on progress to date, management believes that such impact, if any, will not have a material adverse impact on the business, financial condition or results of operations. The Company cannot guarantee that this will be so.

     Although the Company has contacted critical suppliers, customers and key service providers to determine their level of year 2000 compliance, a lack of year 2000 readiness at these companies could adversely impact the Company's operations. The Company has developed a program for monitoring year 2000 risk in its supply chain and have mailed "Supplier Year 2000 Self-Assessment" questionnaires to all critical suppliers and key service providers. The full extent of any such adverse impact (if any) is impossible to determine. The

Company is attempting to mitigate any possible adverse impact by identifying alternate suppliers where possible. The Company may also increase inventory of crucial materials in anticipation of possible disruptions.

     The Company has developed contingency plans for all critical business and production processes which the Company believes will help to minimize its year 2000 risk.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period ended April 30, 1999, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

                           PART II OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN REGISTERED SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     27 -- Financial Data Schedule

     (b) Reports of Form 8-K

     During the fiscal quarter ended April 30, 1999, the Company filed a Current Report on Form 8-K with the SEC on February 18, 1999.

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

                                          HAYES LEMMERZ INTERNATIONAL, INC.

                                          By:      /s/ D. N. VERMILYA
                                            ------------------------------------
                                            D. N. Vermilya
                                            Corporate Controller and Chief
                                              Accounting Officer

June 14, 1999

                                 Exhibit Index
                                 -------------




Exhibit No.                              Description
-----------                              -----------
   27                                  Financial Data Schedule