Form 10-Q
period 1999-07-31
HAYES LEMMERZ INTERNATIONAL INC
filed 1999-09-14
CIK 893670

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 1-11592

HAYES LEMMERZ INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or other Jurisdiction of
Incorporation or Organization)
13-3384636
(IRS Employer Identification No.)

15300 CENTENNIAL DRIVE

NORTHVILLE, MICHIGAN 48167
(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code: (734) 737-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

     The number of shares of common stock outstanding as of September 14, 1999, was 30,336,695 shares.

HAYES LEMMERZ INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

      UNLESS OTHERWISE INDICATED, REFERENCES TO THE “COMPANY” MEAN HAYES LEMMERZ INTERNATIONAL, INC., AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY’S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 1999 MEANS THE PERIOD BEGINNING FEBRUARY 1, 1999, AND ENDING JANUARY 31, 2000). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY’S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY’S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY’S FINANCIAL STRUCTURE AND THE COMPANY’S COST OF CAPITAL AND BORROWED MONEY; AND (5) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Millions of dollars, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	1999	1998	1999	1998

Net sales	$544.4	$383.0	$1,132.3	$796.9

Cost of goods sold	450.3	321.1	932.1	662.9

Gross profit	94.1	61.9	200.2	134.0

Marketing, general and administration	24.4	16.8	48.9	32.0

Engineering and product development	5.0	5.6	11.2	10.0

Amortization of intangibles	6.8	4.2	13.8	8.1

Other income	(3.1)	(1.4)	(3.8)	(2.1)

Equity in earnings of unconsolidated subsidiaries	(1.6)	(0.4)	(1.3)	(1.0)

Earnings from operations	62.6	37.1	131.4	87.0

Interest expense, net	38.5	22.8	78.0	47.0

Earnings before taxes on income, minority interest and extraordinary loss	24.1	14.3	53.4	40.0

Income tax provision	10.3	6.0	22.9	16.8

Earnings before minority interest and extraordinary loss	13.8	8.3	30.5	23.2

Minority interest	0.5	0.8	0.9	1.0

Earnings before extraordinary loss	13.3	7.5	29.6	22.2

Extraordinary loss, net of tax of $6.0	—	(8.3)	—	(8.3)

Net income (loss)	$13.3	$(0.8)	$29.6	$13.9

Basic earnings per share information:

Earnings before extraordinary loss	$0.44	$0.25	$0.98	$0.74

Extraordinary loss, net of tax	—	(0.28)	—	(0.28)

Basic net income (loss) per share	$0.44	$(0.03)	$0.98	$0.46

Diluted earnings per share information:

Earnings before extraordinary loss	$0.41	$0.23	$0.93	$0.68

Extraordinary loss, net of tax	—	(0.25)	—	(0.25)

Diluted net income (loss) per share	$0.41	$(0.02)	$0.93	$0.43

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Millions of Dollars)

	July 31,	January 31,
	1999	1999

	(Unaudited)

Assets

Current assets:

Cash and cash equivalents	$40.9	$51.3

Receivables (less allowance of $6.3 million at July 31, 1999 and $4.0 million at January 31, 1999)	178.5	181.6

Inventory	195.3	166.6

Prepaid expenses and other	16.9	22.8

Total current assets	431.6	422.3

Property, plant and equipment, net	1,099.3	878.0

Goodwill and other assets	1,154.7	810.6

Total assets	$2,685.6	$2,110.9

Liabilities and Stockholders’ Equity

Current liabilities:

Bank borrowings	$102.5	$44.8

Current portion of long-term debt	11.3	12.3

Accounts payable and accrued liabilities	453.7	456.7

Total current liabilities	567.5	513.8

Long-term debt	1,490.0	976.1

Pension and other long-term liabilities	326.1	329.1

Deferred income taxes	88.7	58.4

Minority interest	12.8	12.6

Total liabilities	2,485.1	1,890.0

Commitments and contingencies:

Stockholders’ equity:

Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.01 per share:

Voting — authorized 99,000,000 shares; issued and outstanding 27,687,669 at July 31, 1999 and 27,675,209 at January 31, 1999	0.3	0.3

Nonvoting — authorized 5,000,000 shares; issued and outstanding, 2,649,026 at July 31, 1999 and January 31, 1999	—	—

Additional paid in capital	237.0	236.8

Retained earnings (accumulated deficit)	22.5	(7.1)

Accumulated other comprehensive income	(59.3)	(9.1)

Total stockholders’ equity	200.5	220.9

Total liabilities and stockholders’ equity	$2,685.6	$2,110.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Millions of Dollars)
(Unaudited)

	Six Months Ended
	July 31,

	1999	1998

Cash flows from operating activities:

Net income	$29.6	$13.9

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and tooling amortization	56.4	32.7

Amortization of intangibles	13.8	8.6

Amortization of deferred financing fees	4.3	2.9

Increase in deferred taxes	12.0	8.5

Increase in minority interest	—	3.2

Equity in earnings of subsidiaries	(1.3)	(1.0)

Extraordinary loss	—	14.4

Gain on disposal of assets/business	(8.0)	—

Changes in operating assets and liabilities that increase (decrease) cash flows:

Receivables	(26.6)	1.7

Inventories	(14.8)	(15.8)

Prepaid expenses and other	4.1	1.4

Accounts payable and accrued liabilities	(39.8)	(2.4)

Other long-term liabilities	(11.6)	(15.9)

Cash provided by operating activities	18.1	52.2

Cash flows from investing activities:

Acquisition of property, plant and equipment	(79.4)	(56.4)

Tooling expenditures	(6.2)	(6.2)

Purchase of businesses, net of cash received	(619.6)	(21.4)

Proceeds from assumption of future commitments in acquisition	—	12.0

Proceeds from disposal of assets/business	40.0	—

Purchase of minority interest	—	(50.8)

Other, net	(7.1)	(4.4)

Cash used for investing activities	(672.3)	(127.2)

Cash flows from financing activities:

Increase (decrease) in bank borrowings and revolver	585.8	(28.0)

Proceeds from accounts receivable securitization	76.8	78.7

Stock options exercised	0.1	1.7

Fees paid to issue long term debt	(15.0)	1.3

Cash provided by financing activities	647.7	53.7

Effect of exchange rate changes on cash and cash equivalents	(3.9)	(0.2)

Decrease in cash and cash equivalents	(10.4)	(21.5)

Cash and cash equivalents at beginning of year	51.3	23.1

Cash and cash equivalents at end of period	$40.9	$1.6

Supplemental data:

Cash paid for interest	$66.7	$51.6

Cash paid for income taxes	$9.6	$2.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three and Six Months Ended July 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(1) Basis of Presentation

      The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 31, 1999, and January 31, 1999, and the results of its operations for the three and six months ended July 31, 1999, and 1998 and cash flows for the six months ended July 31, 1999, and 1998. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2)  Acquisitions/Divestitures

      On February 3, 1999, the Company completed the acquisition of CMI International, Inc. (“CMI”). The purchase price for CMI was $605 million in cash, of which approximately $129 million was used to repay CMI’s outstanding indebtedness existing at the time of the acquisition, and of which approximately $476 million was paid to the shareholders of CMI. The cash portion of the consideration, the refinancing of the existing debt of CMI and the fees and expenses of the acquisition of CMI were financed with the proceeds of the Company’s senior secured credit facilities and the issuance by the Company of $250 million of 8 1/4% senior subordinated notes due 2008 (the “8 1/4% Notes”).

      On April 21, 1999, the Company completed the acquisition of Metaalindustrie Bergen B.V. (“MIB”). MIB is a full service machining supplier, specializing in the machining of large aluminum castings for a variety of automotive and industrial applications located in Bergen, Netherlands.

      On July 30, 1999, the Company completed the sale of its equity interests in A-CMI and A-CMI Scandinavia Casting Center ANS, two joint ventures formerly owned by CMI. The equity interests were purchased by the ALCOA, Inc., CMI’s partner in these joint ventures for net proceeds of $37 million.

      The following unaudited pro forma financial data illustrates the estimated effects as if the above-mentioned acquisitions had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization, depreciation, interest expense and the related income tax effects:

	Three Months		Six Months
	Ended		Ended

	1999	1998	1999	1998

Sales	$544.4	$532.3	$1,132.3	$1,130.0

Net income (loss)	$13.3	$(3.6)	$29.6	$9.6

Basic net income (loss) per share	$0.44	$(0.12)	$0.98	$0.32

Diluted net income (loss) per share	$0.41	$(0.11)	$0.93	$0.30

      The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(3) Summary of New Accounting Pronouncements

      In 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-5, “Reporting the Costs of Start-Up Activities.” SOP 98-5 is effective January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The Company adopted this standard on February 1, 1999 and adoption did not have a material impact on the Company’s results of operations.

      In June 1998 and June 1999 respectively, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133.” These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

      Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 137 is effective for fiscal years beginning after June 15, 2000. The Company anticipates adopting this standard in its fiscal year 2001 and does not, at this time, anticipate a material impact on the Company’s financial position or results of operations when adopted.

(4) Inventories

      The major classes of inventory are as follows:

	July 31,	January 31,
	1999	1999

Raw Materials	$56.9	$65.2

Work-in-process	66.2	48.8

Finished goods	72.2	52.6

Total	$195.3	$166.6

(5)  Property, plant and equipment

      The major classes of property, plant and equipment are as follows:

	July 31,	January 31,
	1999	1999

Land	$23.6	$24.9

Buildings	247.5	201.1

Machinery and equipment	1,051.8	832.8

	1,322.9	1,058.8

Accumulated depreciation	(223.6)	(180.8)

Net property, plant and equipment	$1,099.3	$878.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(6)  Earnings per share

      SFAS No. 128, “Earnings per Share” (“EPS”), requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is computed using only the weighted average shares outstanding, while diluted EPS is computed considering the dilutive effect of options and warrants.

      Shares outstanding for the three and six months ended July 31, 1999 and 1998, were as follows:

	Three Months		Six Months
	Ended		Ended

	1999	1998	1999	1998

Weighted average shares outstanding	30,337	30,124	30,330	30,107

Dilutive effect of options and warrants	1,882	2,792	1,647	2,561

Diluted shares outstanding	32,219	32,916	31,977	32,668

(7)  Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.

      The components of comprehensive income for the six months ended July 31, 1999 and 1998 are as follows:

	July 31,	July 31,
	1999	1998

Net Income	$29.6	$13.9

Cumulative translation adjustments	(50.2)	(0.5)

Total comprehensive income (loss)	$(20.6)	$13.4

(8)  Commitments and Contingencies

      Management believes that at July 31, 1999, the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending July 31, 2000.

      The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

(9)  Segment Reporting

      The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Cast Components and Other. The Other category includes Commercial Highway products, the corporate office and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(9)  Segment Reporting — (Continued)

      The following table represents revenues and other financial information by business segment for the six months ended July 31:

	Revenue		Net Income		Total Assets

	1999	1998	1999	1998	1999	1998

Automotive Wheels	$654.6	$595.0	$23.3	$15.6	$1,944.8	$1,532.1

Cast Components	366.9	100.5	5.0	5.3	896.3	203.9

Other	110.8	101.4	1.3	(7.0)	(155.5)	157.7

Total	$1,132.3	$796.9	$29.6	$13.9	$2,685.6	$1,893.7

(10)  Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

(11)  Guarantor and Nonguarantor Financial Statements

      In connection with the Company’s merger with Motor Wheel, and as part of the financing thereof, the Company issued and sold $250 million in aggregate principal amount of its 11% senior subordinated notes due 2006 (the “11% Notes”) in a public offering.

      In connection with the Company’s acquisition of Lemmerz Holding GmbH on June 30, 1997 (the “Lemmerz Acquisition”), the Company issued and sold $400 million in aggregate principal amount of its 9 1/8% senior subordinated notes due 2007 (the “9 1/8% Notes”).

      In anticipation of the acquisition of CMI and as part of the financing thereof, the Company issued and sold $250 million in aggregate principal amount of the 8 1/4% Notes. Effective June 17, 1999, the Company completed the offer to exchange all of the 8 1/4% Notes for 8 1/4% Series B Senior Subordinated Notes due 2008.

      The 11% Notes, 9 1/8% Notes and 8 1/4% Notes rank pari passu with each other and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Company’s domestic subsidiaries.

      The following condensed consolidating financial information presents:

(1)	Condensed consolidating financial statements as of July 31, 1999, and January 31, 1999, and for the six-month periods ended July 31, 1999, and 1998, of (a) Hayes Lemmerz International, Inc., the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(11)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statements of Operations

For the six months ended July 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$165.6	$359.4	$608.8	$(1.5)	$1,132.3

Cost of goods sold	140.2	298.8	494.6	(1.5)	932.1

Gross profit	25.4	60.6	114.2	—	200.2

Marketing, general and administration	3.0	11.7	34.2	—	48.9

Engineering and product development	2.8	3.4	5.0	—	11.2

Amortization of intangibles	0.8	4.0	9.0	—	13.8

Equity in earnings of unconsolidated subsidiaries	(1.3)	—	—	—	(1.3)

Other income, net	(2.0)	(1.6)	(0.2)	—	(3.8)

Earnings from operations	22.1	43.1	66.2	—	131.4

Interest expense, net	15.3	27.6	35.1	—	78.0

Earnings before taxes on income, and minority interest	6.8	15.5	31.1	—	53.4

Income tax provision (benefit)	(0.2)	6.1	17.0	—	22.9

Earnings before minority interest	7.0	9.4	14.1	—	30.5

Minority interest	—	0.2	0.7		0.9

Net income	$7.0	$9.2	$13.4	$—	$29.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(11)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statements of Operations

For the six months ended July 31, 1998

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$133.6	$335.8	$331.6	$(4.1)	$796.9

Cost of goods sold	117.7	282.5	266.8	(4.1)	662.9

Gross profit	15.9	53.3	64.8	—	134.0

Marketing, general and administration	4.4	10.3	17.3	—	32.0

Engineering and product development	1.4	2.8	5.8	—	10.0

Amortization of intangibles	0.6	4.1	3.4	—	8.1

Other income (expense)	(0.2)	0.2	(2.1)		(2.1)

Equity in earnings of unconsolidated subsidiaries	(1.0)	—	—	—	(1.0)

Earnings from operations	10.7	35.9	40.4	—	87.0

Interest expense, net	20.5	23.2	3.3	—	47.0

Earnings (loss) before taxes on income, minority interest and extraordinary loss	(9.8)	12.7	37.1	—	40.0

Income tax provision	3.7	5.3	7.8	—	16.8

Earnings (loss) before minority interest and extraordinary loss	(13.5)	7.4	29.3	—	23.2

Minority interest	—	0.2	0.8	—	1.0

Earnings (loss) before extraordinary loss	(13.5)	7.2	28.5	—	22.2

Extraordinary loss, net of tax	(8.3)	—	—	—	(8.3)

Net income (loss)	$(21.8)	$7.2	$28.5	$—	$13.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(11)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

As of July 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$3.8	$0.1	$37.0	$—	$40.9

Receivables	3.6	17.4	157.5	—	178.5

Inventories	35.3	52.9	107.1	—	195.3

Prepaid expenses and other	4.1	5.1	9.3	(1.6)	16.9

Total current assets	46.8	75.5	310.9	(1.6)	431.6

Net property, plant and equipment	158.0	325.6	615.7	—	1,099.3

Goodwill and other assets	1,417.9	308.0	694.9	(1,266.1)	1,154.7

Total assets	$1,622.7	$709.1	$1,621.5	$(1,267.7)	$2,685.6

Bank borrowings	$2.7	$—	$99.8	$—	$102.5

Current portion of long-term debt	0.2	—	11.1	—	11.3

Accounts payable and accrued liabilities	81.4	104.9	268.8	(1.4)	453.7

Total current liabilities	84.3	104.9	379.7	(1.4)	567.5

Long-term debt, net of current portion	1,414.6	—	75.4	—	1,490.0

Deferred income taxes	(5.1)	28.5	65.3	—	88.7

Pension and other long-term liabilities	109.8	70.0	148.8	(2.5)	326.1

Minority interest	—	—	12.8	—	12.8

Parent loans	(179.3)	275.2	(92.9)	(3.0)	—

Total liabilities	1,424.3	478.6	589.1	(6.9)	2,485.1

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	251.9	108.7	836.2	(959.8)	237.0

Retained earnings (accumulated deficit)	(52.4)	121.8	254.1	(301.0)	22.5

Accumulated other comprehensive income	(1.4)	—	(57.9)	—	(59.3)

Total stockholders’ equity	198.4	230.5	1,032.4	(1,260.8)	200.5

Total liabilities and stockholders’ equity	$1,622.7	$709.1	$1,621.5	$(1,267.7)	$2,685.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(11)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

January 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$23.3	$0.1	$27.9	$—	$51.3

Receivables	42.9	26.0	112.7	—	181.6

Inventories	33.1	49.8	83.7	—	166.6

Prepaid expenses and other	1.6	2.9	19.9	(1.6)	22.8

Total current assets	100.9	78.8	244.2	(1.6)	422.3

Net property, plant and equipment	148.1	313.9	416.0	—	878.0

Goodwill and other assets	799.1	309.2	363.4	(661.1)	810.6

Total assets	$1,048.1	$701.9	$1,023.6	$(662.7)	$2,110.9

Bank borrowings	$2.6	$—	$42.2	$—	$44.8

Current portion of long-term debt	0.2	—	12.1	—	12.3

Accounts payable and accrued liabilities	87.5	159.1	211.2	(1.1)	456.7

Total current liabilities	90.3	159.1	265.5	(1.1)	513.8

Long-term debt, net of current portion	900.8	—	75.3	—	976.1

Deferred income taxes	(5.1)	13.0	50.5	—	58.4

Pension and other long-term liabilities	83.1	79.4	169.1	(2.5)	329.1

Minority interest	—	0.4	12.2	—	12.6

Parent loans	(191.5)	228.7	(33.9)	(3.3)	—

Total liabilities	877.6	480.6	538.7	(6.9)	1,890.0

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	251.7	108.7	293.4	(417.0)	236.8

Retained earnings (accumulated deficit)	(59.4)	112.6	178.5	(238.8)	(7.1)

Accumulated other comprehensive income	(22.1)	—	13.0	—	(9.1)

Total stockholders’ equity	170.5	221.3	484.9	(655.8)	220.9

Total liabilities and stockholders’ equity	$1,048.1	$701.9	$1,023.6	$(662.7)	$2,110.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(11)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

For the six months ended July 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(1.5)	$(19.1)	$38.7	$—	$18.1

Cash flows from investing activities:

Acquisition of property, plant and equipment	(16.7)	(22.8)	(39.9)	—	(79.4)

Acquisition of tooling	(6.2)	—	—	—	(6.2)

Purchase of businesses, net of cash	(605.0)	—	(14.6)	—	(619.6)

Proceeds from sale of business	—	2.6	37.4	—	40.0

Other, net	21.9	(7.2)	(21.8)	—	(7.1)

Cash used in investing activities	(606.0)	(27.4)	(38.9)	—	(672.3)

Cash flows from financing activities:

Net change in bank borrowings and revolver	513.9	—	71.9	—	585.8

Fees paid to issue long term debt	(15.0)	—	—	—	(15.0)

Stock options exercised	0.1	—	—	—	0.1

Net proceeds from accounts receivable securitization	76.8	—	—	—	76.8

Cash provided by financing activities	575.8	—	71.9	—	647.7

Increase (decrease) in parent loans and advances	12.2	46.5	(58.7)	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(3.9)	—	(3.9)

Net increase (decrease) in cash and cash equivalents	(19.5)	—	9.1	—	(10.4)

Cash and cash equivalents at beginning of period	23.3	0.1	27.9	—	51.3

Cash and cash equivalents at end of period	$3.8	$0.1	$37.0	$—	$40.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(11)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows

For the six months ended July 31, 1998

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(2.9)	$(15.0)	$70.1	$—	$52.2

Cash flows from investing activities:

Acquisition of property, plant and equipment	(5.8)	(23.8)	(26.8)	—	(56.4)

Acquisition of tooling	(6.2)	—	—	—	(6.2)

Purchase of businesses, net of cash received	(20.8)	—	(0.6)	—	(21.4)

Proceeds from assumption of future commitments in Acquisition	12.0	—	—	—	12.0

Purchase of minority interest	—	—	(50.8)	—	(50.8)

Other, net	(19.1)	13.5	1.2	—	(4.4)

Cash provided by (used in) investing activities	(39.9)	(10.3)	(77.0)	—	(127.2)

Cash flows from financing activities:

Net change in bank borrowings and revolver	9.5	(34.5)	(3.0)	—	(28.0)

Stock options exercised	1.7	—	—	—	1.7

Fees paid to issue debt	1.3	—	—	—	1.3

Net proceeds from accounts receivable securitization	78.7	—	—	—	78.7

Cash provided by (used in) financing activities	91.2	(34.5)	(3.0)	—	53.7

Increase (decrease) in parent loans and advances	(53.0)	59.9	(6.9)	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash and cash equivalents	(4.6)	0.1	(17.0)	—	(21.5)

Cash and cash equivalents at beginning of period	4.6	0.1	18.4	—	23.1

Cash and cash equivalents at end of period	$—	$0.2	$1.4	$—	$1.6

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

      The Company’s net sales for the second quarter of fiscal 1999 were $544.4 million, an increase of 42.1% as compared to net sales of $383.0 million for the second quarter of fiscal 1998. This increase was due to the additional sales contributed by CMI, which was acquired effective February 3, 1999, the additional sales contributed by the acquisitions of Alumitech, Borlem, MIN-CER, N.F. Die and Kalyani (the “1998 acquisitions”), and higher sales in the North American Automotive Wheels group. These sales increases were partially offset by lower selling prices due to the pass through of lower aluminum costs and the maxi-devaluation of the Brazilian economy.

      The Company’s gross profit for the second quarter of fiscal 1999 increased to $94.1 million or 17.3% of net sales as compared to $61.9 million or 16.2% of net sales for the second quarter of fiscal 1998. This increase in margin was attributable to the increased revenues and improved productivity in the majority of the Company’s businesses.

      Marketing, general and administrative expenses were $24.4 million or 4.5% of net sales for the second quarter of fiscal 1999 as compared to $16.8 million or 4.4% of net sales for the same period of fiscal 1998. Even though the expenses increased attributable to additional costs incurred as a result of the CMI and 1998 acquisitions, the Company believes that marketing, general and administrative costs as a percent of net sales will improve as the synergies are realized as a result of these acquisitions.

      Engineering and product development costs were $5.0 million or 0.9% of net sales for the second quarter of fiscal 1999 as compared to $5.6 million or 1.5% of net sales for the second quarter of fiscal 1998. Engineering and product development costs were lower, despite the CMI and 1998 acquisitions, due to synergies being realized as a result of these acquisitions and timing associated with recovery of engineering costs from our customers.

      Amortization of intangibles increased by $2.6 million to $6.8 million for the second quarter of fiscal 1999. This increase is attributable to the increased goodwill recognized as a result of the CMI and 1998 acquisitions.

      Other income was $3.1 million for the second quarter of fiscal 1999, an increase of $1.7 million over the same period of fiscal 1998. Other income included gains on the sale of a joint venture interest and other assets offset by currency losses and other redundancy costs associated with productivity improvement programs in the Company.

      Interest expense was $38.5 million for the second quarter of fiscal 1999, an increase of $15.7 million over the same period of fiscal 1998 of $22.8 million. This increase was due to the increase in debt as a result of the CMI and 1998 acquisitions.

Six Months Ended July 31, 1999 Compared to Six Months Ended July 31, 1998

      The Company’s net sales for the first half of fiscal 1999 were $1,132.3 million, an increase of 42.1% as compared to net sales of $796.9 million for the first half of fiscal 1998. This increase was due to the additional sales contributed by CMI, which was acquired effective February 3, 1999, the additional sales contributed by the 1998 acquisitions, and higher sales in the North American Automotive Wheels group. These sales increases were partially offset by lower selling prices due to the pass through of lower aluminum costs and the maxi-devaluation of the Brazilian economy.

      The Company’s gross profit for the first half of fiscal 1999 increased to $200.2 million or 17.7% of net sales as compared to $134.0 million or 16.8% of net sales for the first half of fiscal 1998. This increase in margin was attributable to the increased revenues and improved productivity in the majority of the Company’s businesses.

      Marketing, general and administrative expenses were $48.9 million or 4.3% of net sales for the first half of fiscal 1999 as compared to $32.0 million or 4.0% of net sales for the same period of fiscal 1998. This increase was attributable to additional costs incurred as a result of the CMI and 1998 acquisitions. The Company believes that marketing, general and administrative costs as a percent of net sales will improve as the synergies are realized as a result of these acquisitions.

      Engineering and product development costs were $11.2 million or 1.0% of net sales for the first half of fiscal 1999 as compared to $10.0 million or 1.3% of net sales for the first half of fiscal 1998. Even with the increase in costs attributable to the CMI and 1998 acquisitions, engineering and product development costs as a percent of sales improved over the prior fiscal year.

      Amortization of intangibles increased by $5.7 million to $13.8 million for the first quarter of fiscal 1999. This increase is attributable to the increased goodwill recognized as a result of the CMI and 1998 acquisitions.

      Other income was $3.8 million for the first half of fiscal 1999, an increase of $1.7 million over the same period of fiscal 1998. Other income included gains on the sale of a joint venture interest and other assets offset by currency losses and other redundancy costs associated with productivity improvement programs in the Company.

      Interest expense was $78.0 million for the first half of fiscal 1999, an increase of $31.0 million over the same period of fiscal 1998 of $47.0 million. This increase was due to the increase in debt as a result of the CMI and 1998 acquisitions.

      The extraordinary loss for early extinguishment of debt in fiscal 1998 represented the write-off of the remaining deferred financing costs associated with the term debt incurred in connection with both the Lemmerz Acquisition and the merger with Motor Wheel. As a result of strong cash flow and significantly improved credit position, the Company was able to restructure its senior credit facility and fully repay certain of the outstanding term debt.

Financial Condition, Liquidity and Capital Resources

      The Company’s operations provided $18.1 million in cash in the first six months of fiscal 1999, a decrease of $34.1 million over the same period of fiscal 1998. This decrease was due primarily to increased working capital requirements as a result of the acquisition of CMI.

      Capital expenditures for the first six months of fiscal 1999 were $79.4 million. These expenditures were primarily for additional machinery and equipment to improve productivity, increase production capacity and to meet expected requirements for our products. The Company anticipates capital expenditures for fiscal 1999 will be approximately $200 million relating primarily to new vehicle platforms, capacity increases worldwide to meet the growing demand for our products, cost reduction programs and the funding of new programs associated with the acquisition of CMI.

      On February 3, 1999, the Company entered into a third amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”) and Merrill Lynch Capital Corporation (“Merrill Lynch”), as managing agents. Pursuant to the Third Amended and Restated Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. Such term loan and revolving facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien on substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of our existing and future foreign subsidiaries. As of July 31, 1999 there was $450 million outstanding under the term loan facilities and $535 million available under the revolving facility.

      In April 1998, the Company entered into a three-year agreement pursuant to which the Company and certain of its subsidiaries sold, and will continue to sell on an ongoing basis, a portion of their accounts receivables to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and will transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and will sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has collection and administrative responsibilities with respect to all the receivables which are sold.

      At July 1999, management believes that the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending July 31, 2000.

Other Matters

Year 2000

      The Company has developed plans to address its exposure in all critical information technology (“IT”) and non-IT systems to computer programs which identify years with two digits instead of four. Such programs may recognize the year 2000 as the year 1900. The Company is also assessing the year 2000 capabilities of its critical suppliers, customers and key service providers to determine, to the extent possible, whether its operations will be adversely impacted by these companies.

      The Company primarily relies on packaged software applications which are represented to be year 2000 compliant. The Company has substantially completed the testing of these applications and has confirmed their year 2000 compliance. The Company is also testing all internally developed IT software for the year 2000 compliance. This process was completed by the end of the second quarter of fiscal 1999.

      The Company continues to assess all critical non-IT systems for year 2000 compliance. Non-IT systems include, among other things, manufacturing equipment, telephone systems and heating and cooling systems. An inventory of all critical non-IT systems and manufacturers to determine year 2000 compliance has been prepared. This process was completed during the first quarter of fiscal 1999.

      As of July 31, 1999, the costs incurred directly related to becoming year 2000 compliant were approximately $4.3 million and the costs which are expected to be incurred subsequent to July 31, 1999 are approximately $1.1 million. The year 2000 remediation effort has not postponed any IT projects, the delay of which would have a material adverse effect on the business, financial condition or results of operations.

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

      Although the Company has contacted critical suppliers, customers and key service providers to determine their level of year 2000 compliance, a lack of year 2000 readiness at these companies could adversely impact the Company’s operations. The Company has developed a program for monitoring year 2000 risk in its supply chain and have mailed “Supplier Year 2000 Self-Assessment” questionnaires to all critical suppliers and key service providers. The full extent of any such adverse impact (if any) is impossible to determine. The Company is attempting to mitigate any possible adverse impact by identifying alternate suppliers where possible. The Company may also increase inventory of crucial materials in anticipation of possible disruptions.

      The Company has developed contingency plans for all critical business and production processes which the Company believes will help to minimize its year 2000 risk.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

      For the period ended July 31, 1999, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None

Item 3.  Defaults upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security-Holders

      The Company held its Annual Meeting of Stockholders on June 17, 1999. At the Annual Meeting, the following maters were proposed and voted upon by the Company’s stockholders (including the number of votes cast for, against or withheld, as well as the number of abstentions for each such matter):

1. To elect four Class 3 Directors (nominees were Cleveland A. Christophe, Paul S. Levy, Wienand Meilicke and John S. Rodewig) to serve until the Company’s 2002 Annual Meeting of Stockholders. The number of votes cast with respect to this matter were as follows:

Nominee	For	Against

Cleveland A. Christophe	24,996,938	141,399

Paul S. Levy	25,069,113	69,224

Wienand Meilicke	25,073,043	65,294

John S. Rodewig	25,073,043	65,294

      The terms of office of each of the following directors also continued after the meeting: Ranko Cucuz, Anthony Grillo, Andrew R. Heyer, Horst Kukwa-Lemmerz, Jeffrey Lightcap, Ray H. Witt and David Ying.

2. To ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending January 31, 2000. The number of votes cast with respect to this matter were as follows:

For: 25,116,796	Against: 19,201	Abstain: 2,340

      There were no broker held non-voted shares represented at the Meeting with respect to either of the foregoing matters.

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

D. N. Vermilya
Corporate Controller and Chief Accounting Officer

September 14, 1999

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page

27	Financial Data Schedule