Form 10-Q
period 1999-10-31
HAYES LEMMERZ INTERNATIONAL INC
filed 1999-12-15
CIK 893670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

     The number of shares of common stock outstanding as of December 15, 1999, was 30,339,345 shares.

HAYES LEMMERZ INTERNATIONAL, INC. QUARTERLY REPORT ON FORM 10-Q

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements Of Operations
HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Balance Sheets
HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements Three and Nine Months Ended October 31, 1999 and 1998
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations

(Millions of dollars, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	1999	1998	1999	1998

Net sales	$598.5	$443.9	$1,730.8	$1,240.8

Cost of goods sold	493.1	361.2	1,425.2	1,024.1

Gross profit	105.4	82.7	305.6	216.7

Marketing, general and administration	21.8	16.7	70.7	48.7

Engineering and product development	4.4	5.7	15.6	15.7

Amortization of intangibles	8.2	4.6	22.0	12.7

Other income	(1.5)	(1.8)	(5.3)	(3.9)

Equity in losses (earnings) of unconsolidated subsidiaries	(0.8)	0.4	(2.1)	(0.6)

Earnings from operations	73.3	57.1	204.7	144.1

Interest expense, net	37.5	22.4	115.5	69.4

Earnings before taxes on income, minority interest and extraordinary loss	35.8	34.7	89.2	74.7

Income tax provision	15.5	14.6	38.4	31.4

Earnings before minority interest and extraordinary loss	20.3	20.1	50.8	43.3

Minority interest	0.4	0.4	1.3	1.4

Earnings before extraordinary loss	19.9	19.7	49.5	41.9

Extraordinary loss, net of tax of $6.0 million	—	—	—	(8.3)

Net income	$19.9	$19.7	$49.5	$33.6

Per share information:

Earnings before extraordinary loss	$0.66	$0.65	$1.63	$1.39

Extraordinary loss, net of tax	—	—	—	(0.28)

Basic net income per share	$0.66	$0.65	$1.63	$1.11

Basic average shares outstanding (in thousands)	30,337	30,180	30,333	30,134

Earnings before extraordinary loss	$0.63	$0.62	$1.55	$1.29

Extraordinary loss, net of tax	—	—	—	(0.26)

Diluted net income per share	$0.63	$0.62	$1.55	$1.03

Diluted average shares outstanding (in thousands)	31,678	32,004	31,880	32,482

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Millions of Dollars)

	October 31,	January 31,
	1999	1999

	(Unaudited)

Assets

Current assets:

Cash and cash equivalents	$50.6	$51.3

Receivables (less allowance of $6.3 million at October 31, 1999 and $4.0 million at January 31, 1999)	246.7	181.6

Inventory	184.7	166.6

Prepaid expenses and other	17.9	22.8

Total current assets	499.9	422.3

Net property, plant and equipment	1,155.2	878.0

Goodwill and other assets	1,176.9	810.6

Total assets	$2,832.0	$2,110.9

Liabilities and Stockholders’ Equity

Current liabilities:

Bank borrowings	$89.2	$44.8

Current portion of long-term debt	18.5	12.3

Accounts payable and accrued liabilities	502.3	456.7

Total current liabilities	610.0	513.8

Long-term debt	1,571.3	976.1

Pension and other long-term liabilities	339.0	329.1

Deferred income taxes	76.6	58.4

Minority interest	13.0	12.6

Total liabilities	2,609.9	1,890.0

Commitments and Contingencies:

Stockholders’ equity:

Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.01 per share:

Voting — authorized 99,000,000 shares; issued and outstanding 27,690,069 at October 31, 1999 and 27,675,209 at January 31, 1999	0.3	0.3

Nonvoting — authorized 5,000,000 shares; issued and outstanding, 2,649,026 at October 31 1999 and January 31, 1999	—	—

Additional paid in capital	237.1	236.8

Retained earnings (accumulated deficit)	42.4	(7.1)

Accumulated other comprehensive income	(57.7)	(9.1)

Total stockholders’ equity	222.1	220.9

Total liabilities and stockholders’ equity	$2,832.0	$2,110.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Millions of Dollars)
(Unaudited)

	Nine Months Ended
	October 31,

	1999	1998

Cash flows from operating activities:

Net income	$49.5	$33.6

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and tooling amortization	79.8	49.6

Amortization of intangibles	22.0	13.6

Amortization of deferred financing fees	4.9	3.6

Increase (decrease) in deferred taxes	(2.0)	12.9

Increase in minority interest	1.3	3.6

Equity in earnings of subsidiaries	(2.1)	(0.6)

Extraordinary loss	—	14.4

Gain on disposal of assets/business	(8.0)	—

Changes in operating assets and liabilities that increase (decrease) cash flows:

Receivables	(112.8)	(40.6)

Inventories	(0.6)	(2.7)

Prepaid expenses and other	3.2	(1.8)

Accounts payable and accrued liabilities	6.1	7.5

Other long-term liabilities	(6.2)	(27.0)

Cash provided by operating activities	35.1	66.1

Cash flows from investing activities:

Acquisition of property, plant and equipment	(136.1)	(88.9)

Tooling expenditures	(9.2)	(6.6)

Purchase of businesses, net of cash received	(630.1)	(79.3)

Proceeds from disposal of assets/business	40.0	—

Other, net	(12.1)	(26.7)

Cash used for investing activities	(747.5)	(201.5)

Cash flows from financing activities:

Net change in bank borrowings and revolver	630.3	10.7

Proceeds from accounts receivable securitization	99.4	120.8

Stock options exercised	0.2	1.7

Fees paid to issue long term debt	(15.2)	(1.4)

Cash provided by financing activities	714.7	131.8

Effect of exchange rate changes on cash and cash equivalents	(3.0)	(1.7)

Decrease in cash and cash equivalents	(0.7)	(5.3)

Cash and cash equivalents at beginning of year	51.3	23.1

Cash and cash equivalents at end of period	$50.6	$17.8

Supplemental data:

Cash paid for interest	$17.2	$56.2

Cash paid for income taxes	$12.5	$6.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three and Nine Months Ended October 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(1)  Basis of Presentation

      The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 31, 1999, and January 31, 1999, and the results of its operations for the three and nine months ended October 31, 1999, and 1998 and cash flows for the nine months ended October 31, 1999, and 1998. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2)  Acquisitions/Divestitures

      On February 3, 1999, the Company completed the acquisition of CMI International, Inc. (“CMI”). The purchase price for CMI was $605 million in cash, of which approximately $129 million was used to repay CMI’s outstanding indebtedness existing at the time of the acquisition, and of which approximately $476 million was paid to the shareholders of CMI. The cash portion of the consideration, the refinancing of the existing debt of CMI and the fees and expenses of the acquisition of CMI were financed with the proceeds of the Company’s senior secured credit facilities and the issuance by the Company of $250 million in aggregate principal amount of 8 1/4% senior subordinated notes due 2008 (the “8 1/4% Notes”).

      On April 21, 1999, the Company completed the acquisition of Metaalindustrie Bergen B.V. (“MIB”). MIB is a full service machining supplier, specializing in the machining of large aluminum castings for a variety of automotive and industrial applications located in Bergen, the Netherlands.

      On July 1, 1999, the Company acquired an additional 45% of the equity of its joint venture Siam Lemmerz Co., Limited in Thailand. This transaction increased the Company’s ownership from 25% to 70%.

      On July 30, 1999, the Company completed the sale of its equity interests in A-CMI and A-CMI Scandinavia Casting Center ANS, two joint ventures formerly owned by CMI. The equity interests were purchased by ALCOA Inc., CMI’s partner in these joint ventures, for net proceeds of $37 million.

      The following unaudited pro forma financial data illustrates the estimated effects as if the above-mentioned acquisitions had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization, depreciation, interest expense and the related income tax effects:

	Three Months		Nine Months
	Ended		Ended

	1999	1998	1999	1998

Sales	$598.5	$573.9	$1,730.8	$1,703.9

Net income	$19.9	$19.7	$49.5	$29.3

Basic net income per share	$0.66	$0.65	$1.63	$0.97

Diluted net income per share	$0.63	$0.62	$1.55	$0.92

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

Three and Nine Months Ended October 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(3) Summary of New Accounting Pronouncements

      In 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-5, “Reporting the Costs of Start-Up Activities.” SOP 98-5 is effective January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The Company adopted this standard on February 1, 1999 and adoption did not have a material impact on the Company’s results of operations.

      In June 1998 and June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133.” These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

      Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This accounting is effective for fiscal years beginning after June 15, 2000. The Company anticipates adopting this standard in its fiscal year 2001 and does not, at this time, anticipate a material impact on the Company’s financial position or results of operations when adopted.

      In September 1999, the Emerging Issues Task Force reached a consensus for Issue 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” This consensus may be applied on a prospective basis for costs incurred after December 31, 1999, or as a cumulative effect adjustment as of the beginning of the current fiscal year. The Company is currently reviewing the potential impact of this statement, but does not anticipate adoption will have a material impact on the financial statements.

(4) Inventories

      The major classes of inventory are as follows:

	October 31,	January 31,
	1999	1999

Raw Materials	$66.6	$65.2

Work-in-process	59.3	48.8

Finished goods	58.8	52.6

Total	$184.7	$166.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Nine Months Ended October 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(5)  Property, plant and equipment

      The major classes of property, plant and equipment are as follows:

	October 31,	January 31,
	1999	1999

Land	$29.0	$24.9

Buildings	262.8	201.1

Machinery and equipment	1,108.4	832.8

	1,400.2	1,058.8

Accumulated depreciation	(245.0)	(180.8)

Net property, plant and equipment	$1,155.2	$878.0

(6)  Earnings per share

      SFAS No. 128, “Earnings per Share” (“EPS”), requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is computed using only the weighted average shares outstanding, while diluted EPS is computed considering the dilutive effect of options and warrants.

      Shares outstanding for the three and nine months ended October 31, 1999 and 1998, were as follows:

	Three Months		Nine Months
	Ended		Ended

	1999	1998	1999	1998

Basic weighted average shares outstanding	30,337	30,180	30,333	30,134

Dilutive effect of options and warrants	1,341	1,824	1,547	2,348

Diluted weighted average shares outstanding	31,678	32,004	31,880	32,482

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

      The components of comprehensive income for the nine months ended October 31, 1999 and 1998 are as follows:

	Oct. 31,	Oct. 31,
	1999	1998

Net Income	$49.5	$33.6

Cumulative translation adjustments	(48.6)	4.6

Total comprehensive income	$0.9	$38.2

(8)  Commitments and Contingencies

      Management believes that at October 31, 1999, the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Nine Months Ended October 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(8)  Commitments and Contingencies — (Continued)

Company will remain in compliance with these covenants in all material respects through the period ending October 31, 2000.

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

      The following table represents revenues and other financial information by business segment for the nine months ended October 31:

	Revenue		Net Income		Total Assets

	1999	1998	1999	1998	1999	1998

Automotive Wheels	$1,022.4	$934.9	$32.1	$21.4	$2,183.3	$2,103.7

Cast Components	539.4	150.8	11.2	7.7	950.3	212.3

Other	169.0	155.1	6.2	4.5	(301.6)	(313.8)

Total	$1,730.8	$1,240.8	$49.5	$33.6	$2,832.0	$2,002.2

(10)  Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

(11)  Guarantor and Nonguarantor Financial Statements

      In connection with the Company’s merger with Motor Wheel, and as part of the financing thereof, the Company issued and sold $250 million in aggregate principal amount of 11% senior subordinated notes due 2006 (the “11% Notes”) in a public offering.

      In connection with the Company’s acquisition of Lemmerz Holding GmbH on June 30, 1997 (the “Lemmerz Acquisition”), the Company issued and sold $400 million in aggregate principal amount of 9 1/8% senior subordinated notes due 2007 (the “9 1/8% Notes”).

      In anticipation of the acquisition of CMI and as part of the financing thereof, the Company issued and sold the 8  1/4% Notes. Effective June 17, 1999, the Company completed the offer to exchange all of the 8  1/4% Notes for 8  1/4% Series B Senior Subordinated Notes due 2008.

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

Three and Nine Months Ended October 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(11)  Guarantor and Nonguarantor Financial Statements — Continued

      The following condensed consolidating financial information presents:

(1)	Condensed consolidating financial statements as of October 31, 1999, and January 31, 1999, and for the nine-month periods ended October 31, 1999, and 1998, of (a) Hayes Lemmerz International, Inc., the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

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

Condensed Consolidating Statement of Operations

For the Nine Months Ended October 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$261.6	$555.1	$916.5	$(2.4)	$1,730.8

Cost of goods sold	220.4	465.5	741.7	(2.4)	1,425.2

Gross profit	41.2	89.6	174.8	—	305.6

Marketing, general and administration	4.0	17.5	49.2	—	70.7

Engineering and product development	3.3	5.0	7.3	—	15.6

Amortization of intangibles	1.1	6.1	14.8	—	22.0

Equity in earnings of unconsolidated subsidiaries	(1.8)	—	(0.3)	—	(2.1)

Other income, net	(2.1)	(1.6)	(1.6)	—	(5.3)

Earnings from operations	36.7	62.6	105.4	—	204.7

Interest expense, net	20.8	41.9	52.8	—	115.5

Earnings before taxes on income, And minority interest	15.9	20.7	52.6	—	89.2

Income tax provision	8.3	9.7	20.4	—	38.4

Earnings before minority interest	7.6	11.0	32.2	—	50.8

Minority interest	—	0.2	1.1	—	1.3

Net income	$7.6	$10.8	$31.1	$—	$49.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Nine Months Ended October 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(11)  Guarantor and Nonguarantor Financial Statements — Continued

Condensed Consolidating Statement of Operations

For the Nine months ended October 31, 1998

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$215.1	$514.0	$519.3	$(7.6)	$1,240.8

Cost of goods sold	185.2	428.1	418.4	(7.6)	1,024.1

Gross profit	29.9	85.9	100.9	—	216.7

Marketing, general and administration	6.9	13.8	28.0	—	48.7

Engineering and product development	2.1	4.2	9.4	—	15.7

Amortization of intangibles	1.0	6.2	5.5	—	12.7

Equity in earnings of unconsolidated subsidiaries	(0.6)	—	—	—	(0.6)

Other income, net	(0.5)	(0.1)	(3.3)	—	(3.9)

Earnings from operations	21.0	61.8	61.3	—	144.1

Interest expense, net	28.7	35.4	5.3	—	69.4

Earnings (loss) before taxes on income, minority interest and extraordinary loss	(7.7)	26.4	56.0	—	74.7

Income tax provision	11.5	9.4	10.5	—	31.4

Earnings (loss) before minority interest and extraordinary loss	(19.2)	17.0	45.5	—	43.3

Minority interest	—	0.2	1.2	—	1.4

Earnings (loss) before extraordinary loss	(19.2)	16.8	44.3		41.9

Extraordinary loss, net of tax	8.3	—	—		8.3

Net income (loss)	$(27.5)	$16.8	$44.3	$—	$33.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Nine Months Ended October 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(11)  Guarantor and Nonguarantor Financial Statements — Continued

Condensed Consolidating Balance Sheet

As of October 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$26.7	$0.1	$23.8	$—	$50.6

Receivables	88.7	35.9	122.1	—	246.7

Inventories	36.4	46.8	101.5	—	184.7

Prepaid expenses and other	4.6	5.0	10.0	(1.7)	17.9

Total current assets	156.4	87.8	257.4	(1.7)	499.9

Net property, plant and equipment	162.3	333.0	659.9	—	1,155.2

Goodwill and other assets	1,423.8	308.9	708.5	(1,264.3)	1,176.9

Total assets	$1,742.5	$729.7	$1,625.8	$(1,266.0)	$2,832.0

Bank borrowings	$2.7	—	$86.5	—	$89.2

Current portion of long-term debt	0.2	—	18.3	—	18.5

Accounts payable and accrued liabilities	125.2	104.0	276.8	(3.7)	502.3

Total current liabilities	128.1	104.0	381.6	(3.7)	610.0

Long-term debt, net of current portion	1,470.7	—	100.6	—	1,571.3

Deferred income taxes	(5.1)	28.5	53.2	—	76.6

Pension and other long-term liabilities	91.3	62.3	187.9	(2.5)	339.0

Minority interest	—	—	13.0	—	13.0

Parent loans	(135.4)	302.2	(166.4)	(0.4)	(0.0)

Total liabilities	1,549.6	497.0	569.9	(6.6)	2,609.9

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	252.0	110.5	1,004.0	(1,129.4)	237.1

Retained earnings (accumulated deficit)	(51.8)	123.4	100.8	(130.0)	42.4

Accumulated other comprehensive income	(7.6)	(1.2)	(48.9)	—	(57.7)

Total stockholders’ equity	192.9	232.7	1,055.9	(1,259.4)	222.1

Total liabilities and stockholder’s equity	$1,742.5	$729.7	$1,625.8	$(1,266.0)	$2,832.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Nine Months Ended October 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(11)  Guarantor and Nonguarantor Financial Statements — Continued

Condensed Consolidating Balance Sheet

January 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$23.3	$0.1	$27.9	$—	$51.3

Receivables	42.9	26.0	112.7	—	181.6

Inventories	33.1	49.8	83.7	—	166.6

Prepaid expenses and other	1.6	2.9	19.9	(1.6)	22.8

Total current assets	100.9	78.8	244.2	(1.6)	422.3

Net property, plant and equipment	148.1	313.9	416.0	—	878.0

Goodwill and other assets	799.1	309.2	363.4	(661.1)	810.6

Total assets	$1,048.1	$701.9	$1,023.6	$(662.7)	$2,110.9

Bank borrowings	$2.6	$—	$42.2	$—	$44.8

Current portion of long-term debt	0.2	—	12.1	—	12.3

Accounts payable and accrued liabilities	87.5	159.1	211.2	(1.1)	456.7

Total current liabilities	90.3	159.1	265.5	(1.1)	513.8

Long-term debt, net of current portion	900.8	—	75.3	—	976.1

Deferred income taxes	(5.1)	13.0	50.5	—	58.4

Pension and other long-term liabilities	83.1	79.4	169.1	(2.5)	329.1

Minority interest	—	0.4	12.2	—	12.6

Parent loans	(191.5)	228.7	(33.9)	(3.3)	—

Total liabilities	877.6	480.6	538.7	(6.9)	1,890.0

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	251.7	108.7	293.4	(417.0)	236.8

Retained earnings (accumulated deficit)	(59.4)	112.6	178.5	(238.8)	(7.1)

Accumulated other comprehensive income.	(22.1)	—	13.0	—	(9.1)

Total stockholders’ equity	170.5	221.3	484.9	(655.8)	220.9

Total liabilities and stockholder’s equity	$1,048.1	$701.9	$1,023.6	$(662.7)	$2,110.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Nine Months Ended October 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(11)  Guarantor and Nonguarantor Financial Statements — Continued

Condensed Consolidating Statement of Cash Flows

For the nine months ended October 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(80.2)	$(29.1)	$144.4	$—	$35.1

Cash flows from investing activities:

Acquisition of property, plant and equipment	(24.1)	(36.8)	(75.2)	—	(136.1)

Acquisition of tooling	(9.2)	—	—	—	(9.2)

Purchase of businesses, net of cash	(615.0)	(0.5)	(14.6)	—	(630.1)

Proceeds from disposal of assets/business	—	2.6	37.4	—	40.0

Other, net	21.3	(9.8)	(23.6)	—	(12.1)

Cash used in investing activities	(627.0)	(44.5)	(76.0)	—	(747.5)

Cash flows from financing activities:

Net change in bank borrowings and revolver	570.1	—	60.2	—	630.3

Fees paid to issue long term debt	(15.2)	—	—	—	(15.2)

Stock options exercised	0.2	—	—	—	0.2

Net proceeds from accounts receivable securitization	99.4	—	—	—	99.4

Cash provided by financing activities	654.5	—	60.2	—	714.7

Increase (decrease) in parent loans and advances	56.1	73.6	(129.7)	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(3.0)	—	(3.0)

Net increase (decrease) in cash and cash equivalents	3.4	—	(4.1)	—	(0.7)

Cash and cash equivalents at beginning of period	23.3	0.1	27.9	—	51.3

Cash and cash equivalents at end of period	$26.7	$0.1	$23.8	$—	$50.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Nine Months Ended October 31, 1999 and 1998
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(11)  Guarantor and Nonguarantor Financial Statements — Continued

Condensed Consolidating Statement of Cash Flows

For the nine months ended October 31, 1998

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(54.5)	$44.3	$76.3	$—	$66.1

Cash flows from investing activities:

Acquisition of property, plant and equipment	(12.3)	(31.9)	(44.7)	—	(88.9)

Acquisition of tooling	(6.6)	—	—	—	(6.6)

Purchase of businesses, net of cash received	(8.8)	—	(70.5)	—	(79.3)

Other, net	(35.5)	8.7	0.1	—	(26.7)

Cash provided by (used in) investing activities	(63.2)	(23.2)	(115.1)	—	(201.5)

Cash flows from financing activities:

Net change in bank borrowings and revolver	4.7	(34.5)	40.5	—	10.7

Stock options exercised	1.7	—	—	—	1.7

Fees paid to issue debt	(1.4)	—	—	—	(1.4)

Net proceeds from accounts receivable securitization	120.8	—	—	—	120.8

Cash provided by (used in) financing activities	125.8	(34.5)	40.5	—	131.8

Increase (decrease) in parent loans and advances	(12.7)	13.1	(0.4)	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(1.7)	—	(1.7)

Net increase (decrease) in cash and cash equivalents	(4.6)	(0.3)	(0.4)	—	(5.3)

Cash and cash equivalents at beginning of period	4.6	0.1	18.4	—	23.1

Cash and cash equivalents at end of period	$—	$(0.2)	$18.0	$—	$17.8

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

      The Company’s net sales for the third quarter of fiscal 1999 were $598.5 million, an increase of 34.8% as compared to net sales of $443.9 million for the third quarter of fiscal 1998. This increase was due to the additional sales contributed as a result of the CMI acquisition, which was effective February 3, 1999, and higher sales in the North American Automotive Wheel group. These sales increases were partially offset by lower selling prices due to the pass through of lower aluminum costs and the maxi-devaluation of the Brazilian economy.

      The Company’s gross profit for the third quarter of fiscal 1999 increased to $105.4 million or 17.6% of net sales as compared to $82.7 million or 18.6% of net sales for the third quarter of fiscal 1998. The Company’s third quarter gross profit was negatively impacted primarily by inefficiencies and premium costs associated with the unexpectedly strong demand for lightweight aluminum wheels in both North America and Europe, slower demand for steel wheels in Europe as a result of the higher aluminum wheel penetration and the continuation of the economic devaluation in developing markets.

      Marketing, general and administrative expenses were $21.8 million or 3.6% of net sales for the third quarter of fiscal 1999 as compared to $16.7 million or 3.8% of net sales for the same period of fiscal 1998. The increase in expenses was attributable to additional costs incurred as a result of the CMI acquisition. As a percent of sales, however, marketing, general and administrative costs have improved as synergies from this acquisition have been realized.

      Engineering and product development costs were $4.4 million or 0.7% of net sales for the third quarter of fiscal 1999 as compared to $5.7 million or 1.3% of net sales for the third quarter of fiscal 1998. Engineering and product development costs were lower, despite the CMI acquisition, due to synergies realized and timing associated with recovery of engineering costs from our customers.

      Amortization of intangibles increased by $3.6 million to $8.2 million for the third quarter of fiscal 1999. This increase is attributable to the increased goodwill recognized as a result of the CMI acquisition.

      Interest expense was $37.5 million for the third quarter of fiscal 1999, an increase of $15.1 million over the same period of fiscal 1998 of $22.4 million. This increase was due to the increase in debt as a result of the CMI acquisition.

Nine Months Ended October 31, 1999 Compared to Nine Months Ended October 31, 1998

      The Company’s net sales for the first nine months of fiscal 1999 were $1,730.8 million, an increase of 39.5% as compared to net sales of $1,240.8 million for the first nine months of fiscal 1998. This increase was due to the additional sales contributed as a result of the CMI acquisition, which was effective February 3, 1999, the additional sales contributed by the acquisitions of Alumitech, Borlem, MIN-CER, N.F. Die and Kalyani (the “1998 acquisitions”), and higher sales in the North American Automotive Wheel group. These sales increases were partially offset by lower selling prices due to the pass through of lower aluminum costs and the maxi-devaluation of the Brazilian economy.

      The Company’s gross profit for the first nine months of fiscal 1999 increased to $305.6 million or 17.7% of net sales as compared to $216.7 million or 17.5% of net sales for the first nine months of fiscal 1998. This increase in margin was attributable to the increased revenues and improved productivity in the majority of the Company’s businesses.

      Marketing, general and administrative expenses were $70.7 million or 4.1% of net sales for the first nine months of fiscal 1999 as compared to $48.7 million or 3.9% of net sales for the same period of fiscal 1998. This increase was attributable to additional costs incurred as a result of the CMI and 1998 acquisitions. The Company believes that marketing, general and administrative costs as a percent of net sales will improve as the synergies are realized as a result of these acquisitions.

      Engineering and product development costs were $15.6 million or 0.9% of net sales for the first nine months of fiscal 1999 as compared to $15.7 million or 1.3% of net sales for the first nine months of fiscal 1998. Despite the increase in costs attributable to the CMI and 1998 acquisitions, engineering and product development costs as a percent of sales improved over the prior fiscal year.

      Amortization of intangibles increased by $9.3 million to $22.0 million for the first nine months of fiscal 1999. This increase is attributable to the increased goodwill recognized as a result of the CMI and 1998 acquisitions.

      Other income was $5.3 million for the first nine months of fiscal 1999, an increase of $1.4 million over the same period of fiscal 1998. This increase was due primarily to gains on the sales of a joint venture interest and other assets, partially offset by currency losses and other redundancy costs associated with productivity improvement programs in the Company.

      Interest expense was $115.5 million for the first nine months of fiscal 1999, an increase of $46.1 million over the same period of fiscal 1998 of $69.4 million. This increase was due to the increase in debt as a result of the CMI and 1998 acquisitions.

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

Financial Condition, Liquidity and Capital Resources

      The Company’s operations provided $35.1 million in cash in the first nine months of fiscal 1999, a decrease of $31.0 million over the same period of fiscal 1998. This decrease was due primarily to increased working capital requirements as a result of the acquisition of CMI.

      Capital expenditures for the first nine months of fiscal 1999 were $136.1 million. These expenditures were primarily for additional machinery and equipment to improve productivity, increase production capacity and to meet expected requirements for our products. The Company anticipates capital expenditures for fiscal 1999 will be approximately $190 million relating primarily to new vehicle platforms, capacity increases worldwide to meet the growing demand for our products, cost reduction programs and the funding of new programs associated with the acquisition of CMI.

      On February 3, 1999, the Company entered into a third amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”) and Merrill Lynch Capital Corporation (“Merrill Lynch”), as managing agents. Pursuant to the Third Amended and Restated Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. Such term loan and revolving facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of our existing and future foreign subsidiaries. As of October 31, 1999 there was $450 million outstanding under the term loan facilities and $489 million available under the revolving facility.

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

      At October 31, 1999, management believes that the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending October 31, 2000.

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

      As of October 31, 1999, the costs incurred directly related to becoming year 2000 compliant were approximately $5.4 million with minimal additional costs expected to be incurred subsequent to October 31, 1999. The year 2000 remediation effort has not postponed any IT projects, the delay of which would have a material adverse effect on the business, financial condition or results of operations.

      The Company is year 2000 compliant at this time with all critical business and production processes ready. Although the Company is striving to be completely year 2000 compliant, year 2000 issues may still negatively affect the Company. Based on progress to date, management believes that such impact, if any, will not have a material adverse impact on the business, financial condition or results of operations. The Company cannot guarantee that this will be so.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

      For the period ended October 31, 1999, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security-Holders

Item 5.  Other Information

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

December 15, 1999

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page

27	Financial Data Schedule