Form 10-K405
period 2000-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2000-04-18
CIK 893670

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2000

Commission File Number: 1-11592

HAYES LEMMERZ INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware

(State or Other Jurisdiction
of Incorporation or Organization)
13-3384636
(I.R.S. Employer Identification No.)

15300 Centennial Drive, Northville, Michigan

(Address of Principal Executive Offices)
48167
(Zip Code)

Registrant’s telephone number, including area code: (734) 737-5000

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share

Securities Registered Pursuant to Section 12(g) of the Act:

11% Senior Subordinated Notes Due 2006

9 1/8% Series B Senior Subordinated Notes Due 2007

8 1/4% Series B Senior Subordinated Notes Due 2008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 14, 2000 (based on the closing price of the registrant’s Common Stock reported on The New York Stock Exchange on such date) was approximately $140 million.

The number of shares of Common Stock outstanding as of April 17, 2000 was 30,354,545 shares.

HAYES LEMMERZ INTERNATIONAL, INC.

FORM 10-K ANNUAL REPORT

      THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTIONS “BUSINESS” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY’S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY’S DEPENDENCE ON THE AUTOMOTIVE AND COMMERCIAL HIGHWAY INDUSTRIES (WHICH HAVE HISTORICALLY BEEN CYCLICAL); (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY’S FINANCIAL STRUCTURE AND THE COMPANY’S COST OF CAPITAL AND BORROWED MONEY; AND (5) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

PART I

Item 1.  Business

General

      As used herein, the term “Company” shall mean Hayes Lemmerz International, Inc. and its direct and indirect subsidiaries on a combined basis. Any reference to a fiscal year of the Company shall mean the Company’s fiscal year commencing February 1 of a calendar year and ending January 31 of the next calendar year. Thus, for example, “fiscal 1999” refers to the fiscal year which commenced on February 1, 1999 and ended on January 31, 2000.

      The Company is a leading supplier of suspension module components to the global automotive and commercial highway markets with a presence in 17 countries. The Company’s products for the suspension module include wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels, supplying approximately 33% and 26% of the automotive wheels in North America and Europe, respectively. The Company is also the largest independent manufacturer of wheel-end attachments and aluminum structural components in North America, supplying approximately 33% of these components in North America. The Company is also a leading producer of automotive brake products in North America, supplying approximately 16% of brake components in its relevant market in North America. In addition to suspension module components, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components, engine components and aluminum non-structural components for the automotive, heating and general equipment industries.

      The Company’s principal customers are General Motors, Ford, DaimlerChrysler (the three of which comprised approximately 59% of the Company’s fiscal 1999 net sales), BMW, Volkswagen, Nissan and Honda. Other customers include Toyota, Isuzu, Renault, Fiat, Porsche, Audi, Volvo, Citroën, Peugeot, Skoda, Mazda, Mitsubishi and Suzuki. The Company also has over 300 commercial highway vehicle customers in North America, Europe and Asia, including Trailmobile, Dana/ Mack, DaimlerChrysler, Iveco, Strick, Great Dane Trailers, Freightliner, PACCAR, Volvo, General Motors, Renault, Western Star, Schmitz Cargobull and Köegal.

      The Company is the #1 or #2 independent manufacturer of virtually all of its primary products in the markets in which it competes. The following table sets forth the Company’s estimated market position in North America, Europe and South America in 1999 for certain of its products:

Product	Market Position

Worldwide

Automotive Steel Wheels	#1

Automotive Cast Aluminum Wheels	#1

Automotive Fabricated Aluminum Wheels	#1

North America

Automotive Steel Wheels	#1

Automotive Cast Aluminum Wheels	#2

Automotive Fabricated Aluminum Wheels	#1

Automotive Full Face Cast (FFC®) Wheels	#1

Automotive Wheel-End Attachments — Excluding Production by OEMs	#1

Automotive Cast Aluminum Structural Components	#1

Engine Manifolds	#1

Commercial Highway Wheels	#2

Commercial Highway Brake Hubs and Drums	#1

Product	Market Position

Europe

Automotive Steel Wheels	#1

Automotive Cast Aluminum Wheels	#1

Commercial Highway Wheels	#2

South America

Automotive Steel Wheels	#2

Automotive Cast Aluminum Wheels	#1

Commercial Highway Wheels	#1

      Suspension module components, consisting of wheels, wheel-end attachments, aluminum structural components and automotive brake components, account for approximately 70% of the Company’s sales. The commercial highway segment accounts for approximately 16% of the Company’s sales, powertrain components account for approximately 11% of the Company’s sales and other aluminum products for the automotive, heating equipment and general machinery industries account for the remaining 3% of the Company’s sales.

      The Company has been active in expanding its presence and developing strategic alliances around the world. The Company has a worldwide network of 51 facilities (including six joint venture facilities) in the United States, Germany, Italy, Spain, the Netherlands, Belgium, the Czech Republic, Turkey, Brazil, South Africa, Mexico, Canada, Venezuela, Portugal, Thailand and India. The Company also provides sales, engineering and customer service throughout the world. The Company has advanced research and development facilities in the United States, Germany, Belgium, Italy and Brazil and a sales and engineering office in Japan. The Company also has technical alliances in Thailand and Colombia.

      The Company offers its customers a wide range of wheels for passenger cars and light trucks. The Company designs and manufactures steel wheels, which are generally low-cost, high volume production items that consist of two separate pieces (a rim and a center) welded together. The Company also designs and manufactures lightweight steel wheels (which are approximately 15% lighter than traditional steel wheels) and more expensive stylized full face steel wheels, with a clear, color or chrome finish. Aluminum wheels are generally lighter in weight, more readily stylized and more expensive than steel wheels, and can be one-piece cast aluminum wheels, fabricated aluminum wheels or two-piece wheels (a fabricated aluminum rim and a cast aluminum center) welded together (“FFC®”). The Company’s fabricated aluminum wheels are similar in design to fabricated steel wheels. Though not as highly styled as cast aluminum wheels, they are lighter in weight than both fabricated steel wheels and one-piece cast aluminum wheels. The Company believes that its breadth of product offerings and manufacturing capabilities enhances its ability to support a full vehicle platform with any wheel design.

      The Company is also a leader in the design, manufacture and delivery of numerous other suspension module components, including: (i) wheel-end attachments and assemblies such as steering knuckles, spindles, hub carriers and suspension arms; and (ii) aluminum structural components such as crossmembers, subframes, engine cradles and axle assemblies. The Company believes that it is the largest independent supplier of wheel-end attachments and assemblies, and aluminum structural components to original equipment manufacturers (“OEMs”) of passenger cars and light trucks.

      The Company also designs and manufactures automotive brake components, which are another important suspension module component, consisting primarily of composite metal drums, full cast drums and cast iron hubs for drum-type brakes and cast iron rotors for disc brakes. The Company’s brake components have been incorporated into anti-lock brake systems offered by its OEM customers. In addition to the OEM market for automotive brake components, the Company has a significant presence in the service market for brake rotors.

      In the commercial highway vehicle market, the Company sells wheels, rims and brake products to truck manufacturers (including replacement parts sold through original equipment servicers) and aftermarket distributors. These products are installed principally on trucks, trailers and buses. In the commercial highway market, sales to truck manufacturers are attributable to either having the product designated as standard equipment by the original manufacturer or obtaining fleet specifications where purchasers of commercial highway vehicles specify the component parts to be utilized on vehicles manufactured for their fleets.

      OEMs typically specify the features of each component in the suspension module for a particular model. Some components, such as wheels, whether steel or aluminum, often will be offered as standard or optional equipment. Suspension components, such as wheel-end attachments and structural components, usually are offered only as standard equipment. Among the features specified by OEMs are weight, strength, styling and pricing requirements. OEMs will ordinarily designate one supplier of a particular component for a vehicle model, particularly with suspension components. In other cases, such as wheels where standard and optional equipment is often offered, a particular vehicle model may utilize more than one supplier.

      A supplier of a particular component design is typically specified by an OEM more than two years before the time of initial production. A potential supplier must first develop a design based on weight, strength, styling and engineering specifications provided by the OEM. After a comprehensive engineering and feasibility review, the OEM then designates a specific supplier for a particular component that meets the OEMs’ cost, quality, weight, strength, styling and engineering specifications for particular vehicle models. The duration of the designation is dependent upon the life cycle of the vehicle model. Suppliers that design, engineer, manufacture and conduct quality control testing are generally referred to as Tier 1 suppliers. The Company believes that because of its world-class engineering capabilities and full product line, early involvement in the design and engineering of new suspension module components as a Tier 1 supplier affords it a competitive advantage in securing new business and provides customers a significant cost reduction through coordination of design, development and manufacturing processes. As a result of the lengthy approval and launch process, combined with the continued designation of a particular supplier for the life of the vehicle model, increases or decreases in sales to a particular OEM and corresponding changes in market share normally occur over an extended period of time.

      The Company competes for sales of its products on the basis of cost, delivery, quality and service. Because approximately 59% of the Company’s fiscal 1999 total sales consist of sales to General Motors, Ford and DaimlerChrysler, the loss of a significant portion of the Company’s sales to any of these OEMs could have a material adverse impact on the Company. The Company has been doing business with each of these OEMs for many years, and sales are composed of a number of different products and of different models or types of the same products and are made to individual divisions of such OEMs. In addition, the Company supplies products to those customers in both North America and Europe which reduces the Company’s reliance on any single market.

      While the Company’s business is not seasonal in the traditional sense, July (in North America), August (in Europe) and December are usually lower volume months. This is because OEMs typically perform model changeovers or take vacation shutdowns during the summer and assembly plants are typically closed for a period from shortly before Christmas to after New Year’s Day.

      Raw materials and component parts used in the Company’s manufacturing operations are those commonly used in such operations and adequate supplies are available. The Company is generally not dependent on long-term supply contracts and has available to it alternate sources for its raw materials and component parts.

Company History

      The Company’s business originated with Hayes Wheel, founded in 1908 by Clarence Hayes, and K.H. Wheel Company, founded in 1909 by John Kelsey and John Herbert, which produced wooden-spoked wheels for automobiles such as Henry Ford’s Model T. These companies merged in 1927 to form Kelsey-Hayes Wheel Corporation, which was reorganized in 1933 into Kelsey-Hayes Wheel Company. In 1992, the non-wheel businesses and assets of the Company, particularly its automotive brake systems business and assets, were transferred to, and certain liabilities related thereto were assumed by, a wholly owned subsidiary of the Company, Kelsey-Hayes Company (“Kelsey-Hayes”), the capital stock of which was then transferred by the Company to its sole stockholder as an extraordinary dividend and the Company consummated an initial public offering of its common stock.

      On July 2, 1996, the Company consummated a series of transactions (the “Motor Wheel Transactions”) pursuant to which: (i) Motor Wheel Corporation (“Motor Wheel”) became a wholly owned subsidiary of the Company; (ii) the Company’s common stock was recapitalized with each share of common stock then outstanding being exchanged for   1/10th share of Common Stock and $28.80 in cash (the “Recapitalization”); and (iii) Joseph Littlejohn & Levy Fund II, L.P. (“JLL Fund II”) and certain other investors acquired ownership of approximately 76.6% of the Common Stock. On June 30, 1997, the Company acquired Lemmerz Holding GmbH (“Lemmerz”) (the “Lemmerz Acquisition”). Lemmerz was founded in 1919 at its current site in Königswinter, Germany and was the leading full-line wheel supplier in Europe. On November 12, 1997, following stockholder approval, the Company changed its name to “Hayes Lemmerz International, Inc.”

      Following the Lemmerz Acquisition, the Company continued the expansion of its business with six acquisitions in fiscal 1997 and 1998 of wheel and brake manufacturers in the United States, Mexico, Brazil, South Africa and India. These acquisitions enhanced the Company’s global network of wheel and brake component manufacturing operations and increased its presence in a number of high growth markets.

      In fiscal 1999, the Company acquired CMI International, Inc. (“CMI”) for $605 million in cash. CMI was a leading full service supplier of wheel-end attachments, aluminum structural components and powertrain components to the automotive industry. The Company also acquired an aluminum wheel manufacturer in Thailand and a machining supplier in the Netherlands.

  Stockholder Offer

      On January 9, 2000, JLL Fund II, on behalf of itself, TSG Capital Fund II, L.P. (“TSG”), CIBC WG Argosy Merchant Fund 2, L.L.C. (“Argosy”), certain members of and interests associated with the Lemmerz family, Ron Cucuz, Chairman and Chief Executive Officer of the Company, and certain other stockholders of the Company (collectively, the “Stockholders”), sent a letter (the “Stockholder Offer”) to the Board of Directors of the Company offering to acquire all of the outstanding shares of the Company’s Common Stock not owned by the Stockholders (the “Shares”) for a price of $21 per share in cash in a merger transaction. The Stockholders currently own in excess of 75% of the Company’s outstanding Common Stock.

      The Stockholder Offer stated that the Stockholders were only interested in acquiring the Shares and that the Stockholders had no interest in selling their equity interest in the Company.

      The Board of Directors held a meeting on January 10, 2000 and appointed a Special Committee composed of the independent directors of the Company (John S. Rodewig and Ray H. Witt) to consider the Stockholders’ proposal. The Special Committee has retained Wasserstein Perella & Co. as its financial advisor and Wachtell, Lipton, Rosen & Katz as its counsel. The Special Committee is evaluating the proposal, but has not yet made any recommendations regarding the Stockholder Offer.

      In response to the Stockholder Offer, four lawsuits have been filed in the Court of Chancery of the State of Delaware and are being consolidated into a single action. Plaintiffs allege, among other things, that the price of $21 per share is unfair and inadequate and that the Stockholders are breaching their duties as controlling stockholders. Plaintiffs have named the Company, all of its directors and Joseph Littlejohn & Levy Inc. as defendants in this action and are seeking to have the action declared a class action on behalf of all of the Company’s minority shareholders. The action is in the early stages of discovery.

Industry

  Modules

      OEMs are changing their sourcing methods toward modules and away from individual components as part of the broader automotive industry strategy to shorten lead times, improve inventory management and enhance the quality of subsystems. The Company has the capability to design and engineer the complete wheel-to-wheel suspension module and currently has the ability to manufacture approximately 60% of the suspension module. Of the components in the suspension module, the Company has achieved its leading position in the automotive wheel market through both organic growth and growth by acquisition. The Company also has important market positions in key suspension module components, including wheel-end attachments and aluminum structural components, as well as comprehensive suspension module design and engineering capabilities.

      The Company’s strategy is to build its market positions in suspension module components, leveraging off its leading market and customer positions in wheels. With both the necessary technical capabilities and product breadth, the Company is well-positioned to accelerate its growth in key suspension module components and be a leading single-source supplier of suspension modules. With the expanding focus from wheels to the suspension module, the Company has dramatically expanded the markets in which it operates.

  Global Sourcing

      OEMs are developing global car platforms in order to reduce development lead times and improve their overall cost structures. An important step for OEMs in achieving improved efficiency through the use of global platforms is being able to source components from a single supplier everywhere in the world. The Company has recognized the need to be able to supply its customers on a worldwide basis and has increased its capabilities in developing and established markets to meet its customers’ needs.

      As a result of the various acquisitions in fiscal 1997, fiscal 1998 and fiscal 1999, the Company has established a leading global presence and currently operates 26 facilities in North America, 19 facilities in Europe, and six additional facilities in the rest of the world (including interests in joint ventures). The Company believes its worldwide presence has been an important factor in the award of several contracts to date and expects to realize further benefits as OEMs execute their global car and platform strategies. The Company’s breadth of products and ability to meet different price points add to these competencies by streamlining OEMs’ purchasing and facilitating their ability to meet the divergent needs of each market.

  Outsourcing

      In an effort to improve quality and reduce capital outlays, production costs, overhead and inventory levels, OEMs have been active in outsourcing significant portions of the design, engineering and manufacturing of automotive components not deemed strategic, and, increasingly, systems and modules to Tier 1 suppliers. Many components, including wheels and brakes, are not strategic to the OEMs.

      OEM suppliers have been proactive in adapting to this trend, as evidenced by the significant consolidation of the OEM supplier base and the increasing role of Tier 1 suppliers as full service integrators. The Company has been particularly active in this area and has used its design and engineering expertise to forge strong relationships by becoming an integral part of OEM in-house design teams.

      These relationships have led to the Company being the recipient of significant outsourcing awards in wheels and suspension components. Most recently, the Company was awarded a contract to assume production of all of Ford’s remaining in-house steel wheel production. This production was transferred to the Company’s facilities during fiscal 1999. The Company believes that it is well positioned to benefit from any future outsourcing opportunities.

  Technical, Research, Testing and Related Capabilities

      As OEMs increase outsourcing the design, engineering and manufacturing of automotive components, systems and modules to Tier 1 suppliers, greater emphasis is being placed on the technical and research capabilities of suppliers. The Company has a research and development center adjacent to its Northville, Michigan world headquarters and a technical center located in Ferndale, Michigan. The Company also has design, engineering, and research and development capabilities at its Königswinter, Germany; Dello, Italy;

Hoboken, Belgium; and São Paulo, Brazil facilities. The Company believes that it is a leader in advanced research for suspension modules and related wheel and brake technology. The Company has also developed a number of innovative non-wheel cast aluminum products for passenger cars, heavy trucks, heating equipment and the general machinery industries.

      Most programs that the Company has been selected to supply require the Company to fully design, engineer, prototype and test those components, assemblies and modules. The Company utilizes numerous software programs to ensure customer compatibility. The Company has direct computer links to many customers and provides customers with engineering and manufacturing support. The Company also utilizes finite element techniques in designing products for mechanical strength, fatigue and impact resistance and prediction of noise, vibration and harshness. Similar evaluations are conducted with respect to manufacturing in areas such as mold filling, solidification, die heating and cooling, and fixturing for machining.

      The Company presently uses a number of rapid prototyping technologies that result in customers receiving products for evaluation more quickly and at lower cost, and provide the ability to make many rapid changes to ensure that designs are optimized. The Company also performs a variety of tests to ensure that products meet or exceed customer specifications while simultaneously providing updates to engineering and design models.

      The Company constructs a portion of its tooling in-house, ensuring that product designs are compatible with manufacturing processes, leading to overall improvements in part manufacturability and quality. Internally produced tooling often results in cost-saving design improvements, more efficient maintenance and reduced spare parts inventory. Customer confidentiality of product programs is ensured with the manufacture of both tools and prototypes internally at the Company. In addition, since a single math database is used and tools are produced using computer-based machines, design integrity is maintained and tool accuracy and repeatability is ensured.

  Aluminum Penetration

      OEMs are continuing to focus on weight reduction in order to achieve improved government-imposed fuel economy standards for passenger cars and light trucks and are at the same time working to improve ride and handling through the use of more rigid suspension module components. Aluminum is lighter and more rigid than fabricated steel and allows for greater design flexibility. The combination of these trends is driving increased penetration of aluminum products as replacements for fabricated steel components around the suspension module. Independent industry sources are predicting aluminum content per vehicle to grow by at least 50% over the next several years, primarily as a result of increased penetration of aluminum around the suspension module.

      Aluminum wheel penetration (new vehicle installations) in North America has increased from approximately 3% in 1980 to approximately 51% in 1999. The Company estimates that such penetration will reach approximately 55% to 60% over the next several years because aluminum wheels are increasingly favored by OEMs for their aesthetic characteristics, design flexibility and product innovations, including fabricated aluminum wheels and FFC® aluminum wheels. The Company has developed a proprietary high-volume application of its FFC® technology, which simultaneously addresses OEMs’ need for more sophisticated wheel styling, lighter weight and greater fuel efficiency. Aluminum wheel penetration in Europe in 1999 was approximately 25% and continues to display a similar growth pattern as that experienced in North America. The Company is well-positioned to continue to increase sales of its aluminum wheels given the new, but rapidly growing, fabricated aluminum wheel and FFC® wheel designs where the Company is the only significant manufacturer.

      Management estimates that aluminum penetration in crossmembers and subframes in North America will double by 2002 from its current level of approximately 5%, and aluminum penetration in wheel-end attachments will increase from approximately 18% to 27% over the same period. The Company was the first company to apply high-volume manufacturing of aluminum structural components with its contract for the Chrysler NS Minivan. The Company now supplies aluminum suspension module components to most major

OEMs, including DaimlerChrysler, General Motors and Ford. The Company is also one of a few companies with the ability to supply aluminum crossmembers, which are one-piece cast components. These aluminum crossmembers replace conventional steel crossmembers which are typically fabricated from several stamped steel parts welded together. This improved design not only simplifies the manufacturing process, but also improves the handling of the vehicle. The Company believes that it is a leader in the design, engineering and manufacturing of aluminum suspension components that will allow it to capitalize on the trend of increased aluminum content per vehicle.

  Product Innovations

      The Company is dedicated to the continued development of new and improved suspension components and related products either through its own world-class engineering capabilities or joint ventures with other parties. These new designs include full face styled steel wheels, lightweight steel wheels, lightweight fabricated aluminum wheels, FFC® wheels, clad-covered wheels and Centrifuse® brake drums. In addition to its leadership in aluminum products, the Company has continually made innovations in steel wheels, including the introduction of a steel wheel that is approximately 15% lighter than a traditional steel wheel. More recently, it designed, developed, and is marketing multi-clad drop center steel wheels and next generation full face steel wheels.

      Supported by computer-aided design and manufacturing, as well as finite-element analysis tools, the Company investigates specific product designs for lighter-weight products that help reduce overall vehicle weight and provide more attractive styling variations. To ensure that new, lighter-weight products are sufficiently durable to meet vehicle requirements, the Company performs fatigue tests that put prototype products through the equivalent of thousands of miles of road use before they reach the manufacturing stage. To ensure longevity of the wheels, salt-spray and other environmental tests are conducted on coated wheels. The Company performs similar tests on other components in the suspension module.

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

  Quality Awards

      In an effort to increase the quality of the vehicles they produce, OEMs continue to increase the quality demands on their component suppliers. Each OEM has a structured program and rating system for quality and grants awards to suppliers. Examples include Ford’s Q-l Total Quality Excellence Award, General Motors’ Mark of Excellence, DaimlerChrysler’s QE and Pentastar Awards and Toyota’s Target-Value-Quality Award. Once a supplier receives a quality award, the supplier retains the award level, subject to continuing favorable review by the OEM. The Company endeavors to meet and exceed the quality demands of the OEMs. Most of the Company’s manufacturing facilities have received such quality awards.

      The automotive industry has adopted standards for quality ratings commonly known as QS 9000 or ISO 9001, as to which all of the OEMs require compliance. The Company’s Gainesville, Georgia location was the first wheel plant in North America to qualify for this rating. Nearly all of the Company’s worldwide facilities have received QS 9000 and/or ISO 9001 registration in compliance with all of its customers’ requirements.

Cast Aluminum Wheels

      The Company’s cast aluminum wheels are produced and sold in North America, Europe, South America, South Africa and Asia.

  North America

      The Company has five cast aluminum manufacturing facilities in North America, which are located in Howell, Michigan; Gainesville, Georgia; Huntington, Indiana; La Mirada, California; and Somerset, Kentucky. The Company also owns a 40% interest in a joint venture which has an aluminum wheel facility in Chihuahua, Mexico. At these facilities, the Company designs, manufactures and distributes a full-line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the automotive industry. In fiscal 1999, the Company supplied approximately 27% of the cast aluminum wheels purchased in North America. With the exception of a limited number of cast aluminum wheels manufactured by Ford in New Zealand and aluminum wheels manufactured by Toyota, there is no significant OEM manufacturing of cast aluminum wheels. In 1999, the Company believes approximately 51% of passenger cars and light trucks in North America used cast aluminum wheels.

      Customers. In fiscal 1999, approximately 80% of the Company’s total North American cast aluminum wheel production was sold to DaimlerChrysler, General Motors and Ford for use on vehicles produced in North America. The Company exported approximately 3% of its cast aluminum wheels to Nissan and Isuzu in Japan and sold approximately 14% to Japanese transplants in the United States. The Company owns 100% of Hayes Lemmerz Japan Limited, a Japanese corporation that provides sales, engineering and service support for the Company in the Japanese wheel market.

      Manufacturing. In manufacturing cast aluminum wheels, the Company uses both gravity casting and low pressure casting technologies. The Company continues to emphasize cost control and product quality in its manufacturing processes and facilities.

      The Company manufactures one-piece and two-piece aluminum wheels. One-piece aluminum wheels comprise the majority of the Company’s current sales. The Company introduced its first high volume FFC® two-piece aluminum wheel in 1998. This two-piece design offers OEMs even greater weight savings without sacrificing styling flexibility.

      Competition. The Company believes that its capabilities as a cost-effective supplier of cast aluminum wheels meeting OEM requirements enable it to compete effectively with other aluminum wheel manufacturers. The Company’s primary competitor in the North American cast aluminum wheel market is Superior Industries International, Inc., which the Company estimates had approximately a 30% share of the North American market in 1999. Other competitors accounting for the remaining market share include Amcast Industrial, American Racing Equipment, Alcoa, Reynolds Metals and several foreign suppliers operating in the United States.

  Europe

      The Company has five cast aluminum manufacturing facilities in Europe, which are located in Barcelona, Spain; Dello, Italy; Campiglione Fenile, Italy; Hoboken, Belgium; and Ostrava, Czech Republic. At these facilities, the Company designs, manufactures and distributes a full line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the European automotive industry.

      Customers. The Company estimates that its share of the European market for cast aluminum wheels was approximately 27% for fiscal 1999. Substantially all of the Company’s European cast aluminum wheels were sold to BMW, DaimlerChrysler, Ford, General Motors, Fiat, Volkswagen, Porsche, Peugeot, Renault, Nissan and Volvo. In 1999, the Company believes approximately 25% of passenger cars and light trucks in Europe used cast aluminum wheels, up from approximately 24% in 1998.

      Manufacturing. The Company utilizes low pressure casting technologies in Europe. Engineering, research and development for the Company’s European cast aluminum wheel operations is currently performed at the Company’s Dello, Italy and Hoboken, Belgium facilities.

      The Company maintains substantial capabilities in Europe to style and design cast aluminum wheels for sale to particular OEMs. The Company offers its OEM customers various Company-generated styles and sizes each year. The Company has also established direct computer links with several customer locations in

Europe to streamline the design and approval process and reduce product development lead-time. In Europe, the Company believes that its interaction with its customers through computer-aided design offers a competitive advantage. In addition, the Company is actively introducing its new weight and cost saving technologies to the European car makers.

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

      The Company’s primary competitors in the European cast aluminum wheel market for passenger cars are Ronal, Amcast Speedline and Alloy Wheel International. These competitors have market shares ranging from approximately 8% to 20% each.

  South America, South Africa and Asia

      The Company has one cast aluminum manufacturing facility in South America, which is located near São Paulo, Brazil, one cast aluminum wheel manufacturing facility in South Africa, which is located near Johannesburg, South Africa, and one cast aluminum wheel manufacturing facility in Asia, which is located near Bangkok, Thailand. At these facilities, the Company designs, manufactures and distributes a full-line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the South American, South African and Asian automotive industries.

      Customers. The Company estimates that its share of the South American, South African and Asian (other than Japan) market for cast aluminum wheels was approximately 50%, 35% and 25%, respectively, for fiscal 1999. The largest customers for the Company’s South American cast aluminum wheels were Ford, General Motors, Volkswagen and Renault. In 1999, the Company believes approximately 16% of passenger cars and light trucks in South America used cast aluminum wheels, up from approximately 12% in 1998. The largest customers for the Company’s South African cast aluminum wheels were BMW, DaimlerChrysler, Dotz and Volkswagen. In 1999, the Company believes approximately 59% of passenger cars and light trucks in South Africa used cast aluminum wheels, up from approximately 51% in 1998. The largest customers for the Company’s Asian cast aluminum wheels were Toyota, Isuzu and Mitsubishi. In 1999, the Company believes approximately 40% of passenger cars and light trucks in Asia used cast aluminum wheels, up from approximately 37% in 1998.

      Manufacturing. Engineering, research and development for the Company’s South American, South African and Asian cast aluminum wheel operations is currently performed at the Company’s facilities located in Dello, Italy and Hoboken, Belgium.

      Competition. The Company’s primary competitors in the South American cast aluminum wheel market for passenger cars are Italmagnesio and Mangels. These competitors have market shares ranging from approximately 7% to 43%. The Company’s primary competitor in the South African cast aluminum wheel market for passenger cars is Tiger Wheels, which has a market share of approximately 15%. The Company’s primary competitor in the Asian cast aluminum wheel market for passenger cars is Enkei, which has a market share of approximately 58%.

Fabricated Wheels

      The Company’s fabricated wheels are produced and sold in North America, Europe and South America.

  North America

      At its manufacturing facilities in Sedalia, Missouri and Bowling Green, Kentucky, the Company designs, manufactures and distributes a full line of fabricated steel and fabricated aluminum wheels for sale to OEMs in the passenger car and light truck segments of the automotive industry. The Company also owns a 40% interest in a joint venture which designs, manufactures and distributes fabricated steel wheels from a facility in Mexico City, Mexico. Having commenced production in the early 1900s, the Company has manufactured more steel wheels in North America than any other manufacturer.

      The Company’s fabricated wheel products, including fabricated steel wheels, fabricated aluminum wheels, chrome steel wheels, full face steel wheels, and clad-covered wheels, have been well received by its customers. The Company believes that new contracts obtained in 1999 relating to these products have positioned this group for significant future growth. Currently the Company produces fabricated aluminum wheels for Ford, General Motors, DaimlerChrysler and Toyota, including a full face, styled version for the Ford F150 truck.

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

      Customers. The Company estimates that its share of the North American market for steel wheels for fiscal 1999 was approximately 37%. Approximately 95% of the Company’s North American steel wheels were sold to General Motors, Ford and DaimlerChrysler in fiscal 1999.

      Manufacturing. The Company’s fabricated steel and fabricated aluminum wheels are manufactured by a continuous in-line process, thus enhancing quality standardization and reducing work-in-process inventory. Although tooling is relatively expensive for steel wheels, a particular style is likely to be run for a customer in high volume over a long period, lowering the unit production cost.

      Competition. The Company’s primary competitors in the North American steel wheel market for passenger cars and light trucks are Meritor Automotive, Accuride, Topy and Central Manufacturing Company. The Company estimates that the competitors held a combined share of approximately 48% of the steel wheel market in 1999 while the OEMs together accounted for 15% of the market in 1999. The Company believes that it is well-positioned to maintain its market share of steel wheels at General Motors, Ford and DaimlerChrysler against non-OEM competition.

      Although Ford recently outsourced the production of all of its in-house North American steel wheels to the Company, the Company remains vulnerable to increased sourcing of steel wheels by General Motors to General Motors’ own wheel operations. However, General Motors supplied approximately 35% of its steel wheel needs in 1999, down from approximately 50% in 1998. The Company believes, however, that, with OEMs becoming increasingly sensitive to the cost of their products, and with new products such as styled steel and fabricated aluminum wheels, it will be able to capture market share from the OEMs. General Motors has no production capability for stylized steel wheels or fabricated aluminum wheels.

  Europe

      In Europe, the Company has four fabricated wheel manufacturing facilities, which are located in Königswinter, Germany; Manresa, Spain; Manisa, Turkey; and Ostrava, Czech Republic, where it designs, manufactures and distributes a full-line of fabricated steel wheels for sale to both OEMs and the aftermarket of the automotive industry throughout Europe.

      Customers. The Company supplied approximately 25% of the fabricated wheels manufactured in Europe in 1999. The Company’s principal customers include General Motors, Opel, Vauxhall, Skoda, DaimlerChrysler, Ford, Volkswagen, Renault, KFZ, Kromag, Audi, BMW, Rover, PSA, Toyota, Nissan and

Volvo. In Eastern Europe, the Company’s principal customer is Skoda, the national automobile manufacturer of the Czech Republic, for which the Company is the sole supplier of steel wheels.

      Manufacturing. The Company’s Königswinter, Germany facility has state-of-the-art, automated production equipment and extensive research and development facilities. The Company’s lightweight steel wheel, which is approximately 15% lighter than a traditional steel wheel, was developed and is manufactured at the Königswinter facility. The Company’s Manresa, Spain facility has developed a specialty niche in wheels for light trucks, recreational vehicles and vans. The Manisa, Turkey facility produces wheels for the Turkish market and exports both OEM and aftermarket wheels to Western Europe. It benefits from lower labor rates and has enough available manufacturing space to double the plant’s manufacturing capacity from 1.5 million to 3.0 million wheels. The Company’s Ostrava, Czech Republic facility has completed a new paint facility and installed new steel wheel rim and assembly lines. This equipment is state-of-the-art and was required to meet the volume and quality demands of the Company’s European customers.

      Competition. The Company’s principal competitors for the sale of passenger car and light truck steel wheels include Michelin Kronprinz and Gianetti-Fergat, which had market shares of approximately 22% and 20% in 1999, respectively. Ford and Volkswagen together produced approximately 13% of all passenger car and light truck steel wheels in Europe during 1999.

  South America

      In South America, the Company has one fabricated wheel manufacturing facility, which is located near São Paulo, Brazil, where it designs, manufactures and distributes a full-line of fabricated steel wheels for sale to both OEMs and the aftermarket of the automotive industry throughout Brazil and Argentina.

      Customers. The Company supplied approximately 39% of the automotive steel wheels manufactured in Brazil and Argentina in 1999. The Company’s principal customers in Brazil and Argentina include Ford, General Motors, DaimlerChrysler and Volkswagen.

      Manufacturing. The Company’s Brazilian steel wheel manufacturing facility has its own research and development facility and its operations are being converted to state-of-the-art, automated production equipment.

      Competition. The Company’s principal competitor for the sale of passenger car and light truck steel wheels in Brazil and Argentina is Meritor Automotive.

Suspension Components

      The Company’s suspension components are produced and sold in North America. The Company has four suspension component manufacturing facilities in North America, which are located in Bristol, Indiana; Cadillac, Michigan; Montague, Michigan; and Southfield, Michigan. The Company has commenced construction of a new aluminum foundry in Montague, Michigan to meet increased customer demand for aluminum suspension components.

      The Company’s suspension components consist of: (1) wheel-end attachments and assemblies; and (2) aluminum structural components.

  Wheel-End Attachments and Assemblies

      The Company produces aluminum and iron knuckles, spindles and spindle assemblies, iron hub carriers, axle flanges for the corner of the vehicle and control arms. The Company is the largest supplier of steering knuckles and spindles to Ford and a major supplier of such products to General Motors. Approximately 77%, 18% and 5% of North American wheel attachments are made from iron, aluminum and steel, respectively. As weight reduction initiatives continue and casting technologies improve, aluminum’s market share is expected to grow to approximately 27% by 2002. However, aluminum is not expected to replace iron completely due to strength requirements on certain vehicle platforms. As a result of its ability to produce both iron and aluminum components, the Company believes that it is well positioned to take advantage of the market trends for these components.

      Customers. The Company is the leading supplier to North American OEMs in wheel-end attachments and assemblies. The Company’s leadership in this segment also extends to certain product niches within the category. For example, the Company is the largest supplier of steering knuckles and spindles to Ford. Additionally, the Company is a major supplier to Volvo and General Motors.

      Manufacturing. In North America, the Company designs, manufacturers and distributes aluminum and iron knuckles, spindles and spindle assemblies, iron hub carriers and axle flanges. The Company’s factories utilize various materials and casting processes to produce to specific product requirements including weight, performance, safety and cost.

      The Company also manufactures ductile iron and aluminum casted wheel-end attachments and assemblies. The Company casts aluminum using green and resin-bonded sand, permanent mold, and squeeze and semi-solid processes.

      Competition. With approximately 33% of the North American market (excluding OEM production), the Company is the market leader for wheel-end attachments and assemblies. The Company’s principal competitor is Carpenter with approximately 18% of the North American market. Other competitors include Simpson, Intat and Hitachi, which account for most of the remaining market share. Given the fragmented nature of the market, the Company’s competitors are significantly less visible across the major product areas and OEMs.

  Aluminum Structural Components

      The Company also manufactures structural aluminum subframes and crossmembers. Approximately 5% of crossmembers and subframes for the North American market are currently produced from aluminum. Competing metals and processes include stamped steel of approximately 92%, hydro-formed steel of approximately 2% and extruded aluminum of approximately 1%. Aluminum’s market share of this segment is expected to grow to approximately 10% by 2002 primarily due to desired weight reductions and ride characteristics. The Company believes that it is well positioned to benefit from this expected increased penetration of aluminum.

      Customers. The Company developed a one-piece cast aluminum crossmember for the 1995 Chrysler NS Minivan, the first high-volume application of such product. Since then, the Company has grown the market for aluminum crossmembers. Its customers today include General Motors, Ford and DaimlerChrysler.

      Manufacturing. In North America, the Company designs, manufacturers and distributes structural aluminum subframes and crossmembers. As this market segment continues to experience significant growth, the Company is planning to substantially increase its manufacturing capacity.

      Competition. Given the level of manufacturing expertise required to produce aluminum structural components, there are only four participants in this segment. The Company believes that it is the market leader with a 59% North American market share. Alcoa is the only other significant manufacturer of aluminum structural components in the marketplace.

Automotive Brake Components

      The Company has two automotive brake facilities in North America, which are located in Homer, Michigan and Monterrey, Mexico. At these facilities, the Company designs, manufactures and distributes automotive brake components consisting primarily of composite metal drums and full cast drums for drum-type brakes and cast iron rotors for disc brakes. In fiscal 1999, the Company supplied approximately 16% of the automotive brake components in its market purchased in North America.

      Customers. In fiscal 1999, the Company’s OEM customers for its automotive brake components were DaimlerChrysler, Ford, Nissan and General Motors which purchased approximately 75% of the Company’s automotive brake components. In addition, the Company sold its remaining automotive brake components, on a Tier 2 basis, to Continental Teves, TRW and Delphi Automotive.

      Manufacturing. The Company’s automotive brake components are considered to be among the highest quality components in the industry with parts per million quality statistics significantly better than industry averages. The Company continues to use its technological superiority to develop innovative new component designs addressing weight and warranty issues, including such products as ULTRA QTM, aluminum and cool-running rotors.

      Competition. The principal competitors of the Company for the sale of automotive brake components include Delphi, TRW, Bosch, Aisin Seiki and Rassini, which the Company estimates had market shares of approximately 27%, 20%, 18%, 7% and 5%, respectively. The Company believes that Delphi, TRW and Bosch supply brake drums and rotors as well as anti-lock brake systems, while Aisin Seiki and Rassini are suppliers of brake rotors and drums.

Commercial Highway Products

      The Company’s commercial highway vehicle wheels and brakes are produced and sold in North America, Europe, South America and Asia.

  North America

      The Company has three manufacturing facilities in North America which produce components for the commercial highway market. These facilities are located in Akron, Ohio (wheels and rims); Berea, Kentucky (brake components); and Mexico City, Mexico (brake components, cast spoke wheels and rims).

      Of the commercial highway trucks and trailers that were sold in North America in fiscal 1999, the Company supplied approximately 17% of the wheels and 29% of the hubs and drums.

      Customers. The Company’s largest customers for commercial highway wheels and rims include Trailmobile, Monon, Strick and Great Dane Trailers, while its largest customers for commercial highway brake components include Freightliner Corporation, PACCAR and Volvo of North America. Of the Company’s commercial highway net sales for fiscal 1999, approximately 80% were to truck manufacturers and original equipment servicers (“OES”), and 20% were to warehouse distributors.

      Manufacturing. The Company manufactures disc wheels and demountable rims for commercial highway vehicles. The Company also manufactures two-piece, take-apart wheels for certain special applications, including the High Mobility Multiple Purpose Wheeled Vehicle (the “Hummer”) produced by AM General Corporation. The Company manufactures brake components for commercial highway vehicles consisting of conventional cast iron brake drums and Centrifuse® brake drums. These different types of brake drums can also be assembled together with iron or aluminum hubs and sold as a unit. The Centrifuse® drums are manufactured using a proprietary process to fuse iron to a steel jacket to combine the advantages of iron and steel to produce a lighter and stronger brake drum. The Company has achieved a significant market share for this product, which is supplied to truck manufacturers almost exclusively as a result of fleet specifications.

      Competition. The Company competes for sales of commercial highway wheels, rims and brake components on the basis of cost, delivery, quality and service. The Company spends a considerable amount of effort obtaining fleet specifications where purchasers of commercial highway vehicles specify to the truck manufacturers the components to be used. The principal competitors of the Company for the sale of commercial highway wheels and rims include Accuride and Alcoa, which had market shares of approximately 60% and 22% in 1999, respectively. The Company believes that Accuride supplies steel wheels, while Alcoa supplies forged aluminum wheels. The principal competitors of the Company for the sale of commercial highway hubs and drums are Gunite, Webb and Meritor which had market shares of approximately 24%, 20% and 17% in 1999, respectively.

  Europe

      The Company manufactures steel truck and trailer wheels for sale to manufacturers of commercial highway vehicles in Europe at its Königswinter, Germany facility. In addition, the Company produces wheels for the forklift truck market. Recently, the Company underlined its leadership in both product and process technology by launching the first truck wheel with an outside valve hole. Management believes there is a growing need for this product due to the increase in penetration of disc brakes on heavy trucks.

      Customers. The Company supplied approximately 22% of the heavy truck steel wheels sold in Western Europe in 1999. The Company’s principal customers for steel wheels for commercial highway vehicles include DaimlerChrysler, Renault, Western Star, Schmitz Cargobull, Köegal, Volvo, PACCAR and Iveco.

      Manufacturing. The Company believes that the Company’s Königswinter, Germany facility has the most technologically advanced truck wheel manufacturing line in the world. At this facility, the Company produces a variety of tubeless and tube-type wheels for commercial highway vehicles, as well as a variety of steel wheels for forklift trucks.

      Competition. The Company’s principal competitors for the sale of commercial highway wheels in Europe include Michelin Kronprinz and Gianetti. Michelin Kronprinz has approximately 51% of this market.

  South America and Asia

      The Company manufactures steel truck and trailer wheels for sale to manufacturers of commercial highway vehicles in South America at its São Paulo, Brazil facility and in Asia at its Pune, India facility.

      Customers. The Company supplied approximately 48% of the heavy truck steel wheels sold in South America in 1999. The Company’s principal customers for steel wheels for commercial highway vehicles in South America include Ford, DaimlerChrysler, Volvo, Volkswagen and Roudon. The Company supplied approximately 27% of the heavy truck steel wheels sold in India in 1999. The Company’s largest customers for steel wheels for commercial highway vehicles in India include Bharat Forge, Telco and Volvo (India).

      Manufacturing. At the São Paulo and Pune facilities, the Company produces a variety of tubeless and tube-type wheels for commercial highway vehicles.

      Competition. The Company’s principal competitor for the sale of commercial highway wheels in South America is FNV and the Company’s principal competitor for the sale of commercial highway wheels in India is Wheels of India.

Powertrain Components

      The Company’s powertrain and engine components are produced and sold in North America. The Company has three powertrain and engine component manufacturing facilities in North America, which are located in Wabash, Indiana; Petersburg, Michigan; and Nuevo Laredo, Mexico. At these facilities, the Company designs, manufacturers and distributes a variety of powertrain and engine components, including aluminum and polymer intake manifolds, aluminum cylinder heads, engine blocks and ductile iron exhaust manifolds.

      Customers. The Company supplies the vast majority of its powertrain and engine components (comprised primarily of intake and exhaust manifolds) to Ford, DaimlerChrysler and General Motors. In addition the Company supplies those same products to Japanese transplants including Honda, Nissan and Toyota and other major suppliers such as Visteon and Cummins Engine.

      Manufacturing. Welded technologies are used to produce less complex polymer manifolds utilizing multiple pieces. The Company, which has specialized in complex design manifolds, is the largest lost core producer worldwide. More recently, the Company has developed technologies that the Company believes will ensure the Company ’s position in the overall manifold market. While the Company currently manufactures a limited number of welded components, the Company is actively developing proprietary processes that management believes are superior to other current welding technologies. The Company believes that this will enable it to capture future growth in this market segment.

      Also, approximately one-third of the intake manifolds produced in North America today are made from polymers, with the remainder made from aluminum. Management estimates that over the next several years, nearly two-thirds of all intake manifolds will be made from polymers. The Company currently produces polymer intake manifolds and is focusing development efforts on new technologies in the polymer manifold market to capitalize on future growth in this market segment.

      Competition. The Company is the leading independent manufacturer of manifolds in North America, with a market share of approximately 23% in intake manifolds. The Company’s primary competitor in intake manifolds is Fort Wayne which has a market share of approximately 15%. The remainder of the market for intake manifolds is highly fragmented and comprises a combination of small independent suppliers and minor positions of large suppliers such as Delphi, Siemens and Solvay. Approximately two-thirds of the intake manifolds produced in North America are made from aluminum, with the remainder from polymers. Nearly half of all intake manifolds are expected to be made from polymers by 2000. Given the Company ’s ability to manufacture both aluminum and polymer components, the Company believes that it will remain a leading supplier of these products.

Other Products

      The Company has three non-wheel aluminum operations, collectively called Metaalgieterij Giesen B.V. (“MGG”). MGG is comprised of three facilities, two of which utilize sand-cast, low pressure and high-pressure aluminum casting processes and all three of which have machining operations. The sand casting process uses specially designed patterns to create sand molds into which molten aluminum is poured. Sand casting allows MGG to produce complicated pieces in small quantities. The complexity and low volume makes it too costly to manufacture these items using permanent mold casting, such as is used to produce cast aluminum wheels. MGG manufactures a variety of products, including heat exchangers used in gas-fired boilers, intake manifolds and aluminum housings for automotive and heavy truck applications, and a variety of aluminum products for the general machinery and electronics industries. From these facilities the Company supplies approximately 50% of the cast aluminum heat exchangers for use in gas-fired boilers for the commercial and residential markets in Europe. The Company expects this market to nearly double over the next five years.

      In North America, the Company’s aftermarket division sells passenger car, light truck and trailer wheels and other automotive products, such as brake controllers. The Company maintains warehouses in Dallas, Texas and Howell, Michigan for this purpose. In the aftermarket, the Company competes with a multitude of manufacturers depending upon the product and market.

      The Company also operates four tire and wheel assembly operations in Europe. These facilities are located in Brussels, Belgium; Königswinter and Bremen, Germany; and Ostrava, Czech Republic. The Company also owns a 49% interest in a joint venture which has a tire and wheel facility in Portugal. From these facilities, the Company supplies balanced tire and wheel assemblies to customers on a just-in-time basis. The Company believes that this is a potential growth market as OEMs continue to outsource non-strategic processes.

Investments

  Joint Ventures

      The Company has been active in developing strategic alliances around the world through joint ventures to further expand its customer base, improve product range and increase production capabilities and efficiencies. The Company also plans to further enhance its presence in emerging markets. The Company’s expanded worldwide manufacturing and strategic joint venture presence significantly strengthens its ability to meet the global sourcing needs of its customers. Over the past several years, the Company has expanded its emerging market presence by increasing ownership and/or acquiring outright joint ventures in Brazil, South Africa, India and Thailand. In addition, the Company continues to own minority interests as detailed below:

	%
Joint Venture	Ownership	Location	Products

Hayes Wheels de Venezuela, C.A.	49%	Venezuela	Fabricated Wheels

Continental Lemmerz (Portugal) — Componente para Automoveis, Lda.	49%	Portugal	Tire and Wheel Assembly

Hayes Wheels de Mexico, S.A. de C.V. (2 facilities)	40%	Mexico	Fabricated Wheels Cast Aluminum Wheels

Reynolds-Lemmerz Industries	25%	Canada	Cast Aluminum Wheels

Jantas Jant Sanayi ve Ticaret A.S.	25%	Turkey	Commercial Highway Wheels

      In addition, the Company has technical assistance agreements with ATP, a wheel manufacturer in Thailand, and with Colombiana de Frenos S.A., a steel and aluminum wheel manufacturer in Colombia.

Environmental Compliance

      The Company, like most other manufacturing companies, is subject to and is required from time to time to take action at its facilities to comply with federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. In this regard, the Company maintains an ongoing compliance program to anticipate and, if necessary, correct environmental problems. The Company periodically incurs capital expenditures in order to upgrade its pollution control mechanisms and to comply with applicable laws. The Company currently has four facilities registered or recommended for registration under ISO 14001 and is working to obtain ISO 14001 Registration at all manufacturing facilities worldwide. The Company believes it is in material compliance with applicable federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. See “Item 3. Legal Proceedings.”

Employees

      At April 15, 2000, the Company had approximately 15,000 employees. Of the Company’s employees in the United States, approximately 8% were represented by the UAW or USW. Collective bargaining agreements with the UAW or USW affecting these employees expire at various times through 2002 and 2003. As is common in many European jurisdictions, substantially all of the Company’s employees in Europe are covered by country-wide collective bargaining agreements. These agreements expire at various times through 2000. Additional agreements are often made with the facility Works Council on an individual basis covering miscellaneous topics of local concern. There are no Company-wide or industry-wide bargaining units in the United States. The Company considers its employee relations to be satisfactory. See “Item 2. Properties” for a listing of employees by location.

Item 2.  Properties

      The Company has its world headquarters in Northville, Michigan. The Company operates 23 facilities in North America with approximately 5.3 million square feet in the aggregate. Within Europe, the Company operates 17 manufacturing facilities with approximately 6.0 million square feet in the aggregate. In South America, Asia and South Africa, the Company operates five manufacturing facilities with approximately 2.0 million square feet in the aggregate. The Company believes that its plants are adequate and suitable for the manufacturing of products for the markets in which it sells. Moreover, the Company believes that it maintains adequate production capacity at its manufacturing facilities to meet current demand for all of its products.

      The Company’s facilities are as follows:

			Owned
		Area	Or
Location	Purpose	(Square Feet)	Leased	Employees

North America
Northville, MI	World Headquarters Research and Development	160,000	Owned	250
Ferndale, MI	Technical Center	150,000	Owned	140
Homer, MI	Automotive Brake Components	180,000	Owned	209
Monterrey, Mexico	Automotive Brake Components	88,000	Leased	211
La Mirada, CA	Cast Aluminum Wheels	260,000	Owned	469
Gainesville, GA	Cast Aluminum Wheels	265,000	Owned	371
Huntington, IN	Cast Aluminum Wheels	200,000	Owned	361
Somerset, KY	Cast Aluminum Wheels	300,000	Owned	409
Howell, MI	Cast Aluminum Wheels	150,000	Owned	375
Bowling Green, KY	Fabricated Wheels	309,000	Owned	284
Sedalia, MO	Fabricated Wheels	630,000	Owned	792
Berea, KY	Commercial Highway Brake Components	203,000	Owned	216
Akron, OH	Commercial Highway Wheels	410,000	Owned	229
Mexico City, Mexico	Commercial Highway Brake Components	100,000	Owned	610
Southfield, MI	Exhaust Manifolds, Intake Manifolds, Brackets and Housings, Steering Knuckles and Spindles, Cylinder Heads	206,000	Owned	260
Cadillac, MI	Exhaust Manifolds, Steering Knuckles	274,000	Owned	530
AuGres, MI	Foundry Equipment	41,000	Owned	65
Petersburg, MI	Intake Manifolds	150,000	Owned	257
Wabash, IN	Intake Manifolds, Cylinder Heads, Water Pump Housings, Hub Carriers, Control Arms	165,000	Owned	250
Montague, MI (2 facilities)	Intake Manifolds, Exhaust Manifolds, Steering Knuckles and Spindles, and Crossmembers Foundry Equipment	225,000	Owned	255
Bristol, IN	Intake Manifolds, Steering Knuckles, Crossmembers, Air Conditioner Scrolls, Differential Carriers, Control Arms, Subframes	380,000	Owned	581
Nuevo Laredo, Mexico	Intake Manifolds, Exhaust Manifolds	408,000	Owned	975

Europe
Campiglione Fenile, Italy	Cast Aluminum Wheels	823,000	Leased	135
Barcelona, Spain	Cast Aluminum Wheels	211,000	Owned	164
Hoboken, Belgium (2 facilities)	Cast Aluminum Wheels Non-Wheel Castings Research and Development	864,000	Owned	648
Dello, Italy	Cast Aluminum Wheels Research and Development	724,000	Owned	531
Ostrava, Czech Republic (3 facilities)	Fabricated Wheels Cast Aluminum Wheels Tire and Wheel Assembly	700,000	Owned	573
Manresa, Spain	Fabricated Wheels	400,000	Owned	448
Manisa, Turkey	Fabricated Wheels	403,000	Owned	183
Königswinter,	Fabricated Wheels	1,355,000	Owned	1,244
Germany (3 facilities)	Heavy Duty Wheel Research and Development Tire and Wheel Assembly
Bergen, Netherlands	Machining	40,000	Owned	104
Tegelen, Netherlands	Non-Wheel Castings	345,000	Owned	394
Bremen, Germany	Tire and Wheel Assembly	45,000	Owned	47
Brussels, Belgium	Tire and Wheel Assembly	96,000	Owned	34

			Owned
		Area	Or
Location	Purpose	(Square Feet)	Leased	Employees

Rest of World
São Paulo, Brazil (2 facilities)	Fabricated Wheels Cast Aluminum Wheels Commercial Highway Wheels Research and Development	596,000	Owned	1,525
Johannesburg, South Africa	Cast Aluminum Wheels	594,000	Owned	420
Pune, India	Commercial Highway Wheels	300,000	Leased	302
Bangkok, Thailand	Cast Aluminum Wheels	516,000	Leased	272

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

      See “Item 1. Business; Company History; Stockholder Offer,” for a description of certain lawsuits that have been filed in connection with the Stockholder Offer.

      The Company is a party to a patent infringement action, Lacks Incorporated v. Hayes Wheels International, Inc., et al. brought in March 1997 in the U.S. District Court for the Eastern District of Michigan, regarding certain proprietary processes which it uses and upon which it has patents. In the lawsuit, Lacks alleges that the Company infringed three U.S. patents owned by Lacks. Thus far, the Court has ruled that two of the three patents are invalid or not being infringed by the Company. In addition, thirty-two of the claims of the third patent have been dismissed, leaving eight claims at issue. Although the Company denies all substantive allegations made by the plaintiff in this lawsuit and is vigorously defending this case, in the event that this lawsuit is determined adversely to the Company and the Company is unable to collect upon the indemnification rights which it has against a co-defendant in this lawsuit, this lawsuit could have a material adverse effect on the consolidated operations and financial condition of the Company.

      Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), the Company currently has potential environmental liability arising out of both its wheel and non-wheel businesses at 16 Superfund sites (the “Sites”). Of the Sites, seven Sites were related to the operations of Motor Wheel prior to the divestiture of that business by The Goodyear Tire & Rubber Co. (“Goodyear”). In connection with the 1986 purchase of Motor Wheel by MWC Holdings, Inc. (“Holdings”), Goodyear agreed to retain all liabilities relating to these Sites and to indemnify and hold the Company harmless with respect thereto. Goodyear has acknowledged this responsibility and is presently representing the interests of the Company with respect to all matters relating to these seven Sites.

      As a result of activities which took place at the Company’s Howell, Michigan facility prior to its acquisition by the Company, the State of Michigan is performing, under CERCLA, a remedial investigation/ feasibility study of PCB contamination at this Site, and in the adjacent South Branch of the Shiawasee River. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. (“Cast Forge”) (the previous owner of this Site) and the State of Michigan, any additional PCB cleanup which may be required is the financial responsibility of the State of Michigan, and not of Cast Forge or its successors or assigns (including the Company). The federal Environmental Protection Agency (the “EPA”) has concurred in the consent judgment.

      The Company is working with various government agencies and the other parties identified by the applicable agency as “potentially responsible parties” to resolve its liability with respect to four Sites. The Company’s potential liability at each of these Sites is not currently anticipated to be material.

      The Company has potential environmental liability at the four remaining Sites arising out of businesses presently operated by Kelsey-Hayes. Kelsey-Hayes has assumed and agreed to indemnify the Company with respect to any liabilities associated with these Sites. Kelsey-Hayes has acknowledged this responsibility and is presently representing the interests of the Company with respect to these sites.

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

      In addition to the Sites, the Company also has potential environmental liability at two state-listed sites in Michigan. Of these, one is covered under the indemnification agreement with Goodyear described above. The Company is presently working with the Michigan Department of Environmental Quality to resolve its liability with respect to the remaining state-listed site, for which no significant costs are anticipated.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company had 30,354,545 shares of Common Stock outstanding and 108 record holders as of April 17, 2000. The Company’s shares are traded on The New York Stock Exchange (“NYSE”) under the symbol “HAZ”. Set forth below are the high and low closing prices for the Company’s Common Stock as reported on the NYSE for each quarterly period during the last two fiscal years.

	High	Low

Fiscal Year Ended January 31, 2000

Quarter ended January 31, 2000	$22.000	$14.188

Quarter ended October 31, 1999	30.625	21.625

Quarter ended July 31, 1999	32.500	27.875

Quarter ended April 30, 1999.	32.688	20.500

Fiscal Year Ended January 31, 1999

Quarter ended January 31, 1999	34.875	26.750

Quarter ended October 31, 1998	36.438	23.500

Quarter ended July 31, 1998	41.063	36.250

Quarter ended April 30, 1998	39.125	24.750

      Since the Motor Wheel Transactions and the Recapitalization, the Company has not paid dividends on its Common Stock and does not intend to pay dividends in the foreseeable future.

Stock Performance Graph

      The following graph compares the cumulative total stockholder return on the Company’s Common Stock for the period from February 1, 1998 through January 31, 2000, with (i) the cumulative total return on the NYSE market index (the “Market Index”), and (ii) the cumulative total return of an industry peer group composed of automotive parts and accessories suppliers (“Peer Group Index”) for the same period. In accordance with the rules of the SEC, the graph assumes an investment of $100 on February 1, 1998 in each of the Common Stock, the stocks comprising the Market Index and the stocks comprising the Peer Group Index, and assumes that all dividends were reinvested.

[PERFORMANCE GRAPH]

	Hayes Lemmerz Intl	Auto Parts	NYSE Market Index

1/30/98	100	100	100
4/30/98	160.96	114.09	113.34
7/31/98	152.59	102.27	111.09
10/30/98	112.28	95.86	107.85
1/29/99	137.41	101.01	120.1
4/30/99	120.39	103.35	127.37
7/30/99	121.18	105.15	125.78
10/29/99	90.56	86.08	125.8
1/31/00	83.75	81.77	125.6

      Data respecting the following companies were utilized in calculating the Peer Group Index in the table above:

A O Smith Corporation

Aftermarket Technology Corporation
American Axle & Manufacturing Holdings Inc.
Amerigon Incorporated
Arvin Industries, Inc.
Autocam Corporation
Autoliv Inc.
Barnes Group Inc.
Bonded Motors, Inc.
Borg Warner Automotive, Inc.
Clarcor Inc.
Collins & Aikman Corporation
Collins Industries Inc.
Colonel’s International, Inc.
Consulier Engineering, Inc.
Dana Corporation
Decoma International Inc.
Delco Remy International, Inc.
Delphi Automotive Systems
Desc, S.A. De C.V.
Detroit Diesel Corporation
Donnelly Corporation
Earl Scheib, Inc.
Eaton Corporation
Edelbrock Corporation
Federal-Mogul Corporation
Gentek Inc.
Gentex Corporation
Glas-Aire Industries Group Ltd.
Global Technovations Inc.
Hastings Manufacturing Company
Hayes Lemmerz International, Inc.
Impco Technologies Inc.
ITT Industries, Inc.
Jason Incorporated
Johnson Controls, Inc.
Lund International Holdings, Inc.
Magna International, Inc.
Mascotech Inc.
McLaren Automotive Group
Meritor Automotive Inc.
Modine Manufacturing Co.
Noble International, Ltd.
OEA, Inc.
Orbital Engine Corporated Limited
R & B Inc.

Safety Components International, Inc.
Simpson Industries Inc.
SPX Corporation
Standard Motor Products, Inc.
Stoneridge, Inc.
Strattec Security Corporation
Superior Industries International Inc.
T.J.T., Inc.
Tesma International, Inc.
Transpro, Inc.
TRW Inc.
U. S. Automotive Manufacturing, Inc.
Universal Manufacturing Company
Westcast Industries, Inc.
Westinghouse Air Brake Company
Williams Controls, Inc.
Wynn’s International, Inc.

Item 6.  Selected Financial Data

      The following table sets forth selected consolidated financial data with respect to the Company for the five fiscal years ended January 31, 2000. The information set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page F-1.

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	1996	1997	1998	1999	2000

	(Amounts in millions, except share amounts)

Income Statement Data:

Net sales	$611.1	$778.2	$1,269.8	$1,672.9	$2,296.4

Depreciation and amortization	32.7	47.6	71.2	92.4	142.6

Interest expense, net	15.0	48.5	90.4	94.9	153.3

Earnings (loss) before extraordinary loss	28.4	(65.5)	31.4	52.0	65.1

Extraordinary loss	—	7.4	—	8.3	—

Net income (loss)	$28.4	$(72.9)	$31.4	$43.7	$65.1

Balance Sheet Data:

Total assets	$633.9	$1,183.1	$1,758.9	$2,110.9	$2,776.8

Long-term debt	129.0	710.2	897.0	988.4	1,454.2

Stockholders’ equity (deficit)	245.4	(41.1)	161.5	220.9	218.9

Per Share Data:

Earnings (loss) before extraordinary loss	$0.81	$(2.36)	$1.12	$1.60	$2.06

Extraordinary loss, net of tax	—	(0.27)	—	(0.25)	—

Earnings (loss) per share	$0.81	$(2.63)	$1.12	$1.35	$2.06

Dividends declared per share	$0.03	$0.015	—	—	—

Average shares outstanding (in thousands)	35,148	27,703	28,132	32,411	31,512

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Sales of the Company’s wheels, wheel-end attachments, aluminum structural components and brake components produced in North America are directly affected by the overall level of passenger car, light truck and commercial highway vehicle production of North American OEMs, while sales of its wheels and automotive castings in Europe are directly affected by the overall vehicle production in Europe. The North American and European automotive industries are sensitive to the overall strength of their respective economies.

  Fiscal 1999 Compared to Fiscal 1998

      The Company’s net sales for fiscal 1999 were $2,296.4 million, an increase of 37.3% as compared to net sales of $1,672.9 million for fiscal 1998. This increase was due to the additional sales contributed as a result of the acquisition of CMI, which was effective February 3, 1999 (the “CMI Acquisition”), the additional sales contributed by the acquisitions completed by the Company in 1998 (the “1998 Acquisitions”) and higher sales in the North American Automotive Wheel group. These sales increases were partially offset by lower selling prices, due to the pass through of lower aluminum costs, and the maxi-devaluation of the Brazilian economy.

      The Company’s gross profit for fiscal 1999 increased to $407.2 million or 17.7% of net sales, as compared to $289.8 million or 17.3% of net sales for fiscal 1998. This increase in margin was attributable to the increased revenues and improved productivity in the majority of the Company’s businesses.

      Marketing, general and administrative expenses were $92.4 million or 4.0% of net sales for fiscal 1999, as compared to $71.0 million or 4.2% of net sales for fiscal 1998. The improvement in expenses as a percent of sales was attributable to synergies realized as a result of the CMI Acquisition and the 1998 Acquisitions. The Company believes that marketing, general and administrative costs as a percent of net sales will continue to improve as the remaining synergies are realized as a result of these acquisitions.

      Engineering and product development costs were $20.6 million or 0.9% of net sales for fiscal 1999, as compared to $20.2 million or 1.2% of net sales for fiscal 1998. Despite the increase in costs attributable to the CMI Acquisition and the 1998 Acquisitions, engineering and product development costs as a percent of sales improved over the prior fiscal year.

      Amortization of intangibles increased by $12.1 million to $28.7 million for fiscal 1999. This increase is attributable to the increased goodwill recognized as a result of the CMI Acquisition and the 1998 Acquisitions.

      Net interest expense was $153.3 million for fiscal 1999, an increase of $58.4 million over fiscal 1998. This increase was due to the increase in debt as a result of the CMI Acquisition and the 1998 Acquisitions.

  Fiscal 1998 Compared to Fiscal 1997

      The Company’s net sales for fiscal 1998 were $1,672.9 million, an increase of 31.7% as compared to net sales for fiscal 1997. This increase was due to additional sales contributed by Lemmerz, which was acquired on June 30, 1997, sales contributed by the 1998 Acquisitions and higher sales in the Company’s European businesses and the automotive brake business in North America. These increases were realized despite the negative impacts of the General Motors strike in the Company’s second quarter ended July 31, 1998 and the economic and market conditions in Brazil and India.

      The Company’s gross profit for fiscal 1998 increased to $289.8 million or 17.3% of net sales as compared to $216.1 million or 17.0% of net sales for fiscal. This increase in margin amount was achieved due to the increased revenues and improved productivity in most of the Company’s businesses, despite the negative impacts of the General Motors strike and the economic and market conditions in Brazil and India.

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

      Engineering and product development costs were $20.2 million or 1.2% of net sales for fiscal 1998 as compared to $11.7 million or .9% of net sales for fiscal 1997. These increases were attributable to additional costs incurred as a result of the Lemmerz Acquisition and the 1998 Acquisitions and the negative impact of the General Motors strike. The Company believes that costs will increase, however engineering and product development costs as a percent of sales will improve as expected savings are realized as a result of these acquisitions.

      Amortization of intangibles increased by $3.9 million to $16.6 million for fiscal 1998. This increase is attributable to the increased goodwill recognized as a result of the Lemmerz Acquisition and the 1998 Acquisitions.

      Net interest expense was $94.9 million for fiscal 1998, an increase of $4.5 million over fiscal 1997. This increase was due to increased debt incurred to finance the Lemmerz Acquisition and the 1998 Acquisitions. Such increases were offset by improved interest rates a result of the Company’s reduction in its leverage ratio.

      The extraordinary loss for early extinguishment of debt represented the write-off of deferred financing costs as a result of refinancing of existing debt in the second quarter of fiscal 1998. As a result of strong cash flow and a significantly improved credit position, the Company was able to restructure its senior credit facility and fully repay its outstanding term debt.

Capital Resources and Liquidity

      The Company’s operations provided $250.9 million in cash for fiscal 1999, an increase of $72.6 million over fiscal 1998. This increase was due primarily to increased operating income from the CMI Acquisition and the 1998 Acquisitions, before noncash charges for depreciation, amortization and deferred taxes and more effective management of working capital.

      Capital expenditures for fiscal 1999 were $196.3 million. These expenditures were primarily for additional machinery and equipment to improve productivity, increase production capacity, and to meet expected requirements for the Company’s products. The Company anticipates that capital expenditures for fiscal 2000 will be approximately $200 million relating primarily to new vehicle platforms, capacity increases worldwide to meet the growing demand for the Company’s products, cost reduction programs, and the funding of new programs associated with the CMI Acquisition.

      On February 3, 1999, the Company entered into a third amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”). Pursuant to the Third Amended and Restated Credit Agreement, a syndicate of lenders agreed to lend the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. Such term loan and revolving credit facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of the Company’s existing and future foreign subsidiaries. As of January 31, 2000, there was $439 million outstanding under the term loan facilities and $611 million available under the revolving facility.

      In connection with the CMI Acquisition, and as part of the financing thereof, the Company issued and sold $250 million in principal amount of 8 1/4% Senior Subordinated Notes due 2008 (the “8 1/4% Notes”). The 8 1/4% Notes are general unsecured obligations of the Company ranking pari passu with the Company’s 11% Senior Subordinated Notes due 2006 in the original principal amount of $250 million (the “11% Notes”) and the Company’s 9 1/8% Senior Subordinated Notes due 2007 in the original principal amount of $400 million (the “9 1/8% Notes”).

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

      At January 31, 2000, management believes that the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the

Company will remain in compliance with these covenants in all material respects through the period ending January 31, 2001.

      The Company’s liquidity needs arise primarily from principal and interest payments under the outstanding indebtedness, and from the funding of capital expenditures. Principal and interest payments under the Third Amended Credit Agreement and interest payments on the 11% Notes, the 9 1/8% Notes and the 8 1/4% Notes will represent significant liquidity requirements for the Company. The loans under the Third Amended Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company.

      The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future operating performance and ability to service or refinance the 11% Notes, the 9 1/8% Notes and the 8 1/4% Notes and to repay, extend or refinance the Third Amended Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.

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

      The Company periodically analyzes the impact of foreign exchange fluctuations on earnings and determined that, at January 31, 2000, a 10% increase or decrease in foreign exchange rates would not have a material effect on earnings.

  Interest Rates

      The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt, and certain specific interest rate cap agreements. At January 31, 2000, approximately 47% of the Company’s debt was variable rate debt. The Company believes that a 10% increase or decrease in the cost of funds could affect earnings by approximately $3.4 million.

  Commodities

      The Company relies upon the supply of certain raw materials in its production process and has entered into firm purchase commitments for aluminum and steel. The Company manages the exposures associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company uses forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding.

Other Matters

      The Company does not believe that sales of its products are materially affected by inflation, although there can be no assurance that such an effect will not occur in the future. In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. In the United States, the Company adjusts the sales prices of its aluminum wheels every three months, if necessary, to reflect fully any increase or decrease in the price of aluminum. As a result, the Company’s net sales of aluminum wheels are adjusted, although gross profit per wheel is not materially affected. Aluminum prices steadily declined during fiscal 1999. From time to time, the Company enters into futures contracts or purchase commitments solely to hedge against possible aluminum price changes that may occur between the dates of aluminum wheel price adjustments. Pricing and purchasing practices are similar in Europe, but opportunities to recover increased material costs from customers are more limited than in the United States. These arrangements typically related on average up to 50% of the Company’s production needs for the next three to six months.

      The value of the Company’s consolidated assets and liabilities located outside the United States (which are translated at period end exchange rates) and income and expenses (which are translated using average rates prevailing during the period) have been affected by the translation values, particularly the Euro (as defined under “Euro Conversion”) and the Brazilian Real. Such translation adjustments are reported as a separate component of stockholders’ equity. Foreign exchange rate fluctuations could have an increased impact on the Company’s reported results of operations. However, due to the self-sustaining nature of the Company’s foreign operations (which maintain their own credit facilities, enter into borrowings and swap agreements and incur costs in their respective local currencies), the Company believes it can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, the Company has entered into certain foreign currency swap arrangements.

      The Company’s net sales are continually affected by pressure from its major customers to reduce prices. The Company’s emphasis on reduction of production costs, increased productivity and improvement of production facilities has enabled the Company to respond to this pressure.

New Accounting Pronouncements

      In 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-5, “Reporting the Costs of Start-Up Activities.” SOP 98-5 was effective January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The Company adopted this standard on February 1, 1999, and adoption did not have a material impact on the Company’s results of operations.

      In June 1998 and June 1999, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.” These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This accounting is effective for fiscal years beginning after June 15, 2000. The Company anticipates adopting this standard in its fiscal 2001 and, at this time, does not anticipate a material impact on the Company’s financial position or results of operations when adopted.

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

Euro Conversion

      On January 1, 1999, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the “Euro,” which became the legal currency on that date. The participating countries’ former national currencies continue to exist as denominations of the Euro until January 1, 2002. The Company has established a steering committee that is monitoring the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions. While the Company is still in various stages of assessments and implementation, the Company does not expect the conversion to the Euro to have a material affect on its financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The response to this Item is set forth above in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Market Risks.”

Item 8.  Consolidated Financial Statements and Supplementary Data

      The response to this Item is submitted in the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

      The Board of Directors consists of eleven directors divided into three classes (Class 1, Class 2 and Class 3) serving staggered three-year terms. The Company’s By-Laws require that the three classes be as nearly equal in number as possible. Class 1 is currently composed of three directors and Classes 2 and 3 are each currently composed of four directors. The terms of the Directors expire in 2000 (Class 1), 2001 (Class 2) and 2002 (Class 3).

      In connection with the Motor Wheel Transactions, JLL Fund II, TSG, Argosy, Nomura Holding America, Inc. and Chase Equity Associates L.P. (collectively, the “New Investors”), entered into a stockholders agreement with the Company (the “Stockholders Agreement”). In connection with the Lemmerz Acquisition, the Company, the New Investors and Marianne Lemmerz, Horst Kukwa-Lemmerz, Inge Kruger-Pressl and Renate Kukwa-Lemmerz (collectively, the “Lemmerz Shareholders”) entered into an Amended and Restated Stockholders Agreement (the “Amended Stockholders Agreement”). The Amended Stockholders Agreement provides, among other things, that the Board of Directors shall be eleven members and that certain of the New Investors and all of the Lemmerz Shareholders will vote their shares of Common Stock so that the Board of Directors of the Company will be comprised of the Chief Executive Officer of the Company (currently, Ron Cucuz), four designees of JLL Fund II (currently, Anthony Grillo, Paul S. Levy, Jeffrey Lightcap and David Ying), one designee of TSG (currently, Cleveland A. Christophe), two designees of the Lemmerz Shareholders (currently, Horst Kukwa-Lemmerz and Wienand Meilicke), and three individuals determined by the Board who are not affiliated with the Company or any of the parties to the Amended Stockholders Agreement other than one member that may be affiliated with Argosy (currently, Andrew R. Heyer, John S. Rodewig and Ray H. Witt). The Amended Stockholders Agreement also provides, among other things, for certain transfer restrictions and registration rights for the stockholder parties thereto. All of the parties to the Amended Stockholders Agreement are members of the group of Stockholders who made the Stockholder Offer discussed in “Item 1. Business; Company History; Stockholder Offer.”

      Except as described above, there are no arrangements or understandings between any director and any other person pursuant to which he was selected as a director.

      The following are brief biographies of each of the Company’s directors.

      Ranko (“Ron”) Cucuz is 56 years old. He is a Class 2 Director and has been a director of the Company since 1992. He was elected Chairman of the Board of Directors of the Company in July 1996, and has been Chief Executive Officer of the Company since October 1992. Mr. Cucuz is also a director of National-Standard Company and Cleveland-Cliffs Inc.

      Cleveland A. Christophe is 54 years old. He is a Class 3 Director and has been a director of the Company since July 1996. Mr. Christophe has been a Managing Member of TSG Capital Group, L.L.C. since January 1995, and a director and the President of TSG Associates II, Inc. since January 1995. He served as a principal, a director and the Executive Vice President of TSG Ventures Inc. (formerly known as Equico Capital Corporation), a private equity investment firm, from May 1992 until December 1997 and as Executive Vice President and Treasurer of TSG Management Co., L.L.C., a private equity investment firm, from December 1997 until November 1998. He has been a Treasurer, Executive Vice President and director of TSGVI Associates, Inc. since December 1997. He has served as Managing Member of TSG Associates III, L.L.C. since August 1998. Mr. Christophe is also a director of Midwest Stamping, Inc., Urban Brands, Inc. (formerly known as The Ashley Stewart Group Ltd.), Z-Spanish Media Corporation (formerly known as PAR Radio Holdings, L.L.C.), Urban Children’s Stores, Inc., Millennium Digital Media, L.L.C. and Orbseal L.L.C. He also was a director of Envirotest Systems Corporation and Vista Media Group, Inc., until October 1998 and December 1999, respectively.

      Anthony Grillo is 44 years old. He is a Class 1 Director and has been a director of the Company since April 1999. Mr. Grillo is a Senior Managing Director of Joseph Littlejohn & Levy (“JLL”), which is the managing general partner of JLL Fund II, which he joined in January 1999. From January 1991 to December 1998, he was a Senior Managing Director at the Blackstone Group, an investment banking firm. Mr. Grillo is also a director of Lancer Industries, Inc., Littlefuse Inc. and IASIS Healthcare Corp.

      Andrew R. Heyer is 42 years old. He is a Class 2 Director and has been a director of the Company since April 1997. Mr. Heyer has been a Managing Director of CIBC World Markets Corp., co-head of its Leveraged Finance Group and co-head of CIBC World Markets High Yield Merchant Banking Funds since August 1995. Mr. Heyer also has been a member of Canadian Imperial Bank of Commerce’s U.S. Management Committee since October 1999. In addition, Mr. Heyer is on the Investment Committee of Caravelle Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C. Mr. Heyer is also a Managing Director and Member of Trimaran Fund II, L.L.C., Trimaran Fund Management, L.L.C., and Trimaran Investments II, L.L.C. Prior to joining CIBC World Markets in 1995, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. Mr. Heyer also serves as a director of CIBC World Markets Corp., Niagara Corporation, Fairfield Manufacturing Company, Inc., The Hain Food Group, Inc., Lancer Industries, Inc., SpectraSite Holdings, Inc., Millennium Digital Media Holdings, L.L.C., Triumph Taxi Outdoor, L.L.C. and NSP Holdings, L.L.C.

      Horst Kukwa-Lemmerz is 57 years old. He is a Class 1 Director and has been a director of the Company since June 1997. He was appointed to his present position as Vice Chairman of the Company’s Board of Directors and Chairman of the Board of Directors of HLI (Europe), Ltd. upon consummation of the Lemmerz Acquisition in June 1997. Mr. Kukwa-Lemmerz is also the President, Chief Executive Officer and a director of Port Armor Investment and Development, Inc. and H.K.L., L.L.C.

      Paul S. Levy is 52 years old. He is a Class 3 Director and has been a director of the Company since July 1996. Mr. Levy has been a Senior Managing Director of JLL from its inception in 1988. Mr. Levy has served as Chairman of the Board of Directors and Chief Executive Officer of Lancer Industries, Inc. since July 1989. Mr. Levy is also a director of Fairfield Manufacturing Company, Inc., New World Pasta Company, BSL Holdings, Inc., IASIS Healthcare Corp., Builders FirstSource, Inc., Jackson Automotive Group, Inc. and Motor Coach Industries International, Inc.

      Jeffrey Lightcap is 41 years old. He is a Class 1 Director and has been a director of the Company since October 1997. He has been a Senior Managing Director of JLL since June 1997. From February 1993 until May 1997, Mr. Lightcap was employed by Merrill Lynch & Co., an investment banking firm, first as a Director and then, commencing in 1994, as a Managing Director. Mr. Lightcap is also a director of New World Pasta Company, Jackson Automotive Group, Inc., IASIS Healthcare Corp. and Motor Coach Industries International, Inc.

      Wienand Meilicke is 54 years old. He is a Class 3 Director and has been a director of the Company since June 1997. Mr. Meilicke is an attorney admitted to practice in Bonn, Germany and has, during at least the last five years, been a partner of Meilicke Hoffmann & Partner, a law firm located in Bonn, Germany. Mr. Meilicke is also a member of the supervisory boards of WABCO Standard GmbH and Breuniger Beteilgungs GmbH.

      John S. Rodewig is 66 years old. He is a Class 3 Director and has been a director of the Company since December 1992. He served as President of Eaton Corporation from 1992 until his retirement on January 1, 1996. Mr. Rodewig also serves as a director of FKI plc.

      Ray H. Witt is 71 years old. He is a Class 2 Director and has been a director of the Company since April 1999. Mr. Witt is currently Chairman of the Board of Directors of CMI Management Services, Inc. and a director of Atchison Casting Corporation. Mr. Witt was the principal shareholder and Chairman of the Board of Directors of CMI for at least five years prior to the acquisition of CMI by the Company in February 1999.

      David Ying is 45 years old. He has been a director of the Company since June 1997 and his current term as a Class 2 Director expires in 2001. Mr. Ying has been a Senior Managing Director of JLL since June 1997. From January 1993 until May 1997, Mr. Ying was a Managing Director of Donaldson Lufkin & Jenrette, an investment banking firm. Mr. Ying is also a director of Fairfield Manufacturing Company Inc., New World Pasta Company, IASIS Healthcare Corp., Motor Coach Industries International, Inc., Lancer Industries, Inc. and Builders FirstSource, Inc.

Officers

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

			Date of
Name	Title	Age	Appointment	Experience

Ranko “Ron” Cucuz	Chief Executive Officer	56	October 1992	Chairman of the Board of Directors of the Company since July 1996; Director of the Company since October 1992.
Hans-Heiner Büchel	Vice President — President, European Fabricated Wheels	48	February 2000	General Manager of the Company’s fabricated wheel facility in Königswinter, Germany since June 1997; Technical Director of Hayes Lemmerz Werke GmbH, December 1991 to May 1997.

			Date of
Name	Title	Age	Appointment	Experience

Giancarlo Dallera	Vice President — President, European Wheels Group	53	February 2000	Vice President — President, European Aluminum Wheels, October 1992 to January 2000; Chief Executive Officer and Chairman of the Board of Hayes Lemmerz, S.p.A., Hayes Lemmerz Barcelona S.A. and Hayes Lemmerz Belgie N.V. since June 1997; Managing Director, Director and General Manager of Hayes Lemmerz, S.p.A. since April 1990, 1985 and 1981, respectively; Managing Director of Hayes Lemmerz Barcelona S.A. since October 1992.
Harrie Giesen	Vice President — President, Metaalgieterij Giesen B.V.	49	March 1998	Managing Director of Metaalgieterij Giesen B.V. since September 1985; Managing Director of Alumine, b.v., since 1993.
Robert W. Herr	Vice President — President, North American Cast Wheels	62	August 1999	Chief Operating Officer and Director of A- CMI, March 1999 to July 1999; Executive Vice President, Chief Operating Officer and Director of CMI International, Inc., March 1994 to February 1999.
Miroslav Jaksic	Vice President — President, Suspension Components	40	February 1999	President of Automotive Brake business unit, August 1997 to January 1999; Director of Engineering and Marketing, Automotive Brake business unit, July 1996 to August 1997; Director of Engineering, North American Fabricated Wheels, January 1994 to July 1996.
Klaus Jünger	Vice President — President, European Chassis Components Group	44	February 2000	Vice President — President, European Fabricated Wheels, June 1997 to January 2000; Executive Vice President Finance of Lemmerz, June 1993 to June 1997; Managing Director of Hayes Lemmerz Holding GmbH since June 1997 and of Hayes Lemmerz Werke GmbH, May 1995 to June 1997.
Larry Karenko	Vice President — Human Resources and Administration	50	February 1999	Vice President — Human Resources, October 1994 to January 1999.
Ronald L. Kolakowski	Vice President — President, North American Wheels Group	53	February 1999	Vice President — President, North American Aluminum Wheels, November 1995 to January 1999; Plant Manager, Sedalia Plant, June 1993 to October 1995.
William S. Linski	Vice President — President, North American Fabricated Wheels	53	November 1993	Chairman, Supervisory Board of Hayes Lemmerz Autokola, a.s. since 1993.
Robert Lubienski	Vice President — President, Powertrain Components	64	February 1999	Director of Aftermarket Operations, August 1997 to January 1999; Director of Manufacturing of Automotive Brake business unit, March 1996 to July 1997; Vice President — Brake Operations of Kelsey-Hayes Company, January 1992 to February 1996.

			Date of
Name	Title	Age	Appointment	Experience

Michael C. McGrath	Vice President — President, Commercial Highway and Aftermarket Services Division	55	February 1994	Vice President and General Manager, Kelsey- Hayes Parts Division, February 1990 to January 1994.
Ermanno Pedrini	Vice President — President, European Cast Wheels	41	February 2000	Vice President of Sales and Marketing of Hayes Lemmerz S.p.A., July 1997 to January 2000; General Manager of Hayes Lemmerz S.p.A., July 1996 to June 1997; Director of Sales and Marketing of Hayes Lemmerz S.p.A., January 1986 to June 1996.
John Salvette	Vice President — President, North American Components Group	44	February 2000	Vice President — Finance, Cast Components Group, February 1999 to January 2000; Vice President — Finance, Hayes European Operations, July 1997 to January 1999; Treasurer, February 1995 to June 1997.
Daniel M. Sandberg	Vice President — President, Automotive Brake Components	40	February 1999	Vice President — International Operations, January 1997 to January 1999; Vice President — General Counsel, March 1994 to January 1999.
William D. Shovers	Vice President — Finance; Chief Financial Officer	46	February 1993	Director of Hayes Lemmerz Autokola, a.s. since October 1993.
Patrick B. Carey	General Counsel and Secretary	36	February 1999	Assistant General Counsel and Assistant Secretary, February 1997 to January 1999; Attorney, Timmis & Inman, LLP (Detroit, Michigan), March 1995 to January 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and certain officers to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Copies of all such Section 16(a) reports are required to be furnished to the Company. These filing requirements also apply to holders of more than ten percent of the Company’s Common Stock. To the Company’s knowledge, based solely on a review of the copies of Section 16(a) reports furnished to the Company during fiscal 1999, or written representations from certain reporting persons that no Forms 5 were required for those persons, all Section 16(a) filing requirements applicable to the Company’s officers and directors and beneficial owners of more than 10% of the Common Stock were complied with on a timely basis.

Item 11.  Executive Compensation

Director Compensation

      The independent directors of the Company receive an annual retainer of $20,000, a fee of $1,000 for each Board or committee meeting attended, an annual stock gift of 250 shares of Common Stock and are reimbursed for expenses incurred in attending Board and/or committee meetings. Independent directors are directors who are not Company employees and who are not affiliated with any of the New Investors or the Lemmerz Shareholders. The independent directors are Messrs. Rodewig and Witt. No other director of the Company receives any payment for his participation as a director or member of a committee of the Board.

      In addition to the foregoing, as discussed in “Item 1. Business; Company History; Stockholder Offer,” Messrs. Rodewig and Witt have been appointed to serve on the Special Committee, which is reviewing the Stockholder Offer. Each member of the Special Committee will be paid $50,000 for serving on the committee and will be indemnified from and against any and all expenses that may be incurred by him in connection with any lawsuit related to serving on the committee.

      Mr. Kukwa-Lemmerz is a designee on the Board of Directors of the Lemmerz Shareholders, who own an aggregate of 5,050,000 shares of Common Stock. In connection with the Lemmerz Acquisition, Mr. Kukwa-Lemmerz was elected as (i) Vice Chairman of the Company’s Board of Directors, (ii) a member of the Executive Committee and a nonvoting member of the Compensation Committee, and (iii) Chairman of the Board of the Company’s subsidiary, HLI (Europe) Ltd. The Company also entered into consulting agreements (the “Consulting Agreements”) with Mr. Kukwa-Lemmerz and an affiliate of Mr. Kukwa-Lemmerz pursuant to which, among other things, (i) Mr. Kukwa-Lemmerz retired from all positions held with Lemmerz and its subsidiaries, (ii) the Company agreed to pay Mr. Kukwa-Lemmerz and his affiliate an aggregate of $500,000 annually during the five-year period for which consulting services will be provided, and (iii) the Company granted Mr. Kukwa-Lemmerz and his affiliate options to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $16 per share, such options to become exercisable at the rate of 20% annually on June 30, 1998 and each June 30th thereafter during the term of the Consulting Agreements.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of the Board of Directors during fiscal 1999 were Messrs. Christophe, Levy and Rodewig. In addition, Messrs. Cucuz and Kukwa-Lemmerz are non-voting members of the Compensation Committee. On June 30, 1997, the Company consummated the Lemmerz Acquisition in which the Lemmerz Shareholders, including Mr. Kukwa-Lemmerz, received $200 million in cash and five million shares of Series A Preferred Stock (which have subsequently converted into five million shares of Common Stock). In addition, in connection with the Lemmerz Acquisition, the Company entered into the Consulting Agreements with Mr. Kukwa-Lemmerz and an affiliate of Mr. Kukwa-Lemmerz. See “Director Compensation.”

Executive Compensation

      This section provides summary information regarding the compensation of Mr. Cucuz, the Chief Executive Officer, and the four most highly compensated officers other than Mr. Cucuz: Messrs. Dallera, Kolakowski, Sandberg and Shovers (collectively, the “Named Executive Officers”). This section also includes a report of the Compensation Committee of the Board of Directors, which discusses the general compensation principles used by the committee, as well as the specific factors used to determine Mr. Cucuz’s compensation.

  Salary and Bonus

      The Named Executive Officers had their salaries reviewed and increased in fiscal 1999. This is consistent with the Company’s compensation principles for executive officers, since their salaries were last reviewed in fiscal 1998. The Named Executive Officers also received bonuses for fiscal 1999. The following summary compensation table sets forth certain information concerning compensation for services in all capacities awarded to, earned by or paid to the Company’s Named Executive Officers for fiscal 1999, fiscal 1998 and fiscal 1997. Except for the grant of stock options to Mr. Sandberg discussed in “Stock Options Grants In Fiscal 1999 Under 1996 Plan,” none of the Named Executive Officers received any other annual compensation, restricted stock awards, grants of stock options or payouts pursuant to long-term incentive plans required to be set forth in the summary compensation table.

  Summary Compensation Table

		Annual Compensation

	Fiscal			All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Compensation($)(1)

Cucuz, Ranko	1999	658,334	764,968	129,809
Chief Executive Officer	1998	579,167	626,640	121,167
	1997	497,918	774,150	106,941

Dallera, Giancarlo(2)	1999	285,750	189,813	—
Vice President — President,	1998	266,377	186,381	—
European Wheels Group	1997	240,833	220,000	—

Kolakowski, Ronald L.(3)	1999	264,587	167,558	34,448
Vice President — President,	1998	214,583	149,310	27,422
North American Wheels Group	1997	190,002	169,200	30,367

Sandberg, Daniel M.(4)	1999	253,769	152,778	35,665
Vice President — President,	1998	236,690	168,269	28,099
Automotive Brake Components	1997	204,585	153,450	23,163

Shovers, William D.	1999	276,689	178,368	39,649
Vice President — Finance and	1998	258,763	150,346	35,803
Chief Financial Officer	1997	239,583	208,000	36,647

(1)	For each Named Executive Officer (except Mr. Dallera), consists of matching contributions accrued under the Company’s retirement savings plan and contributions under the Company’s non-tax qualified supplemental employee retirement plan for the benefit of the Company’s executive officers based in the United States.

(2)	Mr. Dallera was appointed to his current position in February 2000. Prior to that time, Mr. Dallera was the Company’s Vice President — President, European Aluminum Wheels. Mr. Dallera’s salary is paid in Italian Lire and his bonus is paid in United States Dollars. The U.S. Dollar amount for Mr. Dallera’s salary was calculated using the exchange rate of 1 Lira = 0.000551 Dollars, which was the average exchange rate of such currency during fiscal 1999.

(3)	Mr. Kolakowski was appointed to his current position in February 1999. Prior to that time, Mr. Kolakowski was the Company’s Vice President — President, North American Aluminum Wheels.

(4)	Mr. Sandberg was appointed to his current position in February 1999. Prior to that time, Mr. Sandberg was the Company’s Vice President — International Operations, General Counsel and Secretary.

Stock Option Grants in Fiscal 1999 Under 1996 Plan

      Mr. Sandberg received a grant of 15,000 stock options in fiscal 1999 in connection with his appointment as Vice President — President, Automotive Brake Components. None of the other Named Executive Officers received any grant of stock options from the Company during fiscal 1999. The following table sets forth certain information respecting the grant of stock options to Mr. Sandberg during fiscal 1999 under the Company’s 1996 Stock Option Plan (the “1996 Plan”):

					Potential Realizable Value at
	Number of	Percent of			Assumed Annual Rates of
	Securities	Options			Stock Price Appreciation
	Underlying	Granted to	Per Share		for Option Term(3)
Name of Optionee and	Options	Employees in	Exercise of	Expiration
Type of Option(1)	Granted	Fiscal 1999	Base Price(2)	Date	5%	10%

Sandberg, Daniel M.	15,000	5.84%	$32.00	7/02/06	$301,440	$764,640

(1)	All option grants in fiscal 1999 under the 1996 Plan are divided into three tranches (each, a “Tranche”) of an equal number of options. The options in each such Tranche vest when both of the following conditions have been met: (a) 20% of each Tranche vests on the last day of each fiscal year commencing on January 31, 1999, and on each January 31, thereafter, if the employee to whom they were granted is then still an employee of the Company; and (b) the average share price for any twenty consecutive day period on the principal exchange upon which the Common Stock is traded equals or exceeds certain specified prices (the “Target Prices”) ranging from $32.00 per share for the first Tranche and increasing ratably to $64 per share for the third Tranche. A particular Target Price need only be reached on one occasion for all options within the Tranche to which such Target Price relates to become vested, subject to the satisfaction of the condition to such vesting set forth in clause (a) above. In addition, notwithstanding the foregoing conditions to vesting, the options granted in fiscal 1999 become exercisable on July 2, 2005, if the employee to whom they were granted is then still an employee of the Company. The Company’s Common Stock has not traded at the prices necessary to allow any of the options granted in fiscal 1999 to vest.

(2)	All options granted during fiscal 1999 under the 1996 Plan were granted at a price of $32.00 per share.

(3)	Values are reported net of the option’s exercise price, but before taxes associated with exercise. These values are calculated using assumed rates of appreciation prescribed by the SEC.

Aggregate Option Exercises in Fiscal 1999 and January 31, 2000 Option Value

      The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by the Named Executive Officers as of January 31, 2000. This table also shows the value on that date of their “in-the-money” options, which is the positive spread between the exercise price of existing stock options and $20.00 per share (the closing market price of the Common Stock on January 31, 2000). No options were exercised in fiscal 1999 by any of the Named Executive Officers.

	Number of Securities
	Underlying		Value of Unexercised
	Unexercised Options		in-the-Money Options
	at January 31, 2000		at January 31, 2000
	Exercisable/		Exercisable/
Name	Unexercisable		Unexercisable

Cucuz, Ranko	423,637/	517,093	$1,951,494/	$2,068,372

Dallera, Giancarlo	113,967/	103,418	$ 621,082/	$ 413,672

Kolakowski, Ronald L.	73,667/	103,418	$ 444,668/	$ 413,672

Sandberg, Daniel M.	66,557/	101,183	$ 349,568/	$ 344,732

Shovers, William D.	110,667/	103,418	$ 576,156/	$ 413,672

Other Compensation and Benefits

      The Named Executive Officers receive medical, group life insurance and other benefits (including matching contributions under the Company’s 401(k) plans) that are available generally to all of the Company’s salaried employees. They also participate in the Company’s salaried employees pension plan, which is qualified under Section 401(a) of the Internal Revenue Code and receive certain other perquisites. The Named Executive Officers based in the United States also participate in the Company’s supplemental employee retirement plan (which is not qualified under Section 401(a) of the Internal Revenue Code). Additional information regarding other compensation and benefits of the Named Executive Officers is described in the Summary Compensation Table set forth above.

Pension Plan

      The Company maintains a defined benefit pension plan covering all persons who were United States salaried employees of the Company and its subsidiaries on or before December 31, 1994. Pension income at normal retirement age is calculated by averaging the participant’s highest consecutive 60 months of compensation out of the final 120 months of compensation and providing 1% of the first $7,800 thereof and 1 1/3% of the remainder for each of the first 30 years of service, and  1/2% and  2/3% of such compensation, respectively, for each of the next 10 years of service. Benefits under the Company’s pension plan are limited by restrictions imposed by the Internal Revenue Code of 1986, as amended (the “Code”). Prior to the Company’s initial public offering in December 1992 (the “IPO”), the eligible United States salaried employees of the Company participated in a pension plan sponsored by K-H Corporation (“K-H”), which at the time was the parent corporation of the Company. In connection with the IPO, K-H transferred the assets and liabilities of its plan relating to participants employed in the Company’s wheel business to the Company’s pension plan, in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. Effective January 1, 1995, (1) certain provisions of the plan that had frozen final average compensation for purposes of the plan as of December 31, 1991, were rescinded, (2) no new participants may enter the plan and (3) for purposes of calculating benefits payable under the plan, no additional service may be credited under the plan; however, service continues to be credited under the plan for vesting purposes and to determine eligibility for retirement benefits under the plan. In addition, increases in compensation were recognized under the plan for purposes of determining pensions. Effective March 31, 1999, certain provisions of the plan were amended to freeze final average compensation as of such date.

      The following table illustrates the annual pension benefits payable from the Company’s defined benefit pension plan to a person in the specified earnings and years of service classifications at normal retirement date.

PENSION PLAN TABLE

	Years of Credited Service
Covered
Compensation	10	15	20	25	30	35

$50,000	$6,407	$9,610	$12,813	$16,017	$19,220	$20,822
$100,000	$13,073	$19,610	$26,147	$32,683	$39,220	$42,488
$150,000	$19,740	$29,610	$39,480	$49,350	$59,220	$64,155
$200,000	$19,740	$29,610	$39,480	$49,350	$59,220	$64,155
$250,000	$19,740	$29,610	$39,480	$49,350	$59,220	$64,155
$300,000	$19,740	$29,610	$39,480	$49,350	$59,220	$64,155
$350,000	$19,740	$29,610	$39,480	$49,350	$59,220	$64,155
$400,000	$19,740	$29,610	$39,480	$49,350	$59,220	$64,155

Base salary is the only compensation upon which benefits under this plan are determined.

      Messrs. Cucuz, Kolakowski, Sandberg and Shovers are participants in the pension plan described above, and each had covered compensation and credited years of service (which amounts were frozen as of December 31, 1994) as set forth below:

	Covered	Years of
Name	Compensation	Credited Service

Cucuz, Ranko	$160,000	4

Kolakowski, Ronald L.	$160,000	2

Sandberg, Daniel M.	$160,000	2

Shovers, William D.	$160,000	2

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

      Effective January 1, 1995, the Company adopted a defined contribution pension plan for its United States salaried employees, under which, the Company contributes to a retirement account for each eligible employee 5% of his compensation up to the amount of the Social Security wage base ($72,600 in 1999) plus 8% of his compensation over the amount of the Social Security wage base. Compensation, for purposes of this plan, includes salary, bonus and commissions, but is limited to a maximum of $160,000 under provisions of the Code. The retirement account is invested at the direction and risk of the employee, who is entitled, subject to certain vesting requirements, to the contents of his account when his employment terminates, at retirement or otherwise. The Company does not assure the employee of the amount of his retirement benefit or the value of this account at any time.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements.

      The Company, through its subsidiary, Hayes Lemmerz, S.p.A. (“HLI Italy”), entered into an employment agreement with Mr. Dallera, dated February 1, 1993, as amended on June 6, 1996, that provides for his employment as General Manager of HLI Italy at an initial base salary which automatically increases annually following increases in an index commonly used to determine the cost of living increases for senior managers in Italy. For fiscal 1999, Mr. Dallera’s base salary was $285,750 (translated from Italian lire at the exchange rate of 1 lira = 0.000551 US Dollars). Under this agreement, Mr. Dallera is entitled to all HLI Italy employee benefits; his annual bonus, however, is paid under the Company’s annual performance plan and based upon the criteria established for the other executive officers of the Company. The agreement expires by its terms on December 31, 2003, or in the event of Mr. Dallera’s death.

Compensation Committee Report on Executive Compensation

      The Compensation Committee of the Board of Directors submits the following report on executive compensation for fiscal 1999:

This report provides an overview of the Company’s compensation philosophy and executive compensation programs. It also discusses compensation-related decisions in general, and specifically those relating to the Company’s Chief Executive Officer, for fiscal 1999.

     The Role of the Compensation Committee

The Compensation Committee of the Board of Directors is responsible for all matters relating to the compensation of the Chairman and Chief Executive Officer and the officers of the Company reporting directly to him. It carries out these responsibilities by reviewing certain executive compensation and benefit plans, administering the Company’s stock option and other long-term incentive plans and overseeing succession planning. To comply with regulations of the SEC and to separate members of management more completely from compensation decisions, only non-management directors are eligible to serve as voting members of the Compensation Committee (Messrs. Cucuz and Kukwa-Lemmerz serve as non-voting members of the Compensation Committee).

     Overall Objectives of Executive Compensation Programs

The Company’s executive compensation programs have been designed to support the Company’s goal of enhancing stockholder value by providing incentives that will attract, reward and retain highly qualified executives critical to the long-term success of the Company. The Company’s policy is to establish overall compensation at median competitive levels. Median competitive levels are determined by an independent consulting firm (in fiscal 1999, such consulting firm was William M. Mercer & Associates), utilizing several widely used published compensation surveys. These surveys included several hundred companies, but the methodology under which compensation was determined focused on compensation level data from approximately 25 companies in the automotive supply industry (the “Comparison Group”). However, as a result of the relationship between executive compensation and corporate performance, the Company’s executives may be paid more or less in any particular year than the executives of companies included in the Comparison Group, depending on the Company’s performance. The companies in the Comparison Group are not the same as those in the peer group utilized in preparing the Peer Group Index (see “Stock Performance Graph”) because the Committee’s independent consultant uses surveys of publicly traded and privately owed companies in the automotive industry to determine median compensation levels, whereas the Peer Group Index has been chosen by the Company to reflect publicly traded automotive parts and accessories suppliers. The Compensation Committee believes that it would not be practicable to prepare a compensation survey of the companies included only in the Peer Group Index.

Following research and assistance from the independent consultant, the Compensation Committee has determined to structure the Company’s short-term and long-term incentive compensation plans to emphasize corporate financial performance which the Committee believes will enhance stockholder value. To implement this approach, commencing in fiscal 1993, the Company has utilized a compensation plan for its executive officers which comprises an annual performance plan for its executive officers, with earned short-term incentive awards being paid out in cash (subject to maximum annual payouts) plus a stock-based incentive compensation program under the Company’s stock option plans.

     An Overview of the Company’s Executive Compensation Plan

The Company’s executive compensation programs have three components: base salary, annual incentive and long-term incentive. A discussion of the Committee’s decisions regarding executive compensation and an overview of its various elements are presented below.

     Base Salary Program

The Company’s base salary program is intended to provide base salary ranges that reflect the median salary levels of the Comparison Group. Base salaries are periodically adjusted to reflect each executive’s performance and contribution to the overall financial results of the Company, the executive’s length of service with the Company and changes in median salary levels of the Comparison Group. The Committee, based upon research and advice provided by its independent consultant, annually reviews and compares each executive’s salary level against comparable executive’s positions in the Comparison Group.

     Annual Performance Plan

The fiscal 1999 annual performance plan (the “Annual Performance Plan”) provided competitive variable pay opportunities to executive officers based upon the achievement of established targets based on the Company’s earnings before interest and taxes (“EBIT”), the Company’s cash flow and the achievement of certain personal objectives by the executive. In addition, with respect to those officers who are responsible for the performance of the particular business units or groups of the Company, their bonuses are also based upon the achievement of certain EBIT and cash flow targets for their respective business units or groups. Thus, annual incentive compensation is determined by the degree to which the Company and, for certain officers, the business units or groups, achieve the annual EBIT and cash flow targets established by the Compensation Committee and by the degree to which each individual officer achieves his personal objectives. The aggregate bonus amount in fiscal 1999 was established as a percentage of base salary, which was 60% for all executive officers, except Mr. Cucuz, the Chairman and Chief Executive Officer, whose percentage was 100%.

If the EBIT and cash flow targets are met and the personal objectives are achieved, 100% of the normative bonus percentage is paid. If certain minimum EBIT and cash flow targets are met (set at 75% of each such target), but either of such amounts is less than the targeted amounts, or if the individual performance objectives are not fully realized, the amount paid for each component of the Annual Performance Plan which is not fully achieved will be proportionally less than the normative amount. Similarly, if either the EBIT or cash flow performance exceeds the EBIT or cash flow targets, respectively, the amount of the bonus attributable to such component of the Annual Performance Plan will be proportionally more than the normative amount, up to a aggregate maximum of twice the normative amount. The performance-based component may result in higher than competitive compensation for superior EBIT and cash flow performance or lower than competitive compensation for performance not reaching the EBIT or cash flow targets.

     Long-Term Incentive Plan

In the fiscal year ended January 31, 1997 (“fiscal 1996”), in connection with the Motor Wheel Transactions, the Compensation Committee approved stock option grants to the executive officers of the

Company under the 1996 Plan, which option grants were significantly larger than those granted to the executive officers in prior years. The options granted under the 1996 Plan are divided into five tranches (each, a “Tranche”) of an equal number of options. The options in each such Tranche vest (i.e., become exercisable by the optionee) only when both a time condition and a stock performance condition tied to the price of the Company’s Common Stock have been met. These time and performance conditions for such vesting are intended to ensure that the stockholders of the Company receive a significant return on their investment before the optionees realize a financial gain therefrom.

The Compensation Committee believes that the option grants under the 1996 Plan, including the terms thereof which cause such options to vest progressively as certain price and time conditions are met, will align the interests of the Company’s executive officers with those of the stockholders of the Company by creating a long-term incentive for such officers to achieve corporate performance which also enhances stockholder value. As a result, and because of the size and significance of the option grants made in fiscal 1996, the Compensation Committee elected not to grant any additional stock options in fiscal 1999 to the Company’s executive officers (except to certain of those executive officers who were promoted into their positions as executive officers during fiscal 1999).

     Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, effective for years beginning after 1993, generally limits to $1,000,000 the amounts deductible by a public corporation in respect of annual compensation paid to a “covered employee” (i.e., the chief executive officer and the four other most highly compensated executive officers of the corporation), including, unless an exception applies, compensation otherwise deductible upon the exercise of compensatory options. Qualifying performance-based compensation and compensation, including stock options, that meets other exceptions to the general limitation will not be subject to the limitation. The Company’s Annual Performance Plan meets the foregoing requirements and was approved at the 1998 annual meeting of stockholders. Accordingly, all compensation payable under the Annual Performance Plan is deductible by the Company.

     Compensation of the Chief Executive Officer

Fiscal year 1999 was a year of continued progress and growth for the Company, most notably the acquisition of CMI (which closed in fiscal 1999), the integration into the Company of the operations of CMI, the continued global expansion of the Company and the repositioning of the Company as a supplier of suspension modules. Based upon the contributions made by Mr. Cucuz to these matters, as well as certain other considerations, the Compensation Committee approved an increase in Mr. Cucuz’s base salary for fiscal 1999 from $600,000 to $700,000 per year. In addition, the Compensation Committee continued the rate of normative bonus compensation for Mr. Cucuz under the Annual Performance Plan of 100% of his base salary.

/s/ PAUL S. LEVY, Chairman
/s/ CLEVELAND A. CHRISTOPHE
/s/ JOHN S. RODEWIG

Item  12.  Security Ownership of Certain Beneficial Owners and Management

      The following contains stockholding information for persons known to the Company to own five percent or more of the Company’s Common Stock, the directors of the Company and the Company’s executive officers.

      Ownership of the Company’s Common Stock is shown in terms of “beneficial ownership.” A person generally “beneficially owns” shares if he has either the right to vote those shares or dispose of them. More than one person may be considered to beneficially own the same shares.

      Unless otherwise noted, a person has sole voting and dispositive power for those shares shown as beneficially owned by him. Shares shown as beneficially owned by the Company’s executive officers include shares that they have the right to acquire by exercising options on or before 60 days from April 17, 2000 (the “Record Date”). The percentages shown in this annual report compare the person’s beneficially owned shares with the total number of shares of the Company’s Common Stock outstanding on April 17, 2000 (30,354,545 shares).

      As of the Record Date, the outstanding Common Stock was held of record by 108 stockholders.

				Percentage of	Percentage of
				Ownership of	Ownership of
				Shares of	Shares of
				Common Stock	Common Stock
	Shares of			(excluding	(including
Name and Address of Beneficial Owner	Common Stock		Warrants(1)	Warrants)(2)	Warrants)(3)

Joseph Littlejohn & Levy Fund II, L.P.	9,634,176		1,825,376	31.7%	34.8%
450 Lexington Avenue Suite 3350 New York, New York 10017

Marianne Lemmerz	3,000,002		—	9.9%	9.1%
Friedrichsallee 14 D-53639 Königswinter, Germany

TSG Capital Fund II, L.P.	2,812,500		67,500	9.3%	8.7%
177 Broad Street 12th Floor Stamford, Connecticut 06901

CIBC WG Argosy Merchant Fund 2, L.L.C.	2,500,000	(4)	60,000	8.2%	7.8%
425 Lexington Avenue, Third Floor New York, New York 10017

Horst Kukwa-Lemmerz	1,825,000	(5)	—	6.0%	5.5%
Friedrichsallee 14 D-53639 Königswinter, Germany

(1)	Each Warrant allows the holder thereof to acquire one share of Common Stock for a purchase price of $24.00. The Warrants are exercisable from July 2, 2000 through July 2, 2003.

(2)	Excludes options to purchase Common Stock held by certain officers and directors of the Company and also excludes Warrants to purchase 2,600,000 shares of Common Stock.

(3)	Excludes options to purchase Common Stock held by certain officers and directors of the Company, but includes Warrants to purchase 2,600,000 shares of Common Stock.

(4)	All of the shares of Common Stock owned by Argosy are Nonvoting Common Stock. Does not include 884,000 shares (2.9% of the Common Stock) owned by CIBC World Markets Corp. (“CIBC World Markets”) and 446,700 shares (1.5% of the Common Stock) owned by Caravelle Investment Fund, L.L.C. (“Caravelle”), both of whom are affiliates of Argosy; Argosy disclaims beneficial ownership of all such shares.

(5)	Consists of 1,687,420 shares of Common Stock owned by Mr. Kukwa-Lemmerz and an affiliated entity which he controls and 137,580 shares of Common Stock owned by Renate Kukwa-Lemmerz, his wife. Such shares represent 6.0% of the outstanding Common Stock. In addition, Mr. Kukwa-Lemmerz is the trustee of a trust established by Marianne Lemmerz for the benefit of her grandchildren, which trust owns 199,998 shares (less than 1%) of Common Stock. Mr. Kukwa-Lemmerz disclaims beneficial ownership of all shares of Common Stock owned by his wife and such trust.

Security Ownership of Management and the Board of Directors

      The following table sets forth, as of the Record Date, without giving effect to the Warrants, the beneficial ownership of the Company’s Common Stock by each of the Directors and the Named Executive Officers of the Company and by the Directors and executive officers of the Company as a group:

Number of
Name of Beneficial Owner	Shares(1)(2)

Cucuz, Ranko	473,874

Dallera, Giancarlo	139,331

Kolakowski, Ronald L.	74,197

Sandberg, Daniel M.	73,780

Shovers, William D.	131,721

Christophe, Cleveland A.(3)	—

Grillo, Anthony(4)	9,634,176

Heyer, Andrew R.(5)	—

Kukwa-Lemmerz, Horst(6)	1,825,000

Levy, Paul S.(4)	9,634,176

Lightcap, Jeffrey(4)	9,634,176

Meilicke, Wienand	200

Rodewig, John S.	1,560

Witt, Ray H.	500

Ying, David Y.(4)	9,644,936

All directors and executive officers as a group (26 persons)	12,693,338

(1)	Includes the following shares of Common Stock issuable upon the exercise of options granted under the Company’s 1992 Stock Incentive Plan (the “1992 Plan”) and the 1996 Plan which are exercisable within 60 days of the Record Date (assuming that no additional options vest during that period) and shares of Common Stock purchased under the Company’s 401(k) Plan:

	Issuable upon	Issuable upon
	Exercise of	Exercise of
	Options	Options	Purchased
	Granted under	Granted under	under
Name	1992 Plan	1996 Plan	401(k) Plan

Cucuz, Ranko	180,300	243,337	967

Dallera, Giancarlo	65,300	48,667	—

Kolakowski, Ronald L.	25,000	48,667	470

Sandberg, Daniel M.	26,000	40,557	3,123

Shovers, William D.	62,000	48,667	—

All directors and officers as a Group	423,900	663,105	13,423

(2)	In each case, except as to Messrs. Kukwa-Lemmerz, Grillo, Levy, Lightcap and Ying and “all directors and executive officers as a group,” less than 1% of the outstanding shares of Common Stock.

(3)	Mr. Christophe is associated with TSG, which owns 9.3% of the Common Stock of the Company; he disclaims any beneficial ownership of such Common Stock.

(4)	Messrs. Grillo, Levy, Lightcap and Ying are all associated with JLL Fund II, which owns 31.7% of the Common Stock of the Company. Messrs. Grillo, Levy, Lightcap and Ying are general partners of JLL Associates II, L.P., the general partner of JLL Fund II, and, as a result, each of them may be deemed to beneficially own all of the shares of Common Stock of JLL Fund II. In addition, Mr. Ying owns individually 10,760 shares of Common Stock.

(5)	Mr. Heyer is associated with Argosy, which owns 8.2% of the Common Stock of the Company (all of which shares are Nonvoting Common Stock), CIBC World Markets, which owns 2.9% of the Common

Stock of the Company and Caravelle, which owns 1.5% of the Common Stock; he disclaims any beneficial ownership of all such Common Stock.

(6)	Consists of 1,687,420 shares of Common Stock owned by Mr. Kukwa-Lemmerz and an affiliated entity which he controls and 137,580 shares of Common Stock owned by Renate Kukwa-Lemmerz, his wife. Such shares represent 6.0% of the outstanding Common Stock. In addition, Mr. Kukwa-Lemmerz is the trustee of a trust established by Marianne Lemmerz for the benefit of her grandchildren, which trust owns 199,998 shares of Common Stock. Mr. Kukwa-Lemmerz disclaims beneficial ownership of all shares of Common Stock owned by his wife and such trust.

      As of the Record Date, all Directors and executive officers of the Company as a group may be deemed beneficially to own approximately 40.4% of the outstanding Common Stock.

Item  13.  Certain Relationships and Related Transactions

      The Board of Directors of the Company has adopted a resolution providing that the Company will not enter into any transaction with or pay any fee to an affiliate or associate (as such terms are defined under Rule 12b-2 under the Exchange Act) of the Company (other than any subsidiary or associate of the Company in which no direct or indirect parent Company of the Company has any interest otherwise than through the Company), unless (i) the transaction or fee is as fair to the Company as would be the case if such transaction or fee had been negotiated on an arm’s-length basis with an unaffiliated third party and (ii) the transaction or fee (if the value or cost thereof to the Company is $10 million or more) is approved by a majority of the Company’s directors who are not employees of or otherwise associated with significant shareholders of the Company.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      The following documents are filed as part of this report:

(a)  1.  Financial Statements

           The following financial statements of the registrant are filed herewith as part of this report:

           (1)  Independent Auditors’ Report

           (2)  Consolidated Statements of Operations for the years ended January 31, 2000, 1999 and 1998

           (3)  Consolidated Balance Sheets at January 31, 2000 and 1999

(4)	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended January 31, 2000, 1999 and 1998

           (5)  Consolidated Statements of Cash Flows for the years ended January 31, 2000, 1999 and 1998

           (6)  Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules for fiscal 1999, 1998 and 1997

      Schedule II Valuation and Qualifying Accounts. All other schedules are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

      3.  Exhibits

(D)	2.1	Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and MWC Holdings, Inc. (“Holdings”).
(G)	2.2	Purchase Agreement, dated as of June 6, 1997, among the Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and the shareholders of Lemmerz Holding GmbH.
(L)	2.3	Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL — CMI Holding Co., CMI International, Inc. and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust Agreement dated December 2, 1981, as amended and restated.
(E)	3.1	Restated Certificate of Incorporation of the Company and Certificate of Correction thereof.
(E)	3.2	Amended and Restated By-Laws of the Company.
(E)	3.3	Certificate of Merger of Holdings into the Company, filed with the Secretary of State of Delaware on July 2, 1996.
(J)	3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
(A)	4.1	Reference is made to Exhibits 3.1 and 3.2.
(D)	4.6	Form of Subscription Agreement between the Company and the New Investors.
(H)	4.7	Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.8	Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp., Merrill Lynch Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co. Inc. and Salomon Brothers Inc.
(I)	4.9	Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.10	Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp. and Merrill Lynch Pierce Fenner & Smith Incorporated.
(M)	4.11	Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and The Bank of New York, a New York banking corporation, as Trustee.
(M)	4.12	Registration Rights Agreement, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchasers.
(A)	10.2	Tax Sharing Agreement among the Company, Kelsey-Hayes Company and K-H.
(B)	10.3	Conveyance and Transfer Agreement, dated as of December 15, 1992, between the Company and Kelsey-Hayes Company.
(A)	10.5	Michigan Workers’ Compensation Claims Payment Guarantee between the Company and Kelsey-Hayes Company.
(A)	10.6*	1992 Incentive Stock Option Plan.
(A)	10.7*	Long-Term Savings Plan.
(A)	10.8	Non-competition Agreement between the Company and Varity Corporation.
(A)	10.9*	Employment Agreement, dated February 1, 1993, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(C)	10.13	Project Funds Agreement, dated November 12, 1993, between Hayes Wheels Autokola NH, a.s. (“Autokola”), the Company and International Finance Corporation (“IFC”).
(C)	10.14	Fee Clawback Agreement, dated November 12, 1993, between Autokola, the Company and IFC.

(C)	10.15		Subordination Agreement, dated November 12, 1993, between Autokola, Nova Hut a.s., the Company and IFC.
(C)	10.16		Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(A)	10.17	*	Employee Benefits Agreement.
(E)	10.22		Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit B to the Stockholders’ Agreement filed as Exhibit 2.2).
(F)	10.23	*	First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(G)	10.24		Consulting Agreement, dated as of June 6, 1997, between the Company and H.K.L., L.L.C.
(G)	10.25		Consulting Agreement, dated as of June 6, 1997, between the Company and Horst Kukwa-Lemmerz.
(H)	10.26		Amended and Restated Stockholders’ Agreement, dated as of June 30, 1997, among the Company, Joseph Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and TSG Capital Fund II, L.P. and the shareholders of Lemmerz Holding GmbH.
(K)	10.28	*	Managing Director’s Service Agreement, dated September 25, 1997, between Hayes Lemmerz Holding GmbH and Klaus Junger.
(M)	10.29		Third Amended and Restated Credit Agreement, dated as of February 3, 1999, among the Company, as Borrower, the several banks and other financial institutions from time to time Parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
(N)	12		Computation of Ratios.
(N)	21		Subsidiaries of the Company.
(N)	23		Consent of KPMG LLP.
(N)	24		Powers of Attorney.
(N)	27		Financial Data Schedule.

LEGEND FOR EXHIBITS

(A)	Incorporated by reference from the Company’s Registration Statement No. 33-53780 on Form S-l, filed with the SEC on October 27, 1992, as amended.

(B)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal Year Ended January 31, 1993, filed with the SEC.

(C)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(D)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(E)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(F)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1997, filed with the SEC.

(G)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.

(H)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(I)	Incorporated by reference from the Company’s Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(J)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(K)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998, filed with the SEC.

(L)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(M)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(N)	Filed herewith.

*	Denotes a compensatory plan, contract or arrangement.

      The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

(b)  Reports on Form 8-K

      During the fiscal quarter ended January 31, 2000, the Company filed a Current Report on Form 8-K with the SEC dated January 9, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of April, 2000.

HAYES LEMMERZ INTERNATIONAL, INC.

By:	/s/ WILLIAM D. SHOVERS

William D. Shovers
Vice President—Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RANKO CUCUZ Ranko Cucuz	Chairman of the Board of Directors, Chief Executive Officer and Director	April 18, 2000
/s/ WILLIAM D. SHOVERS William D. Shovers	Vice President—Finance and Chief Financial Officer	April 18, 2000
/s/ D. N. VERMILYA D. N. Vermilya	Corporate Controller and Chief Accounting Officer	April 18, 2000
/s/ CLEVELAND A. CHRISTOPHE* Cleveland A. Christophe	Director	April 18, 2000
/s/ ANTHONY GRILLO* Anthony Grillo	Director	April 18, 2000
/s/ ANDREW R. HEYER* Andrew R. Heyer	Director	April 18, 2000
/s/ HORST KUKWA-LEMMERZ* Horst Kukwa-Lemmerz	Director	April 18, 2000
/s/ PAUL S. LEVY* Paul S. Levy	Director	April 18, 2000
/s/ JEFFREY LIGHTCAP* Jeffrey Lightcap	Director	April 18, 2000
/s/ WEINARD MEILICKE* Weinard Meilicke	Director	April 18, 2000
/s/ JOHN S. RODEWIG* John S. Rodewig	Director	April 18, 2000
/s/ RAY H. WITT* Ray H. Witt	Director	April 18, 2000
/s/ DAVID YING* David Ying	Director	April 18, 2000
*By /s/ PATRICK B. CAREY Patrick B. Carey Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS

HAYES LEMMERZ INTERNATIONAL, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Hayes Lemmerz International, Inc.

      We have audited the accompanying consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three year period ended January 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended January 31, 2000, in conformity with generally accepted accounting principles.

[KPMG LLP LOGO]

Detroit, Michigan

February 24, 2000

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions of dollars, except per share amounts)

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2000	1999	1998

Net sales	$2,296.4	$1,672.9	$1,269.8

Cost of goods sold	1,889.2	1,383.1	1,053.7

Gross profit	407.2	289.8	216.1

Marketing, general and administration	92.4	71.0	52.5

Engineering and product development	20.6	20.2	11.7

Amortization of intangible assets	28.7	16.6	12.7

Equity in (earnings) losses of unconsolidated subsidiaries	(1.2)	(0.6)	4.5

Other income, net	(6.0)	(5.4)	(10.8)

Earnings from operations	272.7	188.0	145.5

Interest expense, net	153.3	94.9	90.4

Earnings before taxes on income, minority interest and extraordinary loss	119.4	93.1	55.1

Income tax provision	51.3	39.1	23.2

Earnings before minority interest and extraordinary loss	68.1	54.0	31.9

Minority Interest	3.0	2.0	0.5

Earnings before extraordinary loss	65.1	52.0	31.4

Extraordinary loss, net of tax	—	8.3	—

Net income	$65.1	$43.7	$31.4

Basic net income per share:

Income before extraordinary loss	$2.15	$1.72	$1.19

Extraordinary loss, net of tax	—	(0.27)	—

Basic net income per share	$2.15	$1.45	$1.19

Diluted net income per share:

Income before extraordinary loss	$2.06	$1.60	$1.12

Extraordinary loss, net of tax	—	(0.25)	—

Diluted net income per share	$2.06	$1.35	$1.12

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except share amounts)

	January 31,	January 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$25.9	$51.3

Receivables net of allowance of $6.3 at January 31, 2000 and $4.0 at January 31, 1999	188.7	181.6

Inventories	175.6	166.6

Prepaid expenses and other	9.4	22.8

Total current assets	399.6	422.3

Property, plant and equipment, net	1,178.4	878.0

Goodwill and other assets	1,198.8	810.6

Total assets	$2,776.8	$2,110.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Bank borrowings	$73.6	$44.8

Current portion of long-term debt	69.6	12.3

Accounts payable and accrued liabilities	583.9	456.7

Total current liabilities	727.1	513.8

Long-term debt, net of current portion	1,384.6	976.1

Deferred income taxes	115.6	58.4

Pension and other long-term liabilities	316.3	329.1

Minority interest	14.3	12.6

Total liabilities	2,557.9	1,890.0

Stockholders’ equity:

Preferred Stock, 25,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.01 per share:

Voting — authorized 99,000,000; issued and outstanding, 27,705,019 at January 31, 2000 and 27,675,209 at January 31, 1999	0.3	0.3

Nonvoting — authorized 5,000,000; issued and outstanding, 2,649,026 at January 31, 2000 and 1999	—	—

Additional paid-in capital	237.1	236.8

Retained earnings (accumulated deficit)	58.0	(7.1)

Accumulated other comprehensive income (loss)	(76.5)	(9.1)

Total stockholders’ equity	218.9	220.9

Total liabilities and stockholders’ equity	$2,776.8	$2,110.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)
Years Ended January 31, 2000, 1999, 1998
(Millions of dollars, except share amounts)

					Accumulated
	Common Stock				Other
			Additional	Retained	Comprehensive
		Par	Paid-in	Earnings	Income
	Shares	Value	Capital	(Deficit)	(Loss)	Total

Balance, January 31, 1997	22,390,518	0.2	43.6	(82.2)	(2.7)	(41.1)

Net income	—	—	—	31.4	—	31.4

Currency translation adjustment	—	—	—	—	(16.9)	(16.9)

Minimum pension liability adjustment	—	—	—	—	2.2	2.2

Comprehensive income (loss)						16.7

Repurchase of common stock	(20,100)	—	(0.6)	—	—	(0.6)

Exercise of options	151,102	—	2.2	—	—	2.2

Common stock issued with acquisition	5,000,000	0.1	108.7	—	—	108.8

Equity offering	2,566,925	—	75.5	—	—	75.5

Balance, January 31, 1998	30,088,445	$0.3	$229.4	$(50.8)	$(17.4)	$161.5

Net income	—	—	—	43.7	—	43.7

Currency translation adjustment	—	—	—	—	17.0	17.0

Minimum pension liability adjustment	—	—	—	—	(8.7)	(8.7)

Comprehensive income (loss)						52.0

Issuance of common stock	500	—	—	—	—	—

Exercise of options	91,540	—	1.7	—	—	1.7

Common stock issued with acquisition	143,750	—	5.7	—	—	5.7

Balance, January 31, 1999	30,324,235	$0.3	$236.8	$(7.1)	$(9.1)	$220.9

Net income	—	—	—	65.1	—	65.1

Currency translation adjustment	—	—	—	—	(69.7)	(69.7)

Minimum pension liability adjustment	—	—	—	—	2.3	2.3

Comprehensive income (loss)						(2.3)

Issuance of common stock	500	—	—	—	—	—

Exercise of options	14,860	—	0.2	—	—	0.2

Employee stock awards	14,450	—	0.1	—	—	0.1

Balance, January 31, 2000	30,354,045	$0.3	$237.1	$58.0	$(76.5)	$218.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2000	1999	1998

Cash flows from operating activities:

Net income	$65.1	$43.7	$31.4

Adjustments to reconcile net income to net cash provided by operations:

Depreciation and tooling amortization	107.4	69.9	51.7

Amortization of intangibles	28.7	17.9	13.6

Amortization of deferred financing fees	6.5	4.6	5.9

Deferred taxes	21.7	18.7	27.3

Minority interest	3.0	2.0	0.5

Equity in (earnings) losses of unconsolidated subsidiaries	(1.2)	(0.6)	4.5

Extraordinary loss	—	14.4	—

Gain on disposal of assets/business	(8.0)	—	—

Changes in operating assets and liabilities that increase (decrease) cash flows:

Receivables	(51.2)	(1.5)	(11.6)

Inventories	5.3	(8.3)	(1.8)

Prepaid expenses and other	11.4	(10.9)	5.6

Accounts payable and accrued liabilities	85.4	69.6	23.8

Other long-term liabilities	(23.2)	(41.2)	(49.0)

Cash provided by operating activities	250.9	178.3	101.9

Cash flows from investing activities:

Purchase of property, plant and equipment	(196.3)	(134.3)	(90.9)

Tooling expenditures	(6.5)	(21.3)	(8.8)

Purchase of businesses, net of cash acquired	(630.3)	(79.3)	(228.0)

Proceeds from disposal of assets/business	39.0	—	—

Other, net	(35.4)	(31.9)	(6.4)

Cash used in investing activities	(829.5)	(266.8)	(334.1)

Cash flows from financing activities:

Net proceeds from accounts receivable securitization	89.6	73.5	—

Repayment of long term debt	—	(200.5)	—

Proceeds from issuance of long term debt	469.4	250.0	500.0

Proceeds from the sale of common stock, net and stock options exercised	0.2	1.7	77.1

Fees paid to issue long term debt	(16.5)	(6.4)	(17.0)

Net change in bank borrowings and revolver	15.2	0.1	(353.5)

Cash provided by financing activities	557.9	118.4	206.6

Effect of exchange rate changes on cash and cash equivalents	(4.7)	(1.7)	1.2

Increase (decrease) in cash and cash equivalents	(25.4)	28.2	(24.4)

Cash and cash equivalents at beginning of year	51.3	23.1	47.5

Cash and cash equivalents at end of year	$25.9	$51.3	$23.1

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended January 31, 2000, 1999 and 1998

(1)  Organization

  Description of Business

      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries and references to fiscal year means the Company’s year ended January 31 of the following year (e.g., “fiscal 1999” refers to the period beginning February 1, 1999 and ending January 31, 2000, “fiscal 1998” refers to the period beginning February 1, 1998 and ending January 31, 1999 and “fiscal 1997” refers to the period beginning February 1, 1997 and ending January 31, 1998).

      The Company designs, engineers and manufactures suspension module components, principally to original equipment manufacturers (“OEMs”) of passenger cars, light trucks and commercial highway vehicles worldwide. The Company’s products include one-piece cast aluminum wheels, fabricated aluminum wheels, fabricated steel wheels, full face cast aluminum wheels, clad covered wheels, wheel-end attachments, aluminum structural components, intake and exhaust manifolds and brake drums, hubs and rotors.

  Acquisitions

      On February 3, 1999, the Company completed the acquisition of CMI International, Inc. (“CMI”), a premier independent supplier of cast aluminum, iron and advanced polymer components to the automotive industry. The purchase price for CMI was $605 million in cash, of which approximately $129 million was used to repay CMI’s outstanding indebtedness existing at the time of the acquisition, and of which approximately $476 million was paid to the shareholders of CMI. The cash portion of the consideration, the refinancing of the existing debt of CMI and the fees and expenses of the acquisition of CMI were financed with the proceeds of the Company’s senior secured credit facilities and the issuance by the Company of $250 million in aggregate principal amount of 8 1/4% senior subordinated notes due 2008 (the “8 1/4% Notes”).

      The acquisition of CMI was accounted for by the purchase method of accounting with the results of CMI included in the consolidated statement of operations from the acquisition date. The fair value of assets acquired, including goodwill, was $693.0 million and liabilities assumed was $88.0 million. Goodwill and other intangibles of $354.1 are being amortized over a 40-year life on a straight-line basis.

      On July 30, 1999, the Company completed the sale of its equity interests in A-CMI and A-CMI Scandinavia Casting Center ANS, two joint ventures formerly owned by CMI. The equity interests were purchased by Alcoa Inc., CMI’s partner in these joint ventures, for net proceeds of $36.4 million.

      Additionally, during fiscal 1999 the Company acquired a controlling interest in two entities for a combined purchase price of $14.6 million.

      During fiscal 1998, the Company acquired controlling interests in five businesses for an aggregate purchase price of $79.3 million and these acquisitions generated $94.2 million of goodwill.

      On June 30, 1997, the Company completed the acquisition of Lemmerz Holding GmbH (“Lemmerz”) in exchange for payment to the shareholders of Lemmerz of (i) $200 million in cash and (ii) a total of five million shares of the Company’s Series A Convertible Participating Preferred Stock, par value $0.01 per share, which, upon receipt of stockholder approval on October 22, 1997, automatically converted into five million shares of the Company’s common stock (the “Lemmerz Acquisition”). As a result of the Lemmerz Acquisition, Lemmerz became a subsidiary of the Company. At the Company’s annual stockholders meeting held on October 22, 1997, the Company formally approved the change of its name to Hayes Lemmerz International, Inc.

      The Lemmerz Acquisition was accounted for by the purchase method of accounting with the results of Lemmerz included from the acquisition date. The fair value of the assets acquired, including goodwill, was

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

$650.0 million and liabilities assumed was $330.9 million. Goodwill and other intangibles of $242.4 million are being amortized over a 40-year life on a straight-line basis.

      On August 28, 1997, the Company completed the acquisition of the assets of Bosch Braking Systems Corporation’s heavy-duty hub and drum and medium- and heavy-duty steel wheel businesses for $17.5 million.

  Equity Offerings

      Effective August 26, 1997, the Company issued and sold to the public 2,566,925 shares of common stock at a price of $31.50 per share. The net proceeds to the Company of such sale of shares were $29.925 per share after giving effect to the underwriting discount and commissions, which proceeds were used to repay existing indebtedness of the Company. Concurrently with the Company’s offering, certain stockholders of the Company sold 1,779,502 shares of common stock at a price of $31.50 per share ($29.925 per share after giving effect to the underwriting discount and commissions).

  Unaudited Pro Forma Data

      The following unaudited pro forma financial data illustrates the estimated effects as if the acquisitions listed above and the related financings, had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization, depreciation, interest expense and the related income tax effects (dollars in millions, except per share amounts):

	Unaudited

	Year	Year
	Ended	Ended
	January 31,	January 31,
	2000	1999

Net sales	$2,296.4	$2.250.3

Earnings from operations	272.7	235.7

Net income	65.1	35.0

Diluted net income per common share	2.06	1.11

      The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

(2)  Summary of Significant Accounting Policies

  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s investments in joint ventures are accounted for under the equity method. Financial position and results of operations for these joint venture entities as of, and for the twelve months ended January 31, 2000, 1999 and 1998, respectively, were not material to the consolidated financial statements of the Company.

  Revenue Recognition

      Sales are recorded when products are shipped to customers.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

  Inventories

      Inventories are stated at the lower of cost or market, with cost determined principally by the first in, first out (FIFO) or average cost method. Cost for a portion of domestic inventories, which were approximately 11 percent and 27 percent of inventories at January 31, 2000 and 1999, respectively, are stated using the last in, first out (LIFO) method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead.

  Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis at rates which are designed to write off the assets over their estimated useful lives, principally as follows:

Buildings	25 years

Machinery and equipment	12 years

      Expenditures for maintenance, repairs and minor replacements of $78.4 million, $59.0 million and $45.7 million for the years ended January 31, 2000, 1999 and 1998, respectively, were charged to expense as incurred.

      The Company reviews the carrying value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

  Intangibles

      Goodwill arising from business acquisitions is amortized using the straight-line method over 40 years. Patents and other intangibles are amortized over their estimated lives. The Company reviews the carrying value of goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be determined based on a comparison of the undiscounted future operating cash flows anticipated to be generated during the remaining life of the goodwill and other intangibles to the carrying value. Measurement of any impairment loss would be based on discounted operating cash flows.

  Research and Development Costs

      Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 2000, 1999 and 1998, were approximately $14.1 million, $7.5 million and $2.9 million, respectively.

  Financial Instruments

      The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

bank borrowings, variable rate long-term debt, and other liabilities approximate market value, as interest rates vary with market rates. The fair value of fixed rate debt is discussed in Note 8.

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

      From time to time, the Company enters into interest rate hedge agreements with the objective of managing interest costs and exposure to changing interest rates. Premiums paid for these agreements are amortized to interest expense over the term of the agreement. The unamortized costs of the agreements are included in other assets and approximate fair value. The notional amounts under these agreements do not represent amounts exchanged by the parties and are not a measure of the Company’s exposure to credit or market risks. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the agreements. Notional amounts are not included in the consolidated balance sheet.

      The Company has global operations and enters into forward exchange contracts to hedge certain of its foreign currency commitments. Gains and losses from changes in exchange rates on these contracts are deferred and recognized in income when the hedged transaction is settled. The Company also uses cross-currency interest rate swap agreements to hedge a portion of the Company’s net investments in foreign subsidiaries. Related foreign exchange gains and losses on the notional principal amount are included in accumulated other comprehensive income. At January 31, 2000, the Company held $200 million notional amount of cross-currency interest rate swaps, the fair value of which approximates carrying value.

  Foreign Currency Translation

      Translation of assets and liabilities of subsidiaries denominated in foreign currencies are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of Stockholders’ Equity. Foreign currency gains and losses resulting from transactions in foreign currencies are included in results of operations.

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

      No provision is necessary for future United States taxes on the undistributed portion of the Company’s equity in earnings of foreign affiliates, since it is anticipated that the unremitted earnings will be permanently invested for growth and expansion.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

  Statement of Cash Flows

      For purposes of reporting cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The following is additional information to the Consolidated Statements of Cash Flows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2000	1999	1998

Cash paid for interest	$149.7	$100.4	$84.3

Cash paid for income taxes	15.4	9.6	8.5

Non-cash financing activity:

Stock issued in acquisitions	—	5.7	108.8

  Stock-Based Compensation

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” and discloses pro forma net income and pro forma earnings per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS No. 123. See Note 13.

  Earnings per Share

      Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants.

      Shares outstanding for the years ended January 31, 2000, 1999 and 1998, were as follows (millions of shares):

	2000	1999	1998

Weighted average shares outstanding	30,335	30,324	26,512

Dilutive effect of options and warrants	1,177	2,087	1,620

Diluted shares outstanding	31,512	32,411	28,132

  Comprehensive Income

      During 1997, the FASB issued SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement was adopted by the Company effective February 1, 1998 and all prior periods have been restated.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

      The components of accumulated other comprehensive income (loss) were as follows (millions of dollars):

	2000	1999

Currency translation adjustment	$(70.1)	$(0.4)

Minimum pension liability adjustment	(6.4)	(8.7)

	$(76.5)	$(9.1)

  Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

  Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Generally assets and liabilities which are subject to estimation and judgment include asset valuation reserves, pension and post retirement costs, restructuring reserves, self insurance accruals and environmental remediation accruals. Management does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company’s financial position or future results of operations.

(3)  Inventories

      The major classes of inventory are as follows (millions of dollars):

	January 31,	January 31,
	2000	1999

Raw materials	$62.3	$65.2

Work-in-process	55.9	48.8

Finished goods	57.4	52.6

Total	$175.6	$166.6

(4)  Property, Plant and Equipment

      The major classes of property, plant and equipment are as follows (millions of dollars):

	January 31,	January 31,
	2000	1999

Land	$30.1	$24.9

Buildings	265.5	201.1

Machinery and equipment	1,151.6	832.8

	1,447.2	1,058.8

Accumulated depreciation	(268.8)	(180.8)

Property, plant and equipment, net	$1,178.4	$878.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

(5)  Goodwill and Other Assets

      Goodwill and other assets consist of the following (millions of dollars):

	January 31,	January 31,
	2000	1999

Goodwill and other intangibles	$955.0	$629.6

Unamortized debt issuance costs	38.0	28.0

Investments in joint ventures	28.9	24.5

Deferred tax assets	128.7	76.7

Other	48.2	51.8

Total	$1,198.8	$810.6

      Goodwill and other intangibles are presented net of accumulated amortization of $93.8 million and $65.1 million at January 31, 2000 and 1999, respectively.

(6)  Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (millions of dollars):

	January 31,	January 31,
	2000	1999

Accounts payable	$430.2	$336.2

Employee costs	50.5	25.9

Accrued interest	12.1	10.1

Other accrued liabilities	91.1	84.5

Total	$583.9	$456.7

(7)  Taxes on Income

      The components of pre-tax income are as follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2000	1999	1998

United States	$65.4	$19.0	$23.6

Foreign	54.0	59.7	31.5

	$119.4	$78.7	$55.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

      The (benefit) provision for taxes on income is summarized as follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2000	1999	1998

Current:

Federal and State	$(3.3)	$(0.1)	$(5.6)

Foreign	16.0	12.5	12.1

	12.7	12.4	6.5

Deferred:

Federal and State	35.5	8.1	15.5

Foreign	3.1	12.5	1.2

	38.6	20.6	16.7

Extraordinary items (Note 8)	—	6.1	—

Taxes on income excluding extraordinary items	$51.3	$39.1	$23.2

      A reconciliation of federal income tax computed at the statutory 35% rate to the actual provision for taxes on income follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2000	1999	1998

Federal taxes computed at statutory rate	$41.8	$27.4	$19.3

Increase (decrease) resulting from:

Tax benefit from net operating loss carryforwards	(2.3)	—	—

Unrecognized tax benefit from net operating loss carryforwards	0.5	—	0.8

Effective tax rate differential on earnings of consolidated foreign affiliates	2.6	0.4	4.0

Permanent differences resulting from purchase accounting	7.0	4.0	1.9

Effect of change in tax rates on deferred tax balance	—	—	(3.0)

All other items	1.7	1.3	0.2

Income tax expense	$51.3	$33.1	$23.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

      Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. The cumulative tax effect of the major items follows (millions of dollars):

	January 31,	January 31,
	2000	1999

Deferred tax assets:

Nondeductible accrued liabilities	$70.8	$63.8

Net operating loss and tax credit carry forwards	79.0	95.5

Pension	10.2	16.3

Other	22.0	16.3

Inventory	3.7	2.6

Total gross deferred tax assets	185.7	194.5

Less valuation allowance	(19.7)	(19.9)

Net deferred tax assets	166.0	174.6

Deferred tax liabilities:

Fixed assets, principally due to differences in depreciation	(118.5)	(105.5)

Intangibles	(19.1)	(26.3)

Inventory	—	(3.7)

All other items	(15.3)	(20.8)

Total gross deferred tax liabilities	(152.9)	(156.3)

Net deferred tax assets	$13.1	$18.3

      The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the inability of a foreign subsidiary to fully utilize available net operating loss carry forwards which expire through the year 2012. The subsequent recognition of tax benefits relating to the valuation allowance for certain acquired net operating loss carryforwards will be reported as a reduction of goodwill of up to $10 million if opportunities to utilize these carryforwards become more certain.

      The Company has domestic operating loss carryforwards of approximately $134.7 million expiring in years 2005 through 2021, foreign net operating loss carryforwards of approximately $87.8 million which may be carried forward indefinitely, and alternative minimum and other tax credits of approximately $13.1 million.

(8) Bank Borrowings and Long-term Debt

      Bank borrowings consist of short-term notes of the Company’s foreign subsidiaries, bearing interest at rates ranging from 6.9% to 7.9%.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

      Long-term debt consists of the following (millions of dollars):

	January 31,	January 31,
	2000	1999

Bank term loans maturing February 3, 2005	$439.0	$—

Other domestic loans maturing through 2002, weighted average interest rates of 7.2% and 7.4% at January 31, 2000 and 1999	8.1	1.3

Various foreign bank and government loans maturing through 2006, weighted average interest rates of 6.7% and 6.2% at January 31, 2000 and 1999	107.1	85.6

8 1/4% Senior Subordinated Notes due 2008	250.0	250.0

9 1/8% Senior Subordinated Notes due 2007	400.0	400.0

11% Senior Subordinated Notes due 2006	250.0	250.0

9 1/4% Senior Subordinated Notes due November 15, 2002	—	1.5

	1,454.2	988.4

Less current portion	69.6	12.3

	$1,384.6	$976.1

      During the first quarter of fiscal 1999, the Company entered into a third amended and restated credit agreement (the “Credit Agreement”) which provides for a $450 million term loan facility and a $650 million revolving credit facility. These facilities are guaranteed by the Company and its domestic subsidiaries and are secured by a first priority lien on substantially all of the properties and assets of the Company. As of January 31, 2000, $611 million was available under the revolving credit facility.

      Borrowings under the Credit Agreement bear interest at one of the following rates as selected by the Company: (i) the rate per annum equal to the British Bankers’ Association London interbank offered rates (“LIBOR” and “DMBO” in the case of U.S. Dollar and Deutsche Mark debt, respectively) plus the applicable margin or (ii) the CIBC Alternate Base Rate (“ABR”), plus the applicable margin. The CIBC ABR is defined as the highest of (i) the CIBC prime rate or (ii) the Federal Funds rate plus  1/2% or (iii) a certificate of deposit-based rate plus 1%. In addition, the Company pays a commitment fee on the unused portion of the revolving credit facility which was at a rate of 0.4% at January 31, 2000.

      The Credit Agreement and certain foreign bank borrowings contain financial covenants, the most restrictive of which include interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations. The Company was in compliance with such covenants at January 31, 2000.

      In connection with the early repayment of certain term loan facilities in fiscal 1998, the Company recorded an extraordinary loss of $14.4 million ($8.3 million, net of tax) for the write-off of unamortized deferred financing costs associated with the term debt which was repaid.

      In April 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and will continue to sell on an ongoing basis, a portion of their accounts receivable to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and will transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and will sell such trade accounts receivable to an independent issuer of receivable-backed paper. The Company has collection and administrative responsibilities with respect to all receivables which were and will be sold.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

      The total amount of receivables sold under the agreement was $163.0 million and $73.4 million at January 31, 2000 and 1999, respectively. These amounts have been excluded from receivables in the accompanying balance sheets.

      On December 15, 1998, in connection with, the acquisition of CMI, the Company issued $250 million in aggregate principal amount of 8 1/4% Senior Subordinated Notes due 2008 (the “8 1/4% Notes”). The 8 1/4% Notes are redeemable at the Company’s option at specified prices, in whole or in part, at any time on or after December 15, 2003. The 8 1/4% Notes are guaranteed by certain of the Company’s domestic subsidiaries but are subordinated to the Credit Agreement. As of January 31, 2000, the fair value of these notes was $229.0 million.

      In connection with previous acquisitions, the Company has issued senior subordinated notes which are guaranteed by certain of the Company’s domestic subsidiaries but are subordinated to the Credit Agreement. These notes become redeemable at the Company’s option and at specific prices five years before the respective due dates of the notes. The fair value of these notes at January 31, 2000 was $633.0 million.

      Principal repayments on long-term debt and bank borrowings during the next five years ending January 31 are as follows (millions of dollars); 2001 — $69.6; 2002 — $83.6; 2003 — $109.4; 2004 — $131.5; 2005 — $134.5; and thereafter $925.6.

(9)  Leases

      The Company leases certain production facilities and equipment under agreements expiring from 2001 to 2005 and later years. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 31, 2000 (millions of dollars):

Year Ending January 31:

2001	$25.3

2002	23.5

2003	21.5

2004	18.9

2005 and later years	29.9

Total minimum payments required	$119.1

      Rent expense was $26.3 million, $21.5 million and $17.0 million for the years ended January 31, 2000, 1999 and 1998, respectively.

(10)  Pension Plans and Postretirement Benefits Other Than Pensions

      The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees around the world. The Company funds the Pension Benefits based upon the funding requirements of federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.

      Effective January 1, 1998, the Company adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In accordance with SFAS No. 132, the following tables provide

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on an October 31 measurement date, in millions) as of January 31:

	North American Plans

					International Plans
	Pension Benefits		Other Benefits		Pension Benefits

	2000	1999	2000	1999	2000	1999

Change in Benefit Obligation:

Benefit obligation at beginning of year	$169.0	$177.5	$123.8	$125.5	$95.3	$102.1

Service cost	0.2	0.2	0.2	0.2	0.8	0.6

Interest cost	11.1	11.5	8.2	8.6	5.3	6.0

Amendments	0.3	—	2.4	3.0	—	—

Actuarial loss (gain)	(3.8)	(6.8)	(3.8)	(1.0)	(2.5)	7.6

Benefits paid	(16.3)	(13.4)	(12.4)	(12.5)	(5.1)	(5.5)

Benefit obligation at end of year	$160.5	$169.0	$118.4	$123.8	$93.8	$110.8

Change in Plan Assets:

Fair value of plan assets at beginning of year	$159.3	$156.3	$—	$—	$—	$—

Actual return on plan assets	15.2	11.4	—	—	—	—

Company contributions	7.7	5.0	—	—	0.2	—

Benefits paid	(16.3)	(13.4)	—	—	—	—

Fair value of plan assets at end of year	$165.9	$159.3	$—	$—	$0.2	$—

Funded Status:

Funded status of plan	$5.4	$(9.7)	$(118.4)	$(123.8)	$(93.6)	$(110.8)

Unrecognized net actuarial (gain) loss	(11.7)	(10.5)	3.6	7.5	8.5	13.0

Unrecognized prior service cost	2.0	1.9	5.9	3.8	—	—

Adjustment to recognize additional minimum liability	(1.2)	—	—	—	(5.2)	(8.7)

Employer contributions	—	5.0	1.5	1.6	—	—

Accrued benefit cost	$(5.5)	$(13.3)	$(107.4)	$(110.9)	$(90.3)	$(106.5)

Amount recognized in Consolidated Balance Sheet:

Accrued benefit cost	$(4.3)	$(13.3)	$(107.4)	$(110.9)	$(93.7)	$(106.5)

Accumulated other comprehensive income (loss)	(1.2)	—	—	—	(5.2)	(8.7)

Net amount recognized	$(5.5)	$(13.3)	$(107.4)	$(110.9)	$(98.9)	$(115.2)

      The projected benefit obligation, accumulated projected benefit obligation (“APBO”) and fair value of plan assets for the benefit plans with accumulated benefit obligations in excess of plan assets for the North American plans were $160.5 million, $118.4 million and $165.9 million, respectively, as of January 31, 2000, and $169.0 million, $123.8 million and $159.3 million, respectively, as of January 31, 1999.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

      The components of net periodic benefit costs included in operating results for the years ended January 31, are as follows (millions of dollars):

	North American Plans						International Plans

	Pension Benefits			Other Benefits			Pension Benefits

	2000	1999	1998	2000	1999	1998	2000	1999	1998

Components of net periodic benefit cost (income):

Service cost	$0.2	$0.2	$0.2	$0.2	$0.2	$0.3	$0.8	$0.6	$0.4

Interest cost	11.1	11.5	11.6	8.2	8.6	9.2	5.4	6.0	3.1

Expected return on plan assets	(12.9)	(13.4)	(12.3)	—	—	—	—	—	—

Net amortization and deferral	0.6	0.3	0.2	0.4	0.1	0.2	—	—	—

Curtailment gains	—	—	(1.5)	—	(1.4)	—	—	—	—

Net pension cost (income)	$(1.0)	$(1.4)	$(1.8)	$8.8	$7.5	$9.7	$6.2	$6.6	$3.5

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

      The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above were as follows:

	North American Plans
					International
					Plans
	Pension		Other		Pension
	Benefits		Benefits		Benefits

	2000	1999	2000	1999	2000	1999

Weighted average assumptions:

Discount rate	7.50%	7.00%	7.00%	7.00%	6.00%	6.00%

Expected return on plan assets	9.00%	9.00%	N/A	N/A	N/A	N/A

Rate of compensation increase	5.00%	5.00%	N/A	N/A	2.50%	2.50%

      At January 31, 2000, the assumed annual health care cost trend rate used in measuring the APBO approximated 7.0% declining to an ultimate annual rate of 5.5%. Increasing the assumed cost trend rate by 1% each year would have increased the APBO and service/interest cost components by approximately $8.4 million and $0.6 million, respectively, for 1999. Decreasing the assumed cost trend rate by 1% each year would have decreased the APBO and service/interest cost components by approximately $7.2 million and $0.5 million, respectively, for 1999.

      The Company also has contributory employee retirement savings plans covering substantially all of its employees. The employer contribution is determined at the discretion of the Company and totaled approximately $7.7 million, $6.4 million and $4.6 million for the years ended January 31, 2000, 1999 and 1998, respectively.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the financial position of the Company.

      Approximately 8% of the Company’s domestic employees are covered under collective bargaining agreements. These agreements expire at various times through 2003. As is common in many European jurisdictions, substantially all of the Company’s employees in Europe are covered by country-wide collective bargaining agreements. In Europe, bargaining agreements are often made on a local basis and expire at various times throughout 2000. Based on management’s experience, negotiation of new contracts is anticipated without work stoppages.

(12)  Investments in Unconsolidated Affiliates

      As of January 31, 2000, the Company held the following investments which are accounted for under the equity method.

      (i)  a 49% interest in Hayes Wheels de Venezuela, C.A., a fabricated wheel manufacturer in Venezuela;

      (ii)  a 40% interest in Hayes Wheels de Mexico, S.A. de C.V., a cast aluminum and fabricated wheel manufacturer in Mexico;

      (iii)  a 49% interest in Continental Lemmerz (Portugal) — Componente para Automoveis, Lda., a tire and wheel assembly operation in Portugal;

      (iv)  a 25% interest in Reynolds-Lemmerz Industries, a cast aluminum wheel manufacturer in Canada;

      (v)  a 25% interest in Jantas Jant Sanayi ve Ticaret A.S., a commercial highway steel wheel manufacturer in Turkey.

      The aggregate financial position and results of operations for these entities as of, and for the twelve months ended January 31, 2000, 1999 and 1998, respectively, were not material to the consolidated financial statements of the Company.

(13)  Stock Option Plan

      In 1992, the Company adopted the Hayes Lemmerz International, Inc. 1992 Stock Incentive Plan (the “1992 Plan”), under which 1,000,000 shares of Common Stock were available for issuance with respect to awards granted to officers, management and other key employees of the Company. At January 31, 2000, 276,700 options were exercisable at a price of $10.00, 143,000 options were exercisable at a price of $19.94 and 7,500 options were exercisable at a price of $19.69. At January 31, 2000, there were no shares available for issuance under this plan.

      During 1996, the Company established the Hayes Lemmerz International, Inc. 1996 Stock Option Plan (the “1996 Plan”), under which 3,000,000 shares of Common Stock were made available for issuance with respect to stock option awards granted to officers, management and other key employees of and consultants to the Company. Option grants under the 1996 Plan are approved by the Compensation Committee of the Board of Directors and are subject to such terms and conditions as are established by the Compensation Committee at the time it approves such grants. The exercise prices of options granted under the 1996 Plan in fiscal 1997, fiscal 1998 and fiscal 1999 ranged from $16 to $40 per share, which exercise prices represented the Common Stock’s fair market value on the date of each grant. All the option grants which, as of January 31, 2000, were outstanding under the 1996 Plan are divided into tranches (each, a “Tranche”) of an equal number of options. The options in each such Tranche vest when both a time condition and a price condition tied to the price of the Company’s Common Stock have been met. In addition, notwithstanding such conditions to vesting, the options currently outstanding under the 1996 Plan become exercisable on certain dates (which dates are

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

currently in all cases at least six years after the option grant date) if the employee to whom they were granted is then still an employee of the Company. At January 31, 2000, 716,442 options were exercisable at a price of $16.00 per share and 66,563 options were exercisable at a price of $32.00 per share.

      In connection with the Lemmerz Acquisition, the Company granted to a former shareholder of Lemmerz an option to acquire 250,000 shares of common stock with an exercise price of $16 per share. This option becomes exercisable at the rate of 20% annually on June 30, 1998 and each June 30th thereafter until 2002.

      Information with respect to all stock options is summarized below:

	1992 Plan	1996 Plan	Other	Total

Balance as of January 31, 1998	470,500	2,666,343	250,000	3,386,843

Granted	—	57,624	—	57,624

Exercised	(37,300)	(4,240)	(50,000)	(91,540)

Forfeited	—	(28,400)	—	(28,400)

Balance as of January 31, 1999	433,200	2,691,327	200,000	3,324,527

Granted	—	261,000	—	261,000

Exercised	(6,000)	(8,860)	—	(14,860)

Forfeited	—	(137,560)	—	(137,560)

Balance as of January 31, 2000	427,200	2,805,907	200,000	3,433,107

      The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. If compensation cost had been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below:

	1999	1998	1997

Net Income:

As reported	$65.1	$43.7	$31.4

Pro forma	62.0	40.3	28.4

Diluted earnings per share:

As reported	$2.06	$1.35	$1.12

Pro forma	1.97	1.24	1.01

      The fair value of stock options granted in fiscal 1999, fiscal 1998 and fiscal 1997 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

	1999	1998	1997

Weighted average fair value	$15.06	$20.30	$13.36

Expected volatility	41.0%	42.7%	33.4%

Risk free interest rate	5.5%	5.5%	6.5%

Expected lives	7.0 years	7.0 years	7.0 years

      Dividend yield for all grants was assumed to be insignificant.

      At January 31, 2000, warrants to purchase 2.6 million shares of common stock were outstanding. Each warrant allows the holder thereof to acquire one share of common stock for a purchase price of $24.00. The warrants are exercisable from July 2, 2000 through July 2, 2003.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

(14)  Segment Reporting

      The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which introduced the “management approach” for segment reporting. This approach reflects management’s organization of business segments and is consistent with how the Company and its key decision-makers assess operating performance, make operating decisions and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the Company’s Board of Directors. The statement requires disclosures for each segment that are similar to those currently required and geographic data by country.

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

      The following table presents revenues and other financial information by business segment for the year ended January 31, (in millions):

	2000	1999	1998

Revenues:

Automotive Wheels	$1,372.4	$1,269.0	$964.4

Cast Components	702.4	205.0	139.9

Other	221.6	198.9	165.5

Total	$2,296.4	$1,672.9	$1,269.8

Net income (loss):

Automotive Wheels	$45.4	$36.3	$16.9

Cast Components	11.0	9.6	4.0

Other	8.7	(2.2)	10.5

Total	$65.1	$43.7	$31.4

Depreciation/amortization:

Automotive Wheels	$78.1	$70.1	$51.1

Cast Components	43.4	7.1	5.6

Other	14.6	10.6	8.6

Total	$136.1	$87.8	$65.3

Capital expenditures:

Automotive Wheels	$126.0	$110.7	$53.7

Cast Components	63.7	16.1	7.3

Other	6.6	7.5	29.9

Total	$196.3	$134.3	$90.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

	2000	1999	1998

Total assets:

Automotive Wheels	$2,105.3	$1,877.0	$1,428.8

Cast Components	969.9	215.2	196.1

Other	(298.4)	18.7	134.0

Total	$2,776.8	$2,110.9	$1,758.9

      The following table presents revenues and net property, plant and equipment for each of the geographic areas in which the Company operates (in millions):

	2000	1999	1998

Revenues:

North America	$1,592.2	$973.5	$912.2

Europe and other	704.2	699.4	357.6

Total	$2,296.4	$1,672.9	$1,269.8

Net property, plant & equipment:

North America	$767.9	$471.2	$399.1

Europe and other	410.5	406.8	271.3

Total	$1,178.4	$878.0	$670.4

      A large percentage of the Company’s revenues are from three automotive manufacturers. The following is a summary of the percentage of revenues from these major customers for the fiscal years ended January 31:

	2000	1999	1998

General Motors Corporation	16.3%	15.6%	16.6%

Ford Motor Company	22.0%	16.1%	19.1%

DaimlerChrysler	20.7%	18.1%	20.9%

(15)  Stockholder Offer

      On January 9, 2000, Joseph Littlejohn & Levy Fund II, L.P., on behalf of itself, TSG Capital Fund II, L.P., CIBC WG Argosy Merchant Fund 2, L.L.C., certain members of and interests associated with the Lemmerz family, Ron Cucuz, Chairman and Chief Executive Officer of the Company and certain other stockholders of the Company (collectively, the “Stockholders”) sent a letter (the “Stockholder Offer”) to the Board of Directors of the Company offering to acquire all of the outstanding shares of the Company’s common stock not owned by the Stockholders (the “Shares”) for a price of $21 per share in cash in a merger transaction. The Stockholders currently own in excess of 75% of the Company’s outstanding common stock.

      The Stockholder Offer stated that the Stockholders were only interested in acquiring the Shares and that the Stockholders had no interest in selling their equity interest in the Company.

      In response to the Stockholder Offer, four lawsuits have been filed in the Court of Chancery of the State of Delaware and are being consolidated into a single action. Plaintiffs allege, among other things, that the price of $21 per share is unfair and inadequate and that the Stockholders are breaching their duties as controlling stockholders. Plaintiffs have named the Company, all of its directors and Joseph Littlejohn & Levy Inc. as defendants in this action and are seeking to have the action declared a class action on behalf of all of the Company’s minority shareholders. The action is in the early stages of discovery.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

(16)  Selected Quarterly Financial Data (Unaudited)

      The following represents the Company’s quarterly results (millions of dollars, except share amounts):

	Quarters Ended

	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,
	2000	1999	1999	1999	1999	1998

Net sales	$565.6	$598.5	$544.4	$587.9	$432.1	$443.9

Gross profit	101.6	105.4	94.1	106.1	73.1	82.7

Net income (loss)	15.6	19.9	13.3	16.3	10.1	19.7

Basic net income (loss) per share	$0.51	$0.66	$0.44	$0.54	$0.33	$0.65

Diluted net income (loss) per share	$0.51	$0.63	$0.41	$0.51	$0.31	$0.62

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Quarters Ended

	July 31,	April 30,
	1998	1998

Net sales	$383.0	$413.9

Gross profit	61.9	72.1

Net income (loss)	(0.8)	14.7

Basic net income (loss) per share	$(0.03)	$0.49

Diluted net income (loss) per share	$(0.02)	$0.45

(17)  Guarantor and Nonguarantor Financial Statements

      The senior subordinated notes referred to in Note 8 are guaranteed by certain of the Company’s domestic subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the senior subordinated notes.

      The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of January 31, 2000 and 1999 and for the twelve month periods ended January 31, 2000, 1999 and 1998, of (a) Hayes Lemmerz International, Inc., the parent (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with guarantor and nonguarantor subsidiaries.

      Investments in foreign subsidiaries are accounted for by the parent on the equity method (domestic subsidiaries are accounted for by the parent on the cost method) for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$6.8	$0.1	$19.0	$—	$25.9

Receivables	34.1	4.2	150.4	—	188.7

Inventories	38.0	46.1	91.5	—	175.6

Prepaid expenses and other	0.9	4.0	21.9	(17.4)	9.4

Total current assets	79.8	54.4	282.8	(17.4)	399.6

Net property, plant and equipment	158.3	339.1	681.0	—	1,178.4

Goodwill and other assets	1,464.0	304.8	694.3	(1,264.3)	1,198.8

Total assets	$1,702.1	$698.3	$1,658.1	$(1,281.7)	$2,776.8

Bank borrowings	$—	$—	$73.6	$—	$73.6

Current portion of long-term debt	57.9	—	11.7	—	69.6

Accounts payable and accrued liabilities	126.9	154.1	326.1	(23.2)	583.9

Total current liabilities	184.8	154.1	411.4	(23.2)	727.1

Long-term debt, net of current portion	1,289.2	—	95.4	—	1,384.6

Deferred income taxes	18.5	28.5	68.6	—	115.6

Pension and other long-term liabilities	80.3	57.1	181.4	(2.5)	316.3

Minority interest	—	—	14.3	—	14.3

Parent loans	(61.9)	225.2	(166.7)	3.4	—

Total liabilities	1,510.9	464.9	604.4	(22.3)	2,557.9

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	251.9	108.7	1,005.9	(1,129.4)	237.1

Retained earnings (accumulated deficit)	(61.1)	124.7	124.4	(130.0)	58.0

Accumulated other comprehensive income (loss)	0.1	—	(76.6)	—	(76.5)

Total stockholders’ equity	191.2	233.4	1,053.7	(1,259.4)	218.9

Total liabilities and stockholder’s equity	$1,702.1	$698.3	$1,658.1	$(1,281.7)	$2,776.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$23.3	$0.1	$27.9	$—	$51.3

Receivables	42.9	26.0	112.7	—	181.6

Inventories	33.1	49.8	83.7	—	166.6

Prepaid expenses and other	1.6	2.9	19.9	(1.6)	22.8

Total current assets	100.9	78.8	244.2	(1.6)	422.3

Net property, plant and equipment	148.1	313.9	416.0	—	878.0

Goodwill and other assets	799.1	309.2	363.4	(661.1)	810.6

Total assets	$1,048.1	$701.9	$1,023.6	$(662.7)	$2,110.9

Bank borrowings	$2.6	$—	$42.2	$—	$44.8

Current portion of long-term debt	0.2	—	12.1	—	12.3

Accounts payable and accrued liabilities	87.5	159.1	211.2	(1.1)	456.7

Total current liabilities	90.3	159.1	265.5	(1.1)	513.8

Long-term debt, net of current portion	900.8	—	75.3	—	976.1

Deferred income taxes	(5.1)	13.0	50.5	—	58.4

Pension and other long-term liabilities	83.1	79.4	169.1	(2.5)	329.1

Minority interest	—	0.4	12.2	—	12.6

Parent loans	(191.5)	228.7	(33.9)	(3.3)	—

Total liabilities	877.6	480.6	538.7	(6.9)	1,890.0

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	251.7	108.7	293.4	(417.0)	236.8

Retained earnings (accumulated deficit)	(59.4)	112.6	178.5	(238.8)	(7.1)

Accumulated other comprehensive income (loss)	(22.1)	—	13.0	—	(9.1)

Total stockholders’ equity	170.5	221.3	484.9	(655.8)	220.9

Total liabilities and stockholders’ equity	$1,048.1	$701.9	$1,023.6	$(662.7)	$2,110.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended January 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$329.2	$733.9	$1,247.4	$(14.1)	$2,296.4

Cost of goods sold	274.7	618.7	1,009.9	(14.1)	1,889.2

Gross profit	54.5	115.2	237.5	—	407.2

Marketing, general and administration	2.0	23.2	67.2	—	92.4

Engineering and product development	3.6	5.9	11.1	—	20.6

Amortization of intangibles	1.0	8.2	19.5	—	28.7

Equity in earnings of unconsolidated subsidiaries	(0.6)	—	(0.6)	—	(1.2)

Other income, net	(3.4)	(1.6)	(1.0)	—	(6.0)

Earnings from operations	51.9	79.5	141.3	—	272.7

Interest expense, net	24.6	56.0	72.7	—	153.3

Earnings before taxes on income, and minority interest	27.3	23.5	68.6	—	119.4

Income tax provision	29.0	11.2	11.1	—	51.3

Earnings before minority interest	(1.7)	12.3	57.5	—	68.1

Minority interest	—	0.2	2.8	—	3.0

Net income (loss)	$(1.7)	$12.1	$54.7	$—	$65.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended January 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$291.1	$677.8	$715.6	$(11.6)	$1,672.9

Cost of goods sold	253.7	565.2	575.8	(11.6)	1,383.1

Gross profit	37.4	112.6	139.8	—	289.8

Marketing, general and administration	9.2	20.6	41.2	—	71.0

Engineering and product development	2.6	5.6	12.0	—	20.2

Amortization of intangibles	1.5	8.3	6.8	—	16.6

Equity in earnings of unconsolidated subsidiaries	(0.4)	—	(0.2)	—	(0.6)

Other income, net	(0.7)	(0.2)	(4.5)	—	(5.4)

Earnings from operations	25.2	78.3	84.5	—	188.0

Interest expense, net	37.1	48.0	9.8	—	94.9

Earnings before taxes on income, minority interest, and extraordinary loss	(11.9)	30.3	74.7	—	93.1

Income tax provision	11.9	11.8	15.4	—	39.1

Earnings (loss) before minority interest and extraordinary loss	(23.8)	18.5	59.3	—	54.0

Minority interest	—	0.2	1.8	—	2.0

Earnings (loss) before extraordinary loss	(23.8)	18.3	57.5	—	52.0

Extraordinary loss, net of tax	8.3	—	—	—	8.3

Net income (loss)	$(32.1)	$18.3	$57.5	$—	$43.7

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended January 31, 1998

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$354.6	$546.4	$370.0	$(1.2)	$1,269.8

Cost of goods sold	288.1	463.5	303.3	(1.2)	1,053.7

Gross profit	66.5	82.9	66.7	—	216.1

Marketing, general and administration	11.5	21.0	20.0	—	52.5

Engineering and product development	1.4	6.1	4.2	—	11.7

Amortization of intangibles	1.6	7.9	3.2	—	12.7

Equity in loss of unconsolidated subsidiaries	5.1	—	(0.6)	—	4.5

Other (income) expense, net	(10.5)	3.9	(4.2)	—	(10.8)

Earnings from operations	57.4	44.0	44.1	—	145.5

Interest expense, net	43.3	41.6	5.5	—	90.4

Equity in earnings of consolidated subsidiaries	(5.0)	—	—	5.0	—

Earnings before taxes on income and minority interest	19.1	2.4	38.6	(5.0)	55.1

Income tax provision	5.2	4.1	13.9	—	23.2

Earnings before minority interest	13.9	(1.7)	24.7	(5.0)	31.9

Minority interest	—	—	0.4	0.1	0.5

Net income (loss)	$13.9	$(1.7)	$24.3	$(5.1)	$31.4

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

As of January 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(2.6)	$61.8	$191.7	$—	$250.9

Cash flows from investing activities:

Purchase of property, plant and equipment	(22.7)	(50.0)	(123.6)	—	(196.3)

Tooling expenditures	(6.5)	—	—	—	(6.5)

Purchase of businesses, net of cash acquired	(615.2)	(0.5)	(14.6)	—	(630.3)

Proceeds from disposal of assets/ business	—	2.6	36.4	—	39.0

Other, net	(16.0)	(10.4)	(9.0)	—	(35.4)

Cash used in investing activities	(660.4)	(58.3)	(110.8)	—	(829.5)

Cash flows from financing activities:

Net change in bank borrowings and revolver	(2.7)	—	17.9	—	15.2

Stock options exercised	0.2	—	—	—	0.2

Fees paid to issue long term debt	(16.5)	—	—	—	(16.5)

Proceeds from issuance of long term debt	446.2	—	23.2	—	469.4

Net proceeds from accounts receivable securitization	89.6	—	—	—	89.6

Cash provided by financing activities	516.8	—	41.1	—	557.9

Increase (decrease) in parent loans and advances	129.7	(3.5)	(126.2)	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(4.7)	—	(4.7)

Net increase in cash and cash equivalents	(16.5)	—	(8.9)	—	(25.4)

Cash and cash equivalents at beginning of year	23.3	0.1	27.9	—	51.3

Cash and cash equivalents at end of year	$6.8	$0.1	$19.0	$—	$25.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

As of January 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(71.8)	$79.7	$170.4		$178.3

Cash flows from investing activities:

Purchase of property, plant and equipment	(18.7)	(69.0)	(46.6)	—	(134.3)

Tooling expenditures	(15.1)	—	(6.2)	—	(21.3)

Purchase of businesses, net of cash acquired	(8.8)	—	(70.5)	—	(79.3)

Other, net	(9.5)	14.9	(37.3)	—	(31.9)

Cash used in investing activities	(52.1)	(54.1)	(160.6)	—	(266.8)

Cash flows from financing activities:

Net change in bank borrowings and revolver	6.6	(34.5)	28.0	—	0.1

Proceeds from issuance of long term debt	250.0	—	—	—	250.0

Proceeds from the sale of common stock	1.7	—	—	—	1.7

Fees paid to issue long term debt	(6.4)	—	—	—	(6.4)

Repayment of long term debt	(200.5)	—	—	—	(200.5)

Net proceeds from accounts receivable securitization	73.5	—	—	—	73.5

Cash provided by (used in) financing activities	124.9	(34.5)	28.0	—	118.4

Increase (decrease) in parent loans and advances	17.7	8.9	(26.6)	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(1.7)	—	(1.7)

Net increase in cash and cash equivalents	18.7	—	9.5	—	28.2

Cash and cash equivalents at beginning of year	4.6	0.1	18.4	—	23.1

Cash and cash equivalents at end of year	$23.3	$0.1	$27.9		$51.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2000, 1999 and 1998

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

As of January 31, 1998

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(12.2)	$38.5	$80.7	$(5.1)	$101.9

Cash flows from investing activities:

Purchase of property, plant and equipment	(30.0)	(30.9)	(30.0)	—	(90.9)

Tooling expenditures	(8.8)	—	—	—	(8.8)

Purchase of businesses, net of cash	(228.0)	—	—	—	(228.0)

Other, net	22.7	(18.6)	(10.5)	—	(6.4)

Cash used in investing activities	(244.1)	(49.5)	(40.5)	—	(334.1)

Cash flows from financing activities:

Net change in bank borrowings and revolver	(339.2)	—	(14.3)	—	(353.5)

Proceeds from issuance of long term debt	500.0	—	—	—	500.0

Proceeds from the sale of common stock	77.1	—	—	—	77.1

Fees paid to issue long term debt	(17.0)	—	—	—	(17.0)

Cash provided by (used in) financing activities	220.9	—	(14.3)	—	206.6

Increase (decrease) in parent loans and advances	(1.2)	11.7	(15.6)	5.1	—

Effect of exchange rates of cash and cash equivalents	—	—	1.2	—	1.2

Net increase (decrease) in cash and cash equivalents	(36.6)	0.7	11.5	—	(24.4)

Cash and cash equivalents at beginning of period	41.2	(0.6)	6.9	—	47.5

Cash and cash equivalents at end of period	$4.6	$0.1	$18.4	$—	$23.1

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

      Management is further responsible for maintaining a system of internal accounting controls, designed to provide reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are carefully followed. From a stockholder’s point of view, perhaps the most important feature in the system of control is that it is continually reviewed for its effectiveness, the careful selection and training of qualified personnel, and a program of internal audit. KPMG LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of Hayes Lemmerz International, Inc. and its subsidiaries and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards which includes reviews of various aspects of the control system and makes test checks of compliance.

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

      It is management’s conclusion that the system of internal accounting controls at January 31, 2000 provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, KPMG LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.

/s/  R. CUCUZ

Chief Executive Officer
/s/  W.D. SHOVERS
Chief Financial Officer

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		End of
Description	Of Year	Expenses	Deductions	Year

Year ended January 31, 1998

Allowance for doubtful accounts	$2.2	2.1	—	$4.3
Year ended January 31, 1999

Allowance for doubtful accounts	$4.3	0.8	(1.1)	$4.0
Year ended January 31, 2000

Allowance for doubtful accounts	$4.0	2.3	—	$6.3

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Hayes Lemmerz International, Inc.:

      Under date of February 24, 2000, we reported on the consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2000, which are included in the annual report on Form 10-K of Hayes Lemmerz International, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

[KPMG LLP LOGO]

Detroit, Michigan

February 24, 2000

EXHIBIT INDEX

(D)	2.1	Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and MWC Holdings, Inc. (“Holdings”).
(G)	2.2	Purchase Agreement, dated as of June 6, 1997, among the Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and the shareholders of Lemmerz Holding GmbH
(L)	2.3	Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL — CMI Holding Co., CMI International, Inc. and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust Agreement dated December 2, 1981, as amended and restated.
(E)	3.1	Restated Certificate of Incorporation of the Company and Certificate of Correction thereof.
(E)	3.2	Amended and Restated By-Laws of the Company.
(E)	3.3	Certificate of Merger of Holdings into the Company, filed with the Secretary of State of Delaware on July 2, 1996.
(J)	3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
(A)	4.1	Reference is made to Exhibits 3.1 and 3.2.
(D)	4.6	Form of Subscription Agreement between the Company and the New Investors.
(H)	4.7	Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.8	Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp., Merrill Lynch Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co. Inc. and Salomon Brothers Inc.
(I)	4.9	Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.10	Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp. and Merrill Lynch Pierce Fenner & Smith Incorporated.
(M)	4.11	Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and The Bank of New York, a New York banking corporation, as Trustee.
(M)	4.12	Registration Rights Agreement, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchasers.
(A)	10.2	Tax Sharing Agreement among the Company, Kelsey-Hayes Company and K-H.
(B)	10.3	Conveyance and Transfer Agreement, dated as of December 15, 1992, between the Company and Kelsey-Hayes Company.
(A)	10.5	Michigan Workers’ Compensation Claims Payment Guarantee between the Company and Kelsey-Hayes Company.
(A)	10.6*	1992 Incentive Stock Option Plan.
(A)	10.7*	Long-Term Savings Plan.
(A)	10.8	Non-competition Agreement between the Company and Varity Corporation.
(A)	10.9*	Employment Agreement, dated February 1, 1993, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(C)	10.13	Project Funds Agreement, dated November 12, 1993, between Hayes Wheels Autokola NH, a.s. (“Autokola”), the Company and International Finance Corporation (“IFC”).
(C)	10.14	Fee Clawback Agreement, dated November 12, 1993, between Autokola, the Company and IFC.

(C)	10.15		Subordination Agreement, dated November 12, 1993, between Autokola, Nova Hut a.s., the Company and IFC.
(C)	10.16		Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(A)	10.17	*	Employee Benefits Agreement.
(E)	10.22		Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit B to the Stockholders’ Agreement filed as Exhibit 2.2).
(F)	10.23	*	First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(G)	10.24		Consulting Agreement, dated as of June 6, 1997, between the Company and H.K.L., L.L.C.
(G)	10.25		Consulting Agreement, dated as of June 6, 1997, between the Company and Horst Kukwa-Lemmerz
(H)	10.26		Amended and Restated Stockholders’ Agreement, dated as of June 30, 1997, among the Company, Joseph Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and TSG Capital Fund II, L.P. and the shareholders of Lemmerz Holding GmbH.
(K)	10.28	*	Managing Director’s Service Agreement, dated September 25, 1997, between Hayes Lemmerz Holding GmbH and Klaus Junger.
(M)	10.29		Third Amended and Restated Credit Agreement, dated as of February 3, 1999, among the Company, as Borrower, the several banks and other financial institutions from time to time Parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
(N)	12		Computation of Ratios.
(N)	21		Subsidiaries of the Company.
(N)	23		Consent of KPMG LLP.
(N)	24		Powers of Attorney.
(N)	27		Financial Data Schedule.

LEGEND FOR EXHIBITS

(A)	Incorporated by reference from the Company’s Registration Statement No. 33-53780 on Form S-l, filed with the SEC on October 27, 1992, as amended.

(B)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal Year Ended January 31, 1993, filed with the SEC.

(C)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(D)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(E)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(F)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1997, filed with the SEC.

(G)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.

(H)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(I)	Incorporated by reference from the Company’s Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(J)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(K)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998, filed with the SEC.

(L)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(M)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(N) Filed herewith.

*	Denotes a compensatory plan, contract or arrangement.

      The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.