Form 10-Q
period 2000-04-30
HAYES LEMMERZ INTERNATIONAL INC
filed 2000-06-14
CIK 893670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No.[   ]

The number of shares of common stock outstanding as of June 14, 2000, was 30,356,945 shares.

HAYES LEMMERZ INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

      UNLESS OTHERWISE INDICATED, REFERENCES TO THE “COMPANY” MEAN HAYES LEMMERZ INTERNATIONAL, INC., AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY’S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 2000 MEANS THE PERIOD BEGINNING FEBRUARY 1, 2000, AND ENDING JANUARY 31, 2001). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY’S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY’S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY’S FINANCIAL STRUCTURE AND THE COMPANY’S COST OF CAPITAL AND BORROWED MONEY; AND (5) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations

(Millions of dollars, except share amounts)
(Unaudited)

	Three Months Ended
	April 30,

	2000	1999

Net sales	$594.8	$587.9

Cost of goods sold	492.9	481.8

Gross profit	101.9	106.1

Marketing, general and administration	24.5	24.5

Engineering and product development	6.2	6.2

Amortization of intangibles	7.2	7.0

Other income	(2.4)	(0.7)

Equity in losses (earnings) of unconsolidated subsidiaries	(1.1)	0.3

Earnings from operations	67.5	68.8

Interest expense, net	(38.8)	(39.5)

Earnings before taxes on income and minority interest	28.7	29.3

Income tax provision	12.1	12.6

Earnings before minority interest	16.6	16.7

Minority interest	0.9	0.4

Net Income	$15.7	$16.3

Per share information:

Basic net income per share	$0.52	$0.54

Basic average shares outstanding (in thousands)	30,356	30,324

Diluted net income per share	$0.51	$0.51

Diluted average shares outstanding (in thousands)	30,876	31,710

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Millions of Dollars)
(Unaudited)

	Apr. 30,	Jan. 31,
	2000	2000

ASSETS

Current assets:

Cash and cash equivalents	$40.4	$25.9

Receivables net of allowance of $6.3 million at April 30, 2000 and January 31, 2000	212.9	188.7

Inventory	190.6	175.6

Prepaid expenses and other	11.8	9.4

Total current assets	455.7	399.6

Net property, plant and equipment	1,172.2	1,178.4

Goodwill and other assets	1,174.0	1,198.8

Total assets	$2,801.9	$2,776.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Bank borrowings	$87.3	$73.6

Current portion of long-term debt	61.5	69.6

Accounts payable and accrued liabilities	464.2	583.9

Total current liabilities	613.0	727.1

Long-term debt	1,532.0	1,384.6

Pension and other long-term liabilities	306.5	316.3

Deferred income taxes	114.4	115.6

Minority interest	13.7	14.3

Total liabilities	2,579.6	2,557.9

Commitments and Contingencies:

Stockholders’ equity :

Preferred stock, 25,000,000 shares authorized, none issued or outstanding Common stock, par value $0.01 per share:

Voting — authorized 99,000,000 shares; issued and outstanding 27,707,919 at April 30, 2000 and 27,705,019 at January 31, 2000	0.3	0.3

Nonvoting — authorized 5,000,000 shares; issued and outstanding, 2,649,026 at April 30, 2000 and January 31, 2000	—	—

Additional paid in capital	237.1	237.1

Retained earnings	73.8	58.0

Accumulated other comprehensive income (loss)	(88.9)	(76.5)

Total stockholders’ equity	222.3	218.9

Total liabilities and stockholders’ equity	$2,801.9	$2,776.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Millions of Dollars)
(Unaudited)

	Three Months Ended
	April 30,

	2000	1999

Cash flows from operating activities:

Net income	$15.7	$16.3

Adjustments to reconcile net income to net cash used for operating activities:

Depreciation and tooling amortization	29.4	27.8

Amortization of intangibles	7.2	6.9

Amortization of deferred financing fees	1.6	2.5

Increase in deferred taxes	1.3	8.7

Equity in losses (earnings) of unconsolidated subsidiaries	(1.1)	0.3

Changes in operating assets and liabilities that increase (decrease) cash flows:

Receivables	(37.7)	(72.6)

Inventories	(17.7)	(1.1)

Prepaid expenses and other	(2.6)	10.4

Accounts payable and accrued liabilities	(112.0)	(20.7)

Other long-term liabilities	(3.7)	(17.8)

Cash used for operating activities	(119.6)	(39.3)

Cash flows from investing activities:

Acquisition of property, plant and equipment	(41.9)	(26.2)

Tooling expenditures	—	(4.8)

Purchase of businesses, net of cash received	—	(605.0)

Other, net	2.7	(5.9)

Cash used for investing activities	(39.2)	(641.9)

Cash flows from financing activities:

Increase in bank borrowings and revolver	159.9	703.0

Proceeds from accounts receivable securitization	12.0	46.6

Fees paid to issue long term debt	—	(15.0)

Cash provided by financing activities	171.9	734.6

Effect of exchange rate changes on cash and cash equivalents	1.4	3.0

Increase in cash and cash equivalents	14.5	56.4

Cash and cash equivalents at beginning of year	25.9	51.3

Cash and cash equivalents at end of period	$40.4	$107.7

Supplemental data:

Cash paid for interest	$22.8	$5.5

Cash paid for income taxes	$1.0	$2.7

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended April 30, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(1) Basis of Presentation

      The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 2000 and January 31, 2000, and the results of its operations for the three months ended April 30, 2000, and 1999 and cash flows for the three months ended April 30, 2000, and 1999. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2) Summary of New Accounting Pronouncements

      In September 1999, the Emerging Issues Task Force reached a consensus for Issue 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” This consensus may be applied on a prospective basis for costs incurred after December 31, 1999, or as a cumulative effect adjustment as of the beginning of the current fiscal year. Adoption of this consensus did not have a material impact on the financial statements.

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

(3) Inventories

      The major classes of inventory are as follows:

	April 30,	January 31,
	2000	2000

Raw materials	$76.0	$62.3

Work-in-process	55.2	55.9

Finished goods	59.4	57.4

Total	$190.6	$175.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three Months Ended April 30, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(4) Property, plant and equipment

      The major classes of property, plant and equipment are as follows:

	April 30,	January 31,
	2000	2000

Land	$30.3	$30.1

Buildings	263.5	265.5

Machinery and equipment	1,156.1	1,151.6

	1,449.9	1,447.2

Accumulated depreciation	(277.7)	(268.8)

Net property, plant and equipment	$1,172.2	$1,178.4

(5) Earnings per share

      SFAS No. 128, “Earnings per Share” (“EPS”), requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is computed using only the weighted average shares outstanding, while diluted EPS is computed considering the dilutive effect of options and warrants.

      Shares outstanding for the three months ended April 30, 2000 and 1999, were as follows (in thousands):

	2000	1999

Basic weighted average shares outstanding	30,356	30,324

Dilutive effect of options and warrants	520	1,386

Diluted weighted average shares outstanding	30,876	31,710

(6)Comprehensive Income (Loss)

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss). Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income (loss).

      The components of comprehensive income (loss) for the three months ended April 30, 2000 and 1999 are as follows:

	2000	1999

Net Income	$15.7	$16.3

Cumulative translation adjustments	(12.4)	(44.2)

Total comprehensive income (loss)	$3.3	$(27.9)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three Months Ended April 30, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(7) Commitments and Contingencies

      The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

(8) Segment Reporting

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

      The following table represents revenues and other financial information by business segment for the three months ended April 30:

	Revenue		Net Income		Total Assets

	2000	1999	2000	1999	2000	1999

Automotive wheels	$364.0	$338.9	$13.8	$13.2	$1,497.8	$1,998.3

Cast components	183.8	191.3	1.8	3.2	1,002.3	908.7

Other	47.0	57.7	0.1	(0.1)	301.8	(113.9)

Total	$594.8	$587.9	$15.7	$16.3	$2,801.9	$2,793.1

(9) Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

(10) Guarantor and Nonguarantor Financial Statements

      The Company's senior subordinated notes are guaranteed by certain of the Company's domestic subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries (the "Non-Guarantor Subsidiaries") do not guarantee the senior subordinated notes.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three Months Ended April 30, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10) Guarantor and Nonguarantor Financial Statements — Cont’d.

      The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of April 30, 2000, and January 31, 2000, and for the three-month periods ended April 30, 2000, and 1999, of (a) Hayes Lemmerz International, Inc., the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three Months Ended April 30, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10) Guarantor and Nonguarantor Financial Statements — Cont’d.

Hayes Lemmerz International, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended April 30, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$92.0	$188.5	$319.5	$(5.2)	$594.8

Cost of goods sold	73.8	160.3	264.0	(5.2)	492.9

Gross profit	18.2	28.2	55.5	—	101.9

Marketing, general and
administration	2.1	6.0	16.4	—	24.5

Engineering and product
development	1.7	1.9	2.6	—	6.2

Amortization of intangibles	0.4	2.0	4.8	—	7.2

Equity in earnings of
unconsolidated subsidiaries	(1.0)	(0.1)	—	—	(1.1)

Other expense (income), net	0.0	0.1	(2.5)	—	(2.4)

Earnings from operations	15.0	18.3	34.2	—	67.5

Interest expense, net	5.9	14.5	18.4	—	38.8

Earnings before taxes on income,
and minority interest	9.1	3.8	15.8	—	28.7

Income tax provision	1.9	3.2	7.0	—	12.1

Earnings before minority interest	7.2	0.6	8.8	—	16.6

Minority interest	0.0	0.0	0.9	—	0.9

Net income	$7.2	$0.6	$7.9	—	$15.7

Hayes Lemmerz International, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three months ended April 30, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$89.4	$191.0	$311.2	$(3.7)	$587.9

Cost of goods sold	74.9	157.5	253.1	(3.7)	481.8

Gross profit	14.5	33.5	58.1	—	106.1

Marketing, general and
administration	1.4	5.9	17.2	—	24.5

Engineering and product
development	1.9	1.7	2.6	—	6.2

Amortization of intangibles	0.4	2.1	4.5	—	7.0

Equity in losses of unconsolidated
subsidiaries	0.3	—	—	—	0.3

Other income, net	(0.2)	—	(0.5)	—	(0.7)

Earnings from operations	10.7	23.8	34.3	—	68.8

Interest expense, net	8.1	13.6	17.8	—	39.5

Earnings before taxes on income
and minority interest	2.6	10.2	16.5	—	29.3

Income tax provision (benefit)	(0.4)	4.0	9.0	—	12.6

Earnings before minority interest	3.0	6.2	7.5	—	16.7

Minority interest	—	—	0.4	—	0.4

Net Income	$3.0	$6.2	$7.1	—	$16.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three Months Ended April 30, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10) Guarantor and Nonguarantor Financial Statements — Cont’d.

Hayes Lemmerz International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of April 30, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$(2.3)	$0.2	$42.5	$—	$40.4

Receivables	34.5	10.8	167.6	—	212.9

Inventories	36.2	51.6	102.8	—	190.6

Prepaid expenses and other	2.3	4.7	16.2	(11.4)	11.8

Total current assets	70.7	67.3	329.1	(11.4)	455.7

Net property, plant and equipment	170.1	337.5	664.6	—	1,172.2

Goodwill and other assets	1,480.9	302.9	698.0	(1,307.8)	1,174.0

Total assets	$1,721.7	$707.7	$1,691.7	$(1,319.2)	$2,801.9

Bank borrowings	$2.9	$—	$84.4	$—	$87.3

Current portion of long-term debt	51.0	—	10.5	—	61.5

Accounts payable and accrued liabilities	99.3	85.1	286.9	(7.1)	464.2

Total current liabilities	153.2	85.1	381.8	(7.1)	613.0

Long-term debt, net of current portion	1,430.7	—	101.3	—	1,532.0

Deferred income taxes	20.8	28.5	65.1	—	114.4

Pension and other long-term liabilities	86.6	57.0	162.9	—	306.5

Minority interest	—	—	13.7	—	13.7

Parent loans	(172.5)	303.1	(77.9)	(52.7)	(0.0)

Total liabilities	1,518.8	473.7	646.9	(59.8)	2,579.6

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	251.9	108.7	1,005.9	(1,129.4)	237.1

Retained earnings (accumulated deficit)	(53.9)	125.3	132.4	(130.0)	73.8

Accumulated other comprehensive income (loss)	4.6	—	(93.5)	—	(88.9)

Total stockholders’ equity	202.9	234.0	1,044.8	(1,259.4)	222.3

Total liabilities and stockholder’s equity	$1,721.7	$707.7	$1,691.7	$(1,319.2)	$2,801.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three Months Ended April 30, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10) Guarantor and Nonguarantor Financial Statements — Cont’d.

Hayes Lemmerz International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three Months Ended April 30, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10) Guarantor and Nonguarantor Financial Statements — Cont’d.

Hayes Lemmerz International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the three months ended April 30, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows used in operating activities	$(19.6)	$(71.6)	$(28.4)	$—	$(119.6)

Cash flows from investing activities:

Acquisition of property, plant and equipment	(14.7)	(5.8)	(21.4)	—	(41.9)

Acquisition of tooling	—	—	—	—	—

Purchase of businesses, net of cash	—	—	—	—	—

Proceeds from disposal of assets/business	—	—	—	—	—

Other, net	(13.7)	(0.3)	16.7	—	2.7

Cash used in investing activities	(28.4)	(6.1)	(4.7)	—	(39.2)

Cash flows from financing activities:

Net change in bank borrowings and revolver	137.5	—	22.4	—	159.9

Fees paid to issue long term debt	—	—	—	—	—

Stock options exercised	—	—	—	—	—

Net proceeds from accounts receivable securitization	12.0	—	—	—	12.0

Cash provided by financing activities	149.5	—	22.4	—	171.9

Increase (decrease) in parent loans and advances	(110.6)	77.8	32.8	—	—

Effect of exchange rates of cash and cash equivalents	—	—	1.4	—	1.4

Net increase (decrease) in cash and cash equivalents	(9.1)	0.1	23.5	—	14.5

Cash and cash equivalents at beginning of period	6.8	0.1	19.0	—	25.9

Cash and cash equivalents at end of period	$(2.3)	$0.2	$42.5	$—	$40.4

Hayes Lemmerz International, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the three months ended April 30, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$21.5	$(16.6)	$(44.2)	$—	$(39.3)

Cash flows from investing activities:

Acquisition of property, plant and equipment	(0.8)	(13.2)	(12.2)	—	(26.2)

Acquisition of tooling	(4.8)	—	—	—	(4.8)

Purchase of businesses, net of cash received	(605.0)	—	—	—	(605.0)

Other, net	(6.2)	4.5	(4.2)	—	(5.9)

Cash used in investing activities	(616.8)	(8.7)	(16.4)	—	(641.9)

Cash flows from financing activities:

Net change in bank borrowings and revolver	661.3	—	41.7	—	703.0

Fees paid to issue debt	(15.0)	—	—	—	(15.0)

Net proceeds from accounts receivable securitization	46.6	—	—	—	46.6

Cash provided by financing activities	692.9	—	41.7	—	734.6

Increase (decrease) in parent loans and advances	(37.9)	25.2	12.7	—	—

Effect of exchange rates of cash and cash equivalents	—	—	3.0	—	3.0

Net increase (decrease) in cash and cash equivalents	59.7	(0.1)	(3.2)	—	56.4

Cash and cash equivalents at beginning of period	23.3	0.1	27.9	—	51.3

Cash and cash equivalents at end of period	$83.0	$—	$24.7	$—	$107.7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

      The Company’s net sales for the first quarter of fiscal 2000 were $594.8 million, an increase of 1.2% as compared to net sales of $587.9 million for the first quarter of fiscal 1999. Higher OEM sales in North America and Europe were offset by lower sales in the North American Commercial Highway business due to softening market conditions. Additionally, sales were negatively impacted due to the Euro weakening against the Dollar by approximately 11% in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

      The Company’s gross profit margin for the first quarter of fiscal 2000 decreased to $101.9 million or 17.1% of net sales as compared to $106.1 million or 18.0% of net sales for the first quarter of fiscal 1999. The Company’s first quarter gross profit margin was negatively impacted by the reduction in the North American Commercial Highway sales.

      Marketing, general and administrative, engineering and product development and amortization of intangible expenses for the first quarter of fiscal 2000 were consistent with the first quarter of fiscal 1999.

      Equity in losses (earnings) of unconsolidated subsidiaries increased $1.4 million to $1.1 million of earnings for the first quarter of fiscal 2000 as compared to $0.3 million of losses for the same period in fiscal 1999. The majority of this increase was due to improved results in the Company’s Mexico joint venture, which is a 40% owned joint venture producing both steel and aluminum wheels for the light vehicle market in North America.

Financial Condition, Liquidity and Capital Resources

      The Company’s operations used $119.6 million in cash in the first quarter of fiscal 2000, an increase of $80.3 million over the same period of fiscal 1999. This increase was due to timing of working capital requirements.

      Capital expenditures for the first quarter of fiscal 2000 were $41.9 million. These expenditures were primarily for additional machinery and equipment to improve productivity, to increase production capacity and to meet expected requirements for our products. The Company anticipates capital expenditures for fiscal 2000 will be approximately $200 million relating primarily to new vehicle platforms, capacity increases worldwide to meet the growing demand for the Company's products and cost reduction programs.

      On February 3, 1999, the Company entered into a third amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”). Pursuant to the Third Amended and Restated Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. Such term loan and revolving facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of the Company's existing and future foreign subsidiaries. As of April 30, 2000 there was $430 million outstanding under the term loan facilities and $467 million available under the revolving facility.

      In April 1998, the Company entered into a three-year agreement pursuant to which the Company and certain of its subsidiaries sold, and will continue to sell on an ongoing basis, a portion of their accounts receivables to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and will transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and will sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has collection and administrative responsibilities with respect to all the receivables, which are sold.

      At April 30, 2000, management believes that the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending April 30, 2001.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

      For the period ended April 30, 2000, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2000.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

27	Financial Data Schedule

(b) Reports on Form 8-K

During the fiscal quarter ended April 30, 2000, the Company filed a Current Report on Form 8-K with the SEC on April 18, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

June 14, 2000	By: /s/ D. N. Vermilya

D. N. Vermilya

Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

SEQUENTIALLY
EXHIBIT		NUMBERED
NUMBER	DESCRIPTION	PAGE

27	Financial Data Schedule