Form 10-K405/A
period 2000-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2000-06-28
CIK 893670

________________________________________________________________________________

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

      The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 31, 2000, as follows:

      Item 14 of the report is amended by adding the following exhibits to Section (a) 3 of Item 14:

1.	Exhibit 28: Annual Report on Form 11-K with respect to the Registrant’s Retirement Savings Plan for the year ended December 31, 1999.

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

      3.  Exhibits

(D)	2.1	Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and MWC Holdings, Inc. (“Holdings”).
(G)	2.2	Purchase Agreement, dated as of June 6, 1997, among the Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and the shareholders of Lemmerz Holding GmbH.
(L)	2.3	Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL — CMI Holding Co., CMI International, Inc. and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust Agreement dated December 2, 1981, as amended and restated.
(E)	3.1	Restated Certificate of Incorporation of the Company and Certificate of Correction thereof.
(E)	3.2	Amended and Restated By-Laws of the Company.
(E)	3.3	Certificate of Merger of Holdings into the Company, filed with the Secretary of State of Delaware on July 2, 1996.
(J)	3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
(A)	4.1	Reference is made to Exhibits 3.1 and 3.2.
(D)	4.6	Form of Subscription Agreement between the Company and the New Investors.
(H)	4.7	Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.

(I)	4.8		Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp., Merrill Lynch Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co. Inc. and Salomon Brothers Inc.
(I)	4.9		Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.10		Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp. and Merrill Lynch Pierce Fenner & Smith Incorporated.
(M)	4.11		Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and The Bank of New York, a New York banking corporation, as Trustee.
(M)	4.12		Registration Rights Agreement, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchasers.
(A)	10.2		Tax Sharing Agreement among the Company, Kelsey-Hayes Company and K-H.
(B)	10.3		Conveyance and Transfer Agreement, dated as of December 15, 1992, between the Company and Kelsey-Hayes Company.
(A)	10.5		Michigan Workers’ Compensation Claims Payment Guarantee between the Company and Kelsey-Hayes Company.
(A)	10.6*		1992 Incentive Stock Option Plan.
(A)	10.7*		Long-Term Savings Plan.
(A)	10.8		Non-competition Agreement between the Company and Varity Corporation.
(A)	10.9*		Employment Agreement, dated February 1, 1993, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(C)	10.13		Project Funds Agreement, dated November 12, 1993, between Hayes Wheels Autokola NH, a.s. (“Autokola”), the Company and International Finance Corporation (“IFC”).
(C)	10.14		Fee Clawback Agreement, dated November 12, 1993, between Autokola, the Company and IFC.
(C)	10.15		Subordination Agreement, dated November 12, 1993, between Autokola, Nova Hut a.s., the Company and IFC.
(C)	10.16		Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(A)	10.17	*	Employee Benefits Agreement.
(E)	10.22		Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit B to the Stockholders’ Agreement filed as Exhibit 2.2).
(F)	10.23	*	First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(G)	10.24		Consulting Agreement, dated as of June 6, 1997, between the Company and H.K.L., L.L.C.
(G)	10.25		Consulting Agreement, dated as of June 6, 1997, between the Company and Horst Kukwa-Lemmerz.
(H)	10.26		Amended and Restated Stockholders’ Agreement, dated as of June 30, 1997, among the Company, Joseph Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and TSG Capital Fund II, L.P. and the shareholders of Lemmerz Holding GmbH.
(K)	10.28	*	Managing Director’s Service Agreement, dated September 25, 1997, between Hayes Lemmerz Holding GmbH and Klaus Junger.

(M)	10.29	Third Amended and Restated Credit Agreement, dated as of February 3, 1999, among the Company, as Borrower, the several banks and other financial institutions from time to time Parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
(N)	12	Computation of Ratios.
(N)	21	Subsidiaries of the Company.
(O)	23	Consent of KPMG LLP.
(N)	24	Powers of Attorney.
(N)	27	Financial Data Schedule.
(O)	28	Annual Report on Form 11-K with respect to the Company’s Retirement Savings Plan for the year ended December 31, 1999.

LEGEND FOR EXHIBITS

(A)	Incorporated by reference from the Company’s Registration Statement No. 33-53780 on Form S-l, filed with the SEC on October 27, 1992, as amended.

(B)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal Year Ended January 31, 1993, filed with the SEC.

(C)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(D)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(E)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(F)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1997, filed with the SEC.

(G)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.

(H)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(I)	Incorporated by reference from the Company’s Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(J)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(K)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998, filed with the SEC.

(L)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(M)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(N)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000, filed with the SEC.

(O)	Filed herewith.

*	Denotes a compensatory plan, contract or arrangement.

      The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

(b)  Reports on Form 8-K

      During the fiscal quarter ended January 31, 2000, the Company filed a Current Report on Form 8-K with the SEC dated January 9, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 2000.

HAYES LEMMERZ INTERNATIONAL, INC.

By:	/s/ WILLIAM D. SHOVERS

William D. Shovers
Vice President—Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RANKO CUCUZ Ranko Cucuz	Chairman of the Board of Directors, Chief Executive Officer and Director	June 28, 2000
/s/ WILLIAM D. SHOVERS William D. Shovers	Vice President — Finance and Chief Financial Officer	June 28, 2000
/s/ D. N. VERMILYA D. N. Vermilya	Corporate Controller and Chief Accounting Officer	June 28, 2000
/s/ CLEVELAND A. CHRISTOPHE* Cleveland A. Christophe	Director	June 28, 2000
/s/ ANTHONY GRILLO* Anthony Grillo	Director	June 28, 2000
/s/ ANDREW R. HEYER* Andrew R. Heyer	Director	June 28, 2000
/s/ HORST KUKWA-LEMMERZ* Horst Kukwa-Lemmerz	Director	June 28, 2000
/s/ PAUL S. LEVY* Paul S. Levy	Director	June 28, 2000
/s/ JEFFREY LIGHTCAP* Jeffrey Lightcap	Director	June 28, 2000
/s/ WEINARD MEILICKE* Weinard Meilicke	Director	June 28, 2000
/s/ JOHN S. RODEWIG* John S. Rodewig	Director	June 28, 2000
/s/ RAY H. WITT* Ray H. Witt	Director	June 28, 2000
/s/ DAVID YING* David Ying	Director	June 28, 2000
*By /s/ PATRICK B. CAREY Patrick B. Carey Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Title

23	Consent of KPMG LLP
28	Annual Report on Form 11-K with respect to the Registrant’s Retirement Savings Plan for the year ended December 31, 1999