Form 10-Q
period 2000-07-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2000-09-13
CIK 893670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

     The number of shares of common stock outstanding as of September 13, 2000, was 28,899,495 shares.

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

Item 1.  Financial Statements

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations
(Millions of dollars, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2000	1999	2000	1999

Net sales	$542.8	$544.4	$1,137.6	$1,132.3

Cost of goods sold	458.4	450.3	951.3	932.1

Gross profit	84.4	94.1	186.3	200.2

Marketing, general and administration	24.0	24.4	48.5	48.9

Engineering and product development	3.2	5.0	9.4	11.2

Amortization of intangibles	7.1	6.8	14.3	13.8

Other income	(2.5)	(4.1)	(4.9)	(4.8)

Equity in losses (earnings) of unconsolidated subsidiaries	0.6	(0.6)	(0.5)	(0.3)

Earnings from operations	52.0	62.6	119.5	131.4

Interest expense, net	40.0	38.5	78.8	78.0

Earnings before taxes on income and minority interest	12.0	24.1	40.7	53.4

Income tax provision	5.0	10.3	17.1	22.9

Earnings before minority interest	7.0	13.8	23.6	30.5

Minority interest	0.5	0.5	1.4	0.9

Net income	$6.5	$13.3	$22.2	$29.6

Per share information:

Basic net income per share	$0.21	$0.44	$0.73	$0.98

Basic average shares outstanding (in thousands)	30,357	30,337	30,357	30,330

Diluted net income per share	$0.21	$0.41	$0.73	$0.93

Diluted average shares outstanding (in thousands)	30,446	32,219	30,575	31,977

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Millions of Dollars)

	July 31,	January 31,
	2000	2000

	(Unaudited)

Assets

Current assets:

Cash and cash equivalents	$16.6	$25.9

Receivables (less allowance of $5.5 million at July 31, 2000 and $6.3 million at January 31, 2000)	203.8	188.7

Inventory	211.4	175.6

Prepaid expenses and other	14.1	9.4

Total current assets	445.9	399.6

Property, plant and equipment, net	1,187.4	1,178.4

Goodwill and other assets	1,181.0	1,198.8

Total assets	$2,814.3	$2,776.8

Liabilities and Stockholders’ Equity

Current liabilities:

Bank borrowings	$77.8	$73.6

Current portion of long-term debt	70.0	69.6

Accounts payable and accrued liabilities	469.0	583.9

Total current liabilities	616.8	727.1

Long-term debt	1,539.3	1,384.6

Pension and other long-term liabilities	288.9	316.3

Deferred income taxes	115.0	115.6

Minority interest	8.0	14.3

Total liabilities	2,568.0	2,557.9
Commitments and Contingencies

Stockholders’ equity:

Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.01 per share:

Voting — authorized 99,000,000 shares; issued and outstanding 27,707,919 at July 31, 2000 and 27,705,019 at January 31, 2000	0.3	0.3

Nonvoting — authorized 5,000,000 shares; issued and outstanding, 2,649,026 at July 31, 2000 and January 31, 2000	—	—

Additional paid in capital	237.1	237.1

Retained earnings	80.3	58.0

Accumulated other comprehensive loss	(71.4)	(76.5)

Total stockholders’ equity	246.3	218.9

Total liabilities and stockholders’ equity	$2,814.3	$2,776.8

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)
(Millions of Dollars)

	Six Months Ended
	July 31,

	2000	1999

Cash flows from operating activities:

Net income	$22.2	$29.6

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Depreciation and tooling amortization	59.1	56.4

Amortization of intangibles	14.3	13.8

Amortization of deferred financing fees	3.2	4.3

Increase in deferred taxes	2.1	12.0

Increase in minority interest	1.6	—

Equity in earnings of unconsolidated subsidiaries	(0.5)	(0.3)

Gain on disposal of assets/business	—	(8.0)

Changes in operating assets and liabilities that increase (decrease) cash flows:

Receivables	1.3	(26.6)

Inventories	(38.9)	(14.8)

Prepaid expenses and other	(4.9)	4.1

Accounts payable and accrued liabilities	(106.1)	(39.8)

Other long-term liabilities	(20.5)	(11.6)

Cash provided by (used for) operating activities	(67.1)	19.1

Cash flows from investing activities:

Acquisition of property, plant and equipment	(93.0)	(79.4)

Tooling expenditures	—	(6.2)

Purchase of businesses, net of cash received	—	(619.6)

Increased investment in majority-owned subsidiary	(7.3)	—

Proceeds from disposal of assets/business	—	40.0

Other, net	14.1	(8.1)

Cash used for investing activities	(86.2)	(673.3)

Cash flows from financing activities:

Increase in bank borrowings and revolver	167.4	585.8

Proceeds (payments) from accounts receivable securitization	(25.0)	76.8

Stock options exercised	—	0.1

Fees paid to issue long term debt	—	(15.0)

Cash provided by financing activities	142.4	647.7

Effect of exchange rate changes on cash and cash equivalents	1.6	(3.9)

Decrease in cash and cash equivalents	(9.3)	(10.4)

Cash and cash equivalents at beginning of year	25.9	51.3

Cash and cash equivalents at end of period	$16.6	$40.9

Supplemental data:

Cash paid for interest	$86.2	$66.7

Cash paid for income taxes	$5.5	$9.6

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three and Six Months Ended July 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(1)  Basis of Presentation

      The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 31, 2000 and January 31, 2000, and the results of its operations for the three and six months ended July 31, 2000, and 1999 and cash flows for the six months ended July 31, 2000, and 1999. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2)  Summary of New Accounting Pronouncements

      In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133”. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

(3)  Inventories

      The major classes of inventory are as follows:

	July 31,	January 31,
	2000	2000

Raw materials	$79.3	$62.3

Work-in-process	57.3	55.9

Finished goods	74.8	57.4

Total	$211.4	$175.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(4)  Property, plant and equipment

      The major classes of property, plant and equipment are as follows:

	July 31,	January 31,
	2000	2000

Land	$30.0	$30.1

Buildings	265.5	265.5

Machinery and equipment	1,206.4	1,151.6

	1,501.9	1,447.2

Accumulated depreciation	(314.5)	(268.8)

Net property, plant and equipment	$1,187.4	$1,178.4

(5)  Earnings per share

      SFAS No. 128, “Earnings per Share” (“EPS”), requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is computed using only the weighted average shares outstanding, while diluted EPS is computed considering the dilutive effect of options and warrants.

      Shares outstanding for the three and six months ended July 31, 2000 and 1999, were as follows:

	Three Months		Six Months
	Ended		Ended

	2000	1999	2000	1999

Weighted average shares outstanding	30,357	30,337	30,357	30,330

Dilutive effect of options and warrants	89	1,882	218	1,647

Diluted shares outstanding	30,446	32,219	30,575	31,977

(6)  Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.

      The components of comprehensive income (loss) for the six months ended July 31, 2000 and 1999 are as follows:

	2000	1999

Net Income	$22.2	$29.6

Cumulative translation adjustments	5.1	(50.2)

Total comprehensive income (loss)	$27.3	$(20.6)

(7)  Commitments and Contingencies

      The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

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

      The following table represents revenues and other financial information by business segment for the six months ended July 31:

	Revenue		Net Income		Total Assets

	2000	1999	2000	1999	2000	1999

Automotive wheels	$702.1	$648.3	$22.7	$23.8	$1,465.6	$1,401.5

Cast components	343.5	366.9	2.3	5.0	979.3	896.3

Other	92.0	117.1	(2.8)	0.8	369.4	387.8

Total	$1,137.6	$1,132.3	$22.2	$29.6	$2,814.3	$2,685.6

(9)  Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

(10)  Guarantor and Nonguarantor Financial Statements

      The Company’s senior subordinated notes are guaranteed by certain of the Company’s domestic subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the senior subordinated notes.

      The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of July 31, 2000, and January 31, 2000, and for the six-month periods ended July 31, 2000, and 1999, of (a) Hayes Lemmerz International, Inc., the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

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

Three and Six Months Ended July 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statements of Operations

For the Six Months Ended July 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$163.7	$346.8	$638.7	$(11.6)	$1,137.6

Cost of goods sold	132.5	298.7	531.7	(11.6)	951.3

Gross profit	31.2	48.1	107.0	—	186.3

Marketing, general and Administration	2.9	12.0	33.6	—	48.5

Engineering and product development	0.9	3.9	4.6	—	9.4

Amortization of intangibles	0.5	4.1	9.7	—	14.3

Other expense (income), net	(0.1)	0.2	(5.0)	—	(4.9)

Equity in earnings of unconsolidated subsidiaries	(0.3)	(0.2)	—	—	(0.5)

Earnings from operations	27.3	28.1	64.1	—	119.5

Interest expense, net	12.5	28.5	37.8	—	78.8

Earnings (loss) before taxes on income, and minority interest	14.8	(0.4)	26.3	—	40.7

Income tax provision	3.3	2.1	11.7	—	17.1

Earnings (loss) before minority interest	11.5	(2.5)	14.6	—	23.6

Minority interest	—	—	1.4	—	1.4

Net income (loss)	$11.5	$(2.5)	$13.2	$—	$22.2

Condensed Consolidating Statements of Operations

For the Six Months Ended July 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$165.6	$359.4	$608.8	$(1.5)	$1,132.3

Cost of goods sold	140.2	298.8	494.6	(1.5)	932.1

Gross profit	25.4	60.6	114.2	—	200.2

Marketing, general and Administration	3.0	11.7	34.2	—	48.9

Engineering and product development	2.8	3.4	5.0	—	11.2

Amortization of intangibles	0.8	4.0	9.0	—	13.8

Other income, net	(3.0)	(1.6)	(0.2)	—	(4.8)

Equity in earnings of unconsolidated subsidiaries	(0.3)	—	—	—	(0.3)

Earnings from operations	22.1	43.1	66.2	—	131.4

Interest expense, net	15.3	27.6	35.1	—	78.0

Earnings before taxes on income, and minority interest	6.8	15.5	31.1	—	53.4

Income tax provision (benefit)	(0.2)	6.1	17.0	—	22.9

Earnings before minority interest	7.0	9.4	14.1	—	30.5

Minority interest	—	0.2	0.7	—	0.9

Net income	$7.0	$9.2	$13.4	$—	$29.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

As of July 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$7.6	$0.2	$8.8	$—	$16.6

Receivables	24.8	12.4	166.6	—	203.8

Inventories	36.2	60.2	115.0	—	211.4

Prepaid expenses and other	3.1	5.9	15.9	(10.8)	14.1

Total current assets	71.7	78.7	306.3	(10.8)	445.9

Property, plant and equipment, net	160.9	337.8	688.7	—	1,187.4

Goodwill and other assets	1,470.9	302.9	669.9	(1,262.7)	1,181.0

Total assets	$1,703.5	$719.4	$1,664.9	$(1,273.5)	$2,814.3

Bank borrowings	$—	$—	$77.8	$—	$77.8

Current portion of long-term debt	60.7	—	9.3	—	70.0

Accounts payable and accrued liabilities	81.9	89.7	298.8	(1.4)	469.0

Total current liabilities	142.6	89.7	385.9	(1.4)	616.8

Long-term debt, net of current portion	1,431.3	—	108.0	—	1,539.3

Deferred income taxes	18.4	28.5	68.1	—	115.0

Pension and other long-term liabilities	79.1	53.9	155.9	—	288.9

Minority interest	—	—	8.0	—	8.0

Parent loans	(197.3)	316.4	(106.4)	(12.7)	—

Total liabilities	1,474.1	488.5	619.5	(14.1)	2,568.0

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	251.9	108.7	1,005.9	(1,129.4)	237.1

Retained earnings (accumulated deficit)	(49.5)	122.2	137.6	(130.0)	80.3

Accumulated other comprehensive income (loss)	26.7	—	(98.1)	—	(71.4)

Total stockholders’ equity	229.4	230.9	1,045.4	(1,259.4)	246.3

Total liabilities and stockholder’s equity	$1,703.5	$719.4	$1,664.9	$(1,273.5)	$2,814.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

As of January 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$6.8	$0.1	$19.0	$—	$25.9

Receivables	34.1	4.2	150.4	—	188.7

Inventories	38.0	46.1	91.5	—	175.6

Prepaid expenses and other	0.9	4.0	21.9	(17.4)	9.4

Total current assets	79.8	54.4	282.8	(17.4)	399.6

Property, plant and equipment, net	158.3	339.1	681.0	—	1,178.4

Goodwill and other assets	1,464.0	304.8	694.3	(1,264.3)	1,198.8

Total assets	$1,702.1	$698.3	$1,658.1	$(1,281.7)	$2,776.8

Bank borrowings	$—	$—	$73.6	$—	$73.6

Current portion of long-term debt	57.9	—	11.7	—	69.6

Accounts payable and accrued liabilities	126.9	154.1	326.1	(23.2)	583.9

Total current liabilities	184.8	154.1	411.4	(23.2)	727.1

Long-term debt, net of current portion	1,289.2	—	95.4	—	1,384.6

Deferred income taxes	18.5	28.5	68.6	—	115.6

Pension and other long-term liabilities	80.3	57.1	181.4	(2.5)	316.3

Minority interest	—	—	14.3	—	14.3

Parent loans	(61.9)	225.2	(166.7)	3.4	—

Total liabilities	1,510.9	464.9	604.4	(22.3)	2,557.9

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	251.9	108.7	1,005.9	(1,129.4)	237.1

Retained earnings (accumulated deficit)	(61.1)	124.7	124.4	(130.0)	58.0

Accumulated other comprehensive income (loss)	0.1	—	(76.6)	—	(76.5)

Total stockholders’ equity	191.2	233.4	1,053.7	(1,259.4)	218.9

Total liabilities and stockholder’s equity	$1,702.1	$698.3	$1,658.1	$(1,281.7)	$2,776.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

For the six months ended July 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$10.2	$(70.3)	$(7.0)	$—	$(67.1)

Cash flows from investing activities:

Acquisition of property, plant and equipment	(6.4)	(13.8)	(72.8)	—	(93.0)

Increased investment in majority-owned subsidiary	—	—	(7.3)	—	(7.3)

Other, net	12.7	(6.9)	8.3	—	14.1

Cash provided by (used in) investing activities	6.3	(20.7)	(71.8)	—	(86.2)

Cash flows from financing activities:

Net change in bank borrowings and revolver	145.0	—	22.4	—	167.4

Net proceeds from accounts receivable securitization	(25.0)	—	—	—	(25.0)

Cash provided by financing activities	120.0	—	22.4	—	142.4

Increase (decrease) in parent loans and advances	(135.7)	91.1	44.6	—	—

Effect of exchange rates of cash and cash equivalents	—	—	1.6	—	1.6

Net increase (decrease) in cash and cash equivalents	0.8	0.1	(10.2)	—	(9.3)

Cash and cash equivalents at beginning of period	6.8	0.1	19.0	—	25.9

Cash and cash equivalents at end of period	$7.6	$0.2	$8.8	$—	$16.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Six Months Ended July 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

For the six months ended July 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(0.5)	$(19.1)	$38.7	$—	$19.1

Cash flows from investing activities:

Acquisition of property, plant and equipment	(16.7)	(22.8)	(39.9)	—	(79.4)

Acquisition of tooling	(6.2)	—	—	—	(6.2)

Purchase of businesses, net of cash	(605.0)	—	(14.6)	—	(619.6)

Proceeds from sale of business	—	2.6	37.4	—	40.0

Other, net	20.9	(7.2)	(21.8)	—	(8.1)

Cash used in investing activities	(607.0)	(27.4)	(38.9)	—	(673.3)

Cash flows from financing activities:

Net change in bank borrowings and revolver	513.9	—	71.9	—	585.8

Fees paid to issue long term debt	(15.0)	—	—	—	(15.0)

Stock options exercised	0.1	—	—	—	0.1

Net proceeds from accounts receivable securitization	76.8	—	—	—	76.8

Cash provided by financing activities	575.8	—	71.9	—	647.7

Increase (decrease) in parent loans and advances	12.2	46.5	(58.7)	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(3.9)	—	(3.9)

Net increase (decrease) in cash and cash equivalents	(19.5)	—	9.1	—	(10.4)

Cash and cash equivalents at beginning of period	23.3	0.1	27.9	—	51.3

Cash and cash equivalents at end of period	$3.8	$0.1	$37.0	$—	$40.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999

      The Company’s net sales for the second quarter of fiscal 2000 were $542.8 million compared to net sales of $544.4 million for the second quarter of fiscal 1999. Higher sales in the North American and European Wheel Groups were offset by lower sales in the North American Commercial Highway business due to softening market conditions. Additionally, sales were negatively impacted due to the Euro weakening against the Dollar by approximately 11% in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999.

      The Company’s gross profit margin for the second quarter of fiscal 2000 decreased to $84.4 million or 15.5% of net sales as compared to $94.1 million or 17.3% of net sales for the second quarter of fiscal 1999. The Company’s second quarter gross profit margin was negatively impacted by the reduction in the North American Commercial Highway sales, the weakening Euro against the Dollar and launch costs related to new model production start-up.

      Marketing, general and administrative expenses were consistent for the comparative quarters at $24.0 million or 4.4% of net sales for the second quarter of fiscal 2000 as compared to $24.4 million or 4.5% for the second quarter of fiscal 1999.

      Engineering and product development costs were $3.2 million or 0.6% of net sales for the second quarter of fiscal 2000 as compared to $5.0 million or 0.9% of net sales for the second quarter of fiscal 1999. This improvement principally reflects the timing associated with recovery of engineering and development costs from our customers.

      Other income was $2.5 million for the second quarter of fiscal 2000, a decrease of $1.6 million from $4.1 million for the same period in fiscal 1999. In the second quarter of fiscal 1999, other income included gains on the sale of a joint venture interest and other assets.

      Equity in losses (earnings) of unconsolidated subsidiaries decreased $1.2 million to $0.6 million of losses for the second quarter of fiscal 2000 as compared to $0.6 million of earnings for the same period in fiscal 1999. The majority of this decrease was due to the Company’s Mexico joint venture, which is a 40% owned joint venture producing both steel and aluminum wheels for the light vehicle market in North America.

      Interest expense was $40.0 million for the second quarter of fiscal 2000, an increase of $1.5 million over $38.5 million for the same period of fiscal 1999. This increase was due primarily to the increase in interest rates.

Six Months Ended July 31, 2000 Compared to Six Months Ended July 31, 1999

      The Company’s net sales for the first half of fiscal 2000 were $1,137.6 million, an increase of 0.5%, as compared to net sales of $1,132.3 million for the first half of fiscal 1999. This increase was due to higher sales in the North American and European Wheel Groups offset by lower sales in the North American Commercial Highway business due to softening marketing conditions and the weakening of the Euro against the Dollar by approximately 11%.

      The Company’s gross profit for the first half of fiscal 2000 decreased to $186.3 million or 16.4% of net sales as compared to $200.2 million or 17.7% of net sales for the first half of fiscal 1999. This decrease reflects the negative impact of soft market conditions in the North American Commercial Highway business and the devaluation of the Euro against the Dollar.

      Engineering and product development costs were $9.4 million or 0.8% of net sales for the first half of fiscal 2000 as compared to $11.2 million or 1.0% of net sales for the first half of fiscal 1999. The improvement results principally from the timing of engineering and development cost recoveries.

      Equity in earnings of unconsolidated subsidiaries was $0.5 million for the first half of fiscal 2000, a $0.2 million increase over the first half of fiscal 1999. The increase is due to earnings from the Company’s Mexico joint venture, which is a 40% owned joint venture producing both steel and aluminum wheels for the light vehicle market in North America.

Financial Condition, Liquidity and Capital Resources

      The Company’s operations used $67.1 million in cash in the first half of fiscal 2000, an increase of $86.2 million over the same period of fiscal 1999. This increase was due primarily to timing of payments to suppliers and higher inventories.

      Capital expenditures for the first six months of fiscal 2000 were $93.0 million. These expenditures were primarily for additional machinery and equipment to improve productivity, to increase production capacity and to meet expected requirements for our products. The Company anticipates capital expenditures for fiscal 2000 will be approximately $190.0 million relating primarily to new vehicle platforms, capacity increases worldwide to meet the growing demand for the Company’s products, cost reduction programs and the funding of new programs associated with the acquisition of CMI International, Inc.

      On February 3, 1999, the Company entered into a third amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”). Pursuant to the Third Amended and Restated Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. Such term loan and revolving facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of our existing and future foreign subsidiaries. As of July 31, 2000 there was $420 million outstanding under the term loan facilities and $478.1 million available under the revolving facility.

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

      During the second quarter, the Board of Directors approved the repurchase of up to an aggregate of $30.0 million of the Company’s outstanding common stock. Through August 31, 2000, the Company has repurchased approximately 1.3 million shares of its common stock for an aggregate purchase price of approximately $18.1 million.

      At July 31, 2000, management believes that the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending July 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      For the period ended July 31, 2000, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on August 3, 2000. At the Annual Meeting, the following matters were proposed and voted upon by the Company’s stockholders (including the number of votes cast for, against or withheld, as well as the number of abstentions for each such matter):

1.	To elect three Class 1 Directors (nominees were Anthony Grillo, Horst Kukwa-Lemmerz and Jeffrey Lightcap) to serve until the Company’s 2003 Annual Meeting of Stockholder. The number of votes cast with respect to this matter were as follows:

Nominee	For	Withheld

Anthony Grillo	22,606,441	1,139,511

Horst Kukwa-Lemmerz	23,326,642	419,310

Jeffrey Lightcap	23,365,906	380,046

The terms of office of each of the following directors also continued after the meeting: Ranko Cucuz, Cleveland A. Christophe, Andrew R. Heyer, Paul S. Levy, Wienand Meilicke, John S. Rodewig, Ray H. Witt and David Ying.

2.	To approve the adoption of the Company’s Amended and Restated Annual Performance Plan. The number of votes cast with respect to this matter were as follows:

For:  23,341,109       Against:  376,911       Abstain:  27,932

3.	To approve the amendment of the Company’s 1996 Stock Option Plan. The number of votes cast with respect to this matter were as follows:

For:  22,248,347       Against:  1,466,521       Abstain:  31,084

4.	To ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending January 31, 2001. The number of votes cast with respect to this matter were as follows:

For:  23,684,902       Against:  36,817       Abstain:  24,233

      There were no broker held non-voted shares represented at the Annual Meeting with respect to any of the foregoing matters.

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

September 13, 2000

EXHIBIT INDEX

Exhibit
Number	Description

27	Financial Data Schedule