Form 10-Q
period 2000-10-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2000-12-15
CIK 893670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       No

     The number of shares of common stock outstanding as of December 15, 2000, was 28,455,495 shares.

QUARTERLY REPORT ON FORM 10-Q
Consolidated Statements Of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
Amended & Restated Credit Agreement
Severance Agreement
Financial Data Schedule

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

Item 1.  Financial Statements

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations
(Millions of dollars, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2000	1999	2000	1999

Net sales	$558.3	$598.5	$1,695.9	$1,730.8

Cost of goods sold	485.1	493.1	1,436.4	1,425.2

Gross profit	73.2	105.4	259.5	305.6

Marketing, general and administration	28.3	21.8	76.8	70.7

Engineering and product development	3.6	4.4	13.0	15.6

Amortization of intangibles	7.0	8.2	21.3	22.0

Other (income) expense	73.6	(2.0)	68.7	(6.8)

Equity in earnings of unconsolidated subsidiaries	(0.2)	(0.3)	(0.7)	(0.6)

Earnings (loss) from operations	(39.1)	73.3	80.4	204.7

Interest expense, net	41.6	37.5	120.4	115.5

Earnings (loss) before taxes on income and minority interest	(80.7)	35.8	(40.0)	89.2

Income tax (benefit) provision	(33.9)	15.5	(16.8)	38.4

Earnings (loss) before minority interest	(46.8)	20.3	(23.2)	50.8

Minority interest	0.7	0.4	2.1	1.3

Net income (loss)	$(47.5)	$19.9	$(25.3)	$49.5

Per share information:

Basic net income (loss) per share	$(1.63)	$0.66	$(0.85)	$1.63

Basic average shares outstanding (in thousands)	29,189	30,337	29,965	30,333

Diluted net income (loss) per share	$(1.62)	$0.63	$(0.84)	$1.55

Diluted average shares outstanding (in thousands)	29,237	31,678	30,089	31,880

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Millions of Dollars)

	October 31,	January 31,
	2000	2000

	(Unaudited)

Assets

Current assets:

Cash and cash equivalents	$23.6	$25.9

Receivables (less allowance of $8.0 million at October 31, 2000 and $6.3 million at January 31, 2000)	240.5	188.7

Inventory	201.2	175.6

Prepaid expenses and other	16.9	9.4

Total current assets	482.2	399.6

Property, plant and equipment, net	1,108.6	1,178.4

Goodwill and other assets	1,183.1	1,198.8

Total assets	$2,773.9	$2,776.8

Liabilities and Stockholders’ Equity

Current liabilities:

Bank borrowings	$85.4	$73.6

Current portion of long-term debt	72.5	69.6

Accounts payable and accrued liabilities	446.6	583.9

Total current liabilities	604.5	727.1

Long-term debt	1,600.9	1,384.6

Pension and other long-term liabilities	290.3	316.3

Deferred income taxes	94.4	115.6

Minority interest	10.1	14.3

Total liabilities	2,600.2	2,557.9
Commitments and Contingencies

Stockholders’ equity:

Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.01 per share:

Voting — authorized 99,000,000 shares; issued and outstanding, 25,806,469 at October 31, 2000 and 27,705,019 at January 31, 2000	0.3	0.3

Nonvoting — authorized 5,000,000 shares; issued and outstanding, 2,649,026 at October 31, 2000 and January 31, 2000	—	—

Additional paid in capital	237.1	237.1

Retained earnings	32.7	58.0

Common Stock in treasury at cost, 1,901,450 shares	(26.3)	—

Accumulated other comprehensive loss	(70.1)	(76.5)

Total stockholders’ equity	173.7	218.9

Total liabilities and stockholders’ equity	$2,773.9	$2,776.8

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Nine Months Ended
	October 31,

	2000	1999

Cash flows from operating activities:

Net income (loss)	$(25.3)	$49.5

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and tooling amortization	90.8	79.8

Amortization of intangibles	21.3	22.0

Amortization of deferred financing fees	4.8	4.9

Decrease in deferred taxes	(14.4)	(2.0)

Increase in minority interest	3.9	1.3

Impairment of long-lived assets and restructuring charges	75.6	—

Equity in earnings of subsidiaries	(0.7)	(0.6)

Gain on disposal of assets/business	—	(8.0)

Changes in operating assets and liabilities that increase (decrease) cash flows:

Receivables	(49.9)	(112.8)

Inventories	(31.1)	(0.6)

Prepaid expenses and other	(7.9)	3.2

Accounts payable and accrued liabilities	(116.1)	6.1

Other long-term liabilities	(9.5)	(6.2)

Cash provided by (used for) operating activities	(58.5)	36.6

Cash flows from investing activities:

Acquisition of property, plant and equipment	(123.8)	(136.1)

Tooling expenditures	(1.9)	(9.2)

Purchase of businesses, net of cash received	(6.4)	(630.1)

Increased investment in majority-owned subsidiary	(7.3)	—

Proceeds from disposal of assets/business	—	40.0

Other, net	(15.6)	(13.6)

Cash used for investing activities	(155.0)	(749.0)

Cash flows from financing activities:

Increase in bank borrowings and revolver	250.7	630.3

Proceeds (payments) from accounts receivable securitization	(17.2)	99.4

Purchase of treasury stock	(26.3)	—

Stock options exercised	—	0.2

Fees paid to issue long term debt	—	(15.2)

Cash provided by financing activities	207.2	714.7

Effect of exchange rate changes on cash and cash equivalents	4.0	(3.0)

Decrease in cash and cash equivalents	(2.3)	(0.7)

Cash and cash equivalents at beginning of year	25.9	51.3

Cash and cash equivalents at end of period	$23.6	$50.6

Supplemental data:

Cash paid for interest	$110.5	$83.9

Cash paid for income taxes	$10.9	$12.5

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended October 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(1)  Basis of Presentation

      The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 31, 2000, and January 31, 2000, and the results of its operations for the three and nine months ended October 31, 2000, and 1999 and cash flows for the nine months ended October 31, 2000, and 1999. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

      Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This accounting is effective for fiscal years beginning after June 15, 2000. The Company will adopt this standard in its fiscal year 2001 and does not, at this time, anticipate a material impact on the Company’s financial position or results of operations when adopted.

(3)  Inventories

      The major classes of inventory are as follows:

	October 31,	January 31,
	2000	2000

Raw Materials	$68.4	$62.3

Work-in-process	60.4	55.9

Finished goods	72.4	57.4

Total	$201.2	$175.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Nine Months Ended October 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(4)  Property, plant and equipment

      The major classes of property, plant and equipment are as follows:

	October 31,	January 31,
	2000	2000

Land	$29.8	$30.1

Buildings	260.3	265.5

Machinery and equipment	1,117.6	1,151.6

	1,407.7	1,447.2

Accumulated depreciation	(299.1)	(268.8)

Net property, plant and equipment	$1,108.6	$1,178.4

(5)  Earnings per share

      SFAS No. 128, “Earnings per Share” (“EPS”), requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is computed using only the weighted average shares outstanding, while diluted EPS is computed considering the dilutive effect of options and warrants.

      Shares outstanding for the three and nine months ended October 31, 2000 and 1999, were as follows:

	Three Months		Nine Months
	Ended		Ended

	2000	1999	2000	1999

Basic weighted average shares outstanding	29,189	30,337	29,965	30,333

Dilutive effect of options and warrants	48	1,341	124	1,547

Diluted weighted average shares outstanding	29,237	31,678	30,089	31,880

(6)  Comprehensive Income (Loss)

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.

      The components of comprehensive income (loss) for the nine months ended October 31, 2000 and 1999 are as follows:

	Oct. 31,	Oct. 31,
	2000	1999

Net Income (loss)	$(25.3)	$49.5

Cumulative translation adjustments	6.4	(48.6)

Total comprehensive income (loss)	$(18.9)	$0.9

(7)  Commitments and Contingencies

      The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated operations or financial condition of the Company.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Nine Months Ended October 31, 2000 and 1999
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

      The following table represents revenues and other financial information by business segment for the nine months ended October 31:

	Revenue		Net Income (Loss)		Total Assets

	2000	1999	2000	1999	2000	1999

Automotive Wheels	$1,057.5	$1,012.6	$9.8	$32.9	$1,445.2	$1,553.9

Cast Components	505.1	539.4	(1.0)	11.2	966.4	950.3

Other	133.3	178.8	(34.1)	5.4	362.3	327.8

Total	$1,695.9	$1,730.8	$(25.3)	$49.5	$2,773.9	$2,832.0

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

      The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of October 31, 2000, and January 31, 2000, and for the nine-month periods ended October 31, 2000, and 1999, of (a) Hayes Lemmerz International, Inc., the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

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

Three and Nine Months Ended October 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statements of Operations

For the Nine Months Ended October 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$248.4	$515.8	$948.4	$(16.7)	$1,695.9

Cost of goods sold	205.0	455.0	793.1	(16.7)	1,436.4

Gross profit	43.4	60.8	155.3	—	259.5

Marketing, general and Administration	8.9	18.9	49.0	—	76.8

Engineering and product development	1.2	5.8	6.0	—	13.0

Amortization of intangibles	0.8	6.1	14.4	—	21.3

Equity in earnings of unconsolidated subsidiaries	(0.4)	(0.3)	—	—	(0.7)

Other income (expense), net	2.0	57.2	9.5	—	68.7

Earnings (loss) from operations	30.9	(26.9)	76.4	—	80.4

Interest expense, net	21.8	42.6	56.0	—	120.4

Earnings (loss) before taxes on income, and minority interest	9.1	(69.5)	20.4	—	(40.0)

Income tax (benefit) provision	(0.1)	(25.1)	8.4	—	(16.8)

Earnings (loss) before minority interest	9.2	(44.4)	12.0	—	(23.2)

Minority interest	—	—	2.1	—	2.1

Net income (loss)	$9.2	$(44.4)	$9.9	$—	$(25.3)

Condensed Consolidating Statements of Operations

For the Nine Months Ended October 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$261.6	$555.1	$916.5	$(2.4)	$1,730.8

Cost of goods sold	220.4	465.5	741.7	(2.4)	1,425.2

Gross profit	41.2	89.6	174.8	—	305.6

Marketing, general and Administration	4.0	17.5	49.2	—	70.7

Engineering and product development	3.3	5.0	7.3	—	15.6

Amortization of intangibles	1.1	6.1	14.8	—	22.0

Equity in earnings of unconsolidated subsidiaries	(0.3)	—	(0.3)	—	(0.6)

Other income, net	(3.6)	(1.6)	(1.6)	—	(6.8)

Earnings from operations	36.7	62.6	105.4	—	204.7

Interest expense, net	20.8	41.9	52.8	—	115.5

Earnings before taxes on income, and minority interest	15.9	20.7	52.6	—	89.2

Income tax provision	8.3	9.7	20.4	—	38.4

Earnings before minority interest	7.6	11.0	32.2	—	50.8

Minority interest	—	0.2	1.1	—	1.3

Net income	$7.6	$10.8	$31.1	$—	$49.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Nine Months Ended October 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

October 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$7.0	$0.2	$16.4	$—	$23.6

Receivables	49.8	7.8	182.9	—	240.5

Inventories	33.9	51.9	115.4	—	201.2

Prepaid expenses and other	2.9	7.4	17.3	(10.7)	16.9

Total current assets	93.6	67.3	332.0	(10.7)	482.2

Net property, plant and equipment	155.9	279.9	672.8	—	1,108.6

Goodwill and other assets	1,498.0	301.9	652.7	(1,269.5)	1,183.1

Total assets	$1,747.5	$649.1	$1,657.5	$(1,280.2)	$2,773.9

Bank borrowings	$0.0	$—	$85.4	$—	$85.4

Current portion of long-term debt	59.3	—	13.2	—	72.5

Accounts payable and accrued liabilities	97.6	73.1	280.5	(4.6)	446.6

Total current liabilities	156.9	73.1	379.1	(4.6)	604.5

Long-term debt, net of current portion	1,504.5	—	96.4	—	1,600.9

Deferred income taxes	18.4	8.2	67.8	—	94.4

Pension and other long-term liabilities	76.8	51.8	161.7	—	290.3

Minority interest	—	—	10.1	—	10.1

Parent loans	(241.9)	327.0	(75.6)	(9.5)	—

Total liabilities	1,514.7	460.1	639.5	(14.1)	2,600.2

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	251.9	108.7	1,012.6	(1,136.1)	237.1

Retained earnings (accumulated deficit)	(51.8)	80.3	134.2	(130.0)	32.7

Common stock in treasury	(26.3)	—	—	—	(26.3)

Accumulated other comprehensive income (loss)	58.7	—	(128.8)	—	(70.1)

Total stockholders’ equity	232.8	189.0	1,018.0	(1,266.1)	173.7

Total liabilities and stockholder’s equity	$1,747.5	$649.1	$1,657.5	$(1,280.2)	$2,773.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Nine Months Ended October 31, 2000 and 1999
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

Three and Nine Months Ended October 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(0.9)	$(75.0)	$17.4	$—	$(58.5)

Cash flows from investing activities:

Acquisition of property, plant and equipment	(8.5)	(18.3)	(97.0)	—	(123.8)

Acquisition of tooling	—	—	(1.9)	—	(1.9)

Purchase of businesses, net of cash	—	—	(6.4)	—	(6.4)

Increased investment in majority-owned subsidiary	—	—	(7.3)	—	(7.3)

Other, net	29.5	(8.5)	(36.6)	—	(15.6)

Cash provided by (used in) investing activities	21.0	(26.8)	(149.2)	—	(155.0)

Cash flows from financing activities:

Net change in bank borrowings and revolver	216.7	—	34.0	—	250.7

Proceeds (payments) from accounts receivable securitization	(17.2)	—	—	—	(17.2)

Purchase of treasury stock	(26.3)	—	—	—	(26.3)

Cash provided by financing activities	173.2	—	34.0	—	207.2

Increase (decrease) in parent loans and advances	(193.1)	101.9	91.2	—	—

Effect of exchange rates of cash and cash equivalents	—	—	4.0	—	4.0

Net increase (decrease) in cash and cash equivalents	0.2	0.1	(2.6)	—	(2.3)

Cash and cash equivalents at beginning of period	6.8	0.1	19.0	—	25.9

Cash and cash equivalents at end of period	$7.0	$0.2	$16.4	$—	$23.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three and Nine Months Ended October 31, 2000 and 1999
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended October 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(80.2)	$(29.1)	$145.9	$—	$36.6

Cash flows from investing activities:

Acquisition of property, plant and equipment	(24.1)	(36.8)	(75.2)	—	(136.1)

Acquisition of tooling	(9.2)	—	—	—	(9.2)

Purchase of businesses, net of cash	(615.0)	(0.5)	(14.6)	—	(630.1)

Proceeds from disposal of assets/business	—	2.6	37.4	—	40.0

Other, net	21.3	(9.8)	(25.1)	—	(13.6)

Cash used in investing activities	(627.0)	(44.5)	(77.5)	—	(749.0)

Cash flows from financing activities:

Net change in bank borrowings and revolver	570.1	—	60.2	—	630.3

Fees paid to issue long term debt	(15.2)	—	—	—	(15.2)

Stock options exercised	0.2	—	—	—	0.2

Net proceeds from accounts receivable securitization	99.4	—	—	—	99.4

Cash provided by financing activities	654.5	—	60.2	—	714.7

Increase (decrease) in parent loans and advances	56.1	73.6	(129.7)	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(3.0)	—	(3.0)

Net increase (decrease) in cash and cash equivalents	3.4	—	(4.1)	—	(0.7)

Cash and cash equivalents at beginning of period	23.3	0.1	27.9	—	51.3

Cash and cash equivalents at end of period	$26.7	$0.1	$23.8	$—	$50.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

Net Sales

      The Company’s net sales for the third quarter of fiscal 2000 were $558.3 million, a decrease of 6.7% as compared to net sales of $598.5 million for the third quarter of fiscal 1999. Significant reductions in heavy truck production and softening in OEM light vehicle volumes in the United States have resulted in lower sales in the North American Commercial Highway, North American Cast Components and North American Wheel Groups. Increased sales in the European Wheel Groups were offset by the Euro weakening against the Dollar in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999.

Gross Profit

      The Company’s gross profit for the third quarter of fiscal 2000 decreased to $73.2 million or 13.1% of net sales as compared to $105.4 million or 17.6% of net sales for the third quarter of fiscal 1999. The Company’s third quarter gross profit margin was negatively impacted by the reduction in the North American heavy truck and OEM sales and production inefficiencies related to the volatile heavy truck and OEM production environment. In addition, gross margin was negatively impacted by the write off of $5.0 million in excess and obsolete inventories pursuant to capacity reductions and softening market conditions.

Marketing, General and Administrative

      Marketing, general and administrative expenses were $28.3 million or 5.1% of net sales for the third quarter of fiscal 2000 as compared to $21.8 million or 3.6% of net sales for the third quarter of fiscal 1999. Marketing, general and administrative expenses for the third quarter of fiscal 2000 were negatively impacted by the write off of $7.2 million principally associated with cancelled transactions, and an increase in the allowance for doubtful accounts and severance costs due to market conditions.

Engineering and Product Development

      Engineering and product development costs were $3.6 million or 0.6% of net sales for the third quarter of fiscal 2000 as compared to $4.4 million or 0.7% of net sales for the third quarter of fiscal 1999. This improvement principally reflects the timing associated with recovery of engineering and development costs from our customers.

Other (Income) Expense

      Pursuant to its acquisition strategy in prior periods, the Company has been in the process of integrating operations as well as evaluating capacity, technology and personnel needs. In response to continued softening in the heavy truck and light vehicle markets, the Company accelerated this process and approved restructuring plans in the third quarter of fiscal 2000. In addition to the items discussed in Gross Profit and Marketing, General and Administrative categories above, impairment and restructuring charges totaling $75.6 million were recorded in the third quarter of fiscal 2000.

      Of the $75.6 million, $63.8 million was attributable to impairment of long-lived assets, principally excess and obsolete machinery and equipment which the Company intends to dispose of in the near future. Impairment was measured based on the estimated net proceeds from the disposal of such equipment.

      Restructuring charges consist of $6.7 million for severance benefits and $0.9 million for future lease costs of closed office facilities. These costs are all related primarily to 387 administrative and operations employees impacted by restructuring programs in Europe. There were no payments made in the third quarter of fiscal 2000.

      In addition, Other (Income) Expense includes $4.2 million for the write down of the Company’s investment in a joint venture in Venezuela and certain contractual agreements that have no future value.

Interest Expense

      Interest expense was $41.6 million for the third quarter of fiscal 2000 compared to $37.5 million for the same period of fiscal 1999. This increase was due primarily to the increase in interest rates and borrowings.

Nine Months Ended October 31, 2000 Compared to Nine Months Ended October 31, 1999

Net Sales

      The Company’s net sales for the first nine months of fiscal 2000 were $1,695.9 million, a decrease of 2.0%, as compared to net sales of $1,730.8 million for the first nine months of fiscal 1999. This decrease was due to higher sales in the North American and European Wheel Groups offset by lower sales in the North American Commercial Highway and North American Components Groups due to softening marketing conditions and the weakening of the Euro against the Dollar by approximately 12%.

Gross Profit

      The Company’s gross profit for the first nine months of fiscal 2000 decreased to $259.5 million or 15.3% of net sales as compared to $305.6 million or 17.7% of net sales for the first nine months of fiscal 1999. This decrease reflects the reduction in the North American heavy truck and OEM sales and production inefficiencies related to the volatile heavy truck and OEM production environment. In addition, gross margin was negatively impacted by the write off of $5.0 million in excess and obsolete inventories in the third quarter of fiscal 2000 pursuant to capacity reductions and softening market conditions.

Marketing, General and Administrative

      Marketing, general and administrative expenses were $76.8 million or 4.5% of net sales for the first nine months of fiscal 2000 compared to $70.7 million or 4.1% of net sales for the same period of fiscal 1999. The increase in marketing, general and administrative expenses was attributable to $7.2 million in write offs in the third quarter of fiscal 2000 principally related to cancelled transactions, and an increase in the allowance for doubtful accounts and severance costs due to market conditions.

Engineering and Product Development

      Engineering and product development costs were $13.0 million or 0.8% of net sales for the first nine months of fiscal 2000 as compared to $15.6 million or 0.9% of net sales for the first nine months of fiscal 1999.

Other (Income) Expense

      Pursuant to its acquisition strategy in prior periods, the Company has been in the process of integrating operations as well as evaluating capacity, technology and personnel needs. In response to continued softening in the heavy truck and light vehicle markets, the Company accelerated this process and approved restructuring plans in the third quarter of fiscal 2000. In addition to the items discussed in Gross Profit and Marketing, General and Administrative categories above, impairment and restructuring charges totaling $75.6 million were recorded in the third quarter of fiscal 2000.

      Of the $75.6 million, $63.8 million was attributable to impairment of long-lived assets, principally excess and obsolete machinery and equipment which the Company intends to dispose of in the near future. Impairment was measured based on the estimated net proceeds from the disposal of such equipment.

      Restructuring charges consist of $6.7 million for severance benefits and $0.9 million for future lease costs of closed office facilities. These costs are all related primarily to 387 administrative and operations employees impacted by restructuring programs in Europe. There were no payments made in the third quarter of fiscal 2000.

      In addition, Other (Income) Expense includes $4.2 million for the write down of the Company’s investment in a joint venture in Venezuela and certain contractual agreements that have no future value.

Interest Expense

      Interest expense was $120.4 million for the first nine months of fiscal 2000 compared to $115.5 million for the same period of fiscal 1999. This increase was due primarily to the increase in interest rates and borrowings.

Financial Condition, Liquidity and Capital Resources

      The Company’s operations used $58.5 million in cash in the first nine months of fiscal 2000, an increase of $95.1 million over the same period of fiscal 1999. This increase was due primarily to the timing of payments to suppliers and higher inventories.

      Capital expenditures for the first nine months of fiscal 2000 were $123.8 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates capital expenditures for fiscal 2000 will be less than $170.0 million.

      On February 3, 1999, the Company entered into a third amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”) and Merrill Lynch Capital Corporation (“Merrill Lynch”), as managing agents. Pursuant to the Third Amended and Restated Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. Such term loan and revolving facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien on substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or later acquired, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of the Company’s existing and future foreign subsidiaries. As of October 31, 2000 there was $399 million outstanding under the term loan facility and $386 million available under the revolving facility.

      On December 8, 2000, the Company reached agreement with its senior lenders to amend the Third Amended and Restated Credit Agreement. Pursuant to such agreement, financial covenants regarding the leverage ratio, the interest coverage ratio and the fixed charge coverage ratio were modified and a ratio of senior indebtedness to earnings before interest, taxes, depreciation and amortization was added. In addition, an annual limit on capital expenditures was added, the stock repurchase authority was deleted and a cumulative limit on acquisitions was deleted. The text of the amendment agreement is filed as an exhibit to this Form 10-Q and is incorporated herein by reference.

      In April 1998, the Company entered into a three year agreement pursuant to which the Company and certain of its subsidiaries sold, and will continue to sell on an ongoing basis, a portion of their accounts receivables to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and will transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and will sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has collection and administrative responsibilities with respect to all the receivables which are sold. Receivables sold at October 31, 2000 total $145.8 million.

      During the second quarter, the Board of Directors approved the repurchase of up to an aggregate of $30 million of the Company’s outstanding common stock. Through October 31, 2000, the Company repurchased approximately 1.9 million shares of its common stock for an aggregate purchase price of approximately $26.3 million.

      At October 31, 2000, management believes that the Company was in compliance with the various covenants under the agreements pursuant to which it has or may borrow money. Management expects that the Company will remain in compliance with these covenants, as modified by the December 8, 2000 amendment to the Third Amended and Restated Credit Agreement, in all material respects through the period ending October 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      For the period ended October 31, 2000, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on August 3, 2000. The results of the matters submitted to a vote of the Company’s stockholders at the Annual Meeting were reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 and are incorporated herein by reference.

Item 5.  Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit Number	Description

10.30	Amendment No. 2 to the Third Amended and Restated Credit Agreement dated as of December 8, 2000, among the Company, as Borrower, the several banks and other financial institutions from time to time parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
10.31	Severance Agreements, each dated June 15, 2000, between the Company and certain of its officers.
27	Financial Data Schedule

      (b)  Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

By:	/s/ WILLIAM D. SHOVERS

William D. Shovers
Vice President — Finance; Chief Financial Officer

December 15, 2000

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page

10.30	Amendment No. 2 to the Third Amended and Restated Credit Agreement dated as of December 8, 2000, among the Company, as Borrower, the several banks and other financial institutions from time to time parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
10.31	Severance Agreements, each dated June 15, 2000, between the Company and certain of its officers.
27	Financial Data Schedule