Form 10-K405
period 2001-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2001-05-01
CIK 893670

PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Consolidated Financial Statements Years ended January 31, 2001, 2000 and 1999
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS As of January 31, 2001
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS As of January 31, 2000
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS As of January 31, 1999
RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (In millions)
Execution Copy
Computation of Ratios
Subsidiaries of the Company
Consent of KPMG LLP
Powers of Attorney

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 23, 2001 (based on the closing price of the registrant’s Common Stock reported on The New York Stock Exchange on such date) was approximately $48 million.

The number of shares of Common Stock outstanding as of April 23, 2001 was 28,455,995 shares.

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

PART I

Item 1.  Business

General

      As used herein, the term “Company” shall mean Hayes Lemmerz International, Inc. and its direct and indirect subsidiaries on a combined basis. Any reference to a fiscal year of the Company shall mean the Company’s fiscal year commencing February 1 of a calendar year and ending January 31 of the next calendar year. Thus, for example, “fiscal 2000” refers to the fiscal year which commenced on February 1, 2000 and ended on January 31, 2001.

      The Company is a leading supplier of suspension module components to the global automotive and commercial highway markets with a presence in 17 countries. The Company’s products for the suspension module include wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. The Company is also the largest independent manufacturer of wheel-end attachments and aluminum structural components in North America and a leading producer of automotive brake products in North America. In addition to suspension module components, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components, engine components and aluminum non-structural components for the automotive, heating and general equipment industries.

      The Company’s principal customers are General Motors, Ford, DaimlerChrysler (the three of which comprised approximately 52% of the Company’s fiscal 2000 net sales), BMW, Volkswagen, Nissan and Honda. Other customers include Toyota, Isuzu, Renault, Fiat, Porsche, Audi, Volvo, Citroën, Peugeot, Skoda, Mazda, Mitsubishi and Suzuki. The Company also has over 300 commercial highway vehicle customers in North America, Europe and Asia, including Trailmobile, Dana/ Mack, DaimlerChrysler, Iveco, Strick, Great Dane Trailers, Freightliner, PACCAR, Volvo, General Motors, Renault, Western Star, Schmitz Cargobull and Köegal.

      Suspension module components, consisting of wheels, wheel-end attachments, aluminum structural components and automotive brake components, account for approximately 82% of the Company’s sales. The commercial highway segment accounts for approximately 8% of the Company’s sales, powertrain components account for approximately 6% of the Company’s sales and other aluminum products for the automotive, heating equipment and general machinery industries account for the remaining 4% of the Company’s sales.

      The Company has been active in expanding its presence and developing strategic alliances around the world. The Company has a worldwide network of 52 facilities (including six joint venture facilities) in the United States, Germany, Italy, Spain, the Netherlands, Belgium, the Czech Republic, Turkey, Brazil, South Africa, Mexico, Canada, Venezuela, Portugal, Thailand and India. The Company also provides sales, engineering and customer service throughout the world. The Company has advanced research and development facilities in the United States, Germany, Belgium, Italy and Brazil and a sales and engineering office in Japan. The Company also has technical alliances in Thailand and Colombia.

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

      The Company is also a leader in the design, manufacture and delivery of numerous other suspension module components, including: (i) wheel-end attachments and assemblies such as steering knuckles, spindles, hub carriers and suspension arms; and (ii) aluminum structural components such as crossmembers, subframes, engine cradles and axle assemblies. The Company believes that it is the largest independent supplier in North America of wheel-end attachments and assemblies, and aluminum structural components to original equipment manufacturers (“OEMs”) of passenger cars and light trucks.

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

      The Company competes for sales of its products on the basis of cost, delivery, quality and service. Approximately 52% of the Company’s fiscal 2000 total sales consist of sales to General Motors, Ford and DaimlerChrysler. As a result, the loss of a significant portion of the Company’s sales to any of these OEMs could have a material adverse impact on the Company. The Company has been doing business with each of these OEMs for many years, and sales are composed of a number of different products and of different models or types of the same products and are made to individual divisions of such OEMs. In addition, the Company supplies products to those customers in both North America and Europe which reduces the Company’s reliance on any single market.

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

      In fiscal 2000, the Company acquired the assets of the Schenk aluminum foundry located in Maulbronn, Germany. Through this acquisition, the Company intends to expand its worldwide production of suspension components.

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

      As a result of the various acquisitions in fiscal 1997 through fiscal 2000, the Company has established a leading global presence and currently operates 26 facilities in North America, 20 facilities in Europe, and six additional facilities in the rest of the world (including interests in joint ventures). The Company believes its worldwide presence has been an important factor in the award of several contracts to date and expects to realize further benefits as OEMs execute their global car and platform strategies. The Company’s breadth of products and ability to meet different price points add to these competencies by streamlining OEMs’ purchasing and facilitating their ability to meet the divergent needs of each market.

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

Technical, Research, Testing and Related Capabilities

      As OEMs increase outsourcing the design, engineering and manufacturing of automotive components, systems and modules to Tier 1 suppliers, greater emphasis is being placed on the technical and research capabilities of suppliers. The Company has a research and development center adjacent to its Northville, Michigan world headquarters and a technical center located in Ferndale, Michigan. The Company also has design, engineering, and research and development capabilities at its Königswinter, Germany; Dello, Italy; Hoboken, Belgium; Johannesburg, South Africa; Saraburi, Thailand and São Paulo, Brazil facilities. The Company believes that it is a leader in advanced research for suspension modules and related wheel and brake technology. The Company has also developed a number of innovative non-wheel cast aluminum products for passenger cars, heavy trucks, heating equipment and the general machinery industries.

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

Aluminum Penetration

      OEMs are continuing to focus on weight reduction in order to achieve improved government-imposed fuel economy standards for passenger cars and light trucks and are at the same time working to improve ride and handling through the use of more rigid suspension module components. Aluminum is lighter and more rigid than fabricated steel and allows for greater design flexibility. The combination of these trends is driving increased penetration of aluminum products as replacements for fabricated steel components around the suspension module. Independent industry sources are predicting aluminum content per vehicle to grow significantly over the next several years, primarily as a result of increased penetration of aluminum around the suspension module.

      Aluminum wheel penetration (new vehicle installations) in North America has increased from approximately 3% in 1980 to approximately 53% in 2000. The Company estimates that such penetration will continue to increase over the next several years because aluminum wheels are increasingly favored by OEMs for their aesthetic characteristics, design flexibility and product innovations, including fabricated aluminum wheels and FFC® aluminum wheels. The Company has developed a proprietary high-volume application of its FFC® technology, which simultaneously addresses OEMs’ need for more sophisticated wheel styling, lighter weight and greater fuel efficiency. Aluminum wheel penetration in Europe in 2000 was approximately 31% and continues to display a similar growth pattern as that experienced in North America. The Company is well-positioned to continue to increase sales of its aluminum wheels given the new, but rapidly growing, fabricated aluminum wheel and FFC® wheel designs where the Company is the only significant manufacturer.

      Management estimates that aluminum penetration in crossmembers and subframes in North America will double by 2003 from its current level of approximately 12%, and aluminum penetration in wheel-end attachments will increase during the same period from its current level of approximately 22%. The Company was the first company to apply high-volume manufacturing of aluminum structural components with its contract for the Chrysler NS Minivan. The Company now supplies aluminum suspension module components to most major OEMs, including DaimlerChrysler, General Motors and Ford. The Company is also one of a few companies with the ability to supply aluminum crossmembers, which are one-piece cast components. These aluminum crossmembers replace conventional steel crossmembers which are typically fabricated from several stamped steel parts welded together. This improved design not only simplifies the manufacturing process, but also improves the handling of the vehicle. The Company believes that it is a leader in the design, engineering and manufacturing of aluminum suspension components that will allow it to capitalize on the trend of increased aluminum content per vehicle.

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

Cast Aluminum Wheels

      The Company’s cast aluminum wheels are produced and sold in North America, Europe, South America, South Africa and Asia.

North America

      The Company has five cast aluminum manufacturing facilities in North America, which are located in Howell, Michigan; Gainesville, Georgia; Huntington, Indiana; La Mirada, California; and Somerset, Kentucky. The Company also owns a 40% interest in a joint venture which has an aluminum wheel facility in Chihuahua, Mexico. At these facilities, the Company designs, manufactures and distributes a full-line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the automotive industry. In fiscal 2000, the Company was a leading supplier of cast aluminum wheels purchased in North America. With the exception of a limited number of cast aluminum wheels manufactured by Ford in New Zealand and aluminum wheels manufactured by Toyota, there is no significant OEM manufacturing of cast aluminum wheels. In 2000, the Company believes approximately 53% of passenger cars and light trucks in North America used cast aluminum wheels.

      Customers. In fiscal 2000, approximately 87% of the Company’s total North American cast aluminum wheel production was sold to DaimlerChrysler, General Motors and Ford for use on vehicles produced in North America. The Company exported approximately 3% of its cast aluminum wheels to Nissan and Isuzu in Japan and sold approximately 10% to Japanese transplants in the United States. The Company owns 100% of Hayes Lemmerz Japan Limited, a Japanese corporation that provides sales, engineering and service support for the Company in the Japanese wheel market.

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

      Competition. The Company believes that its capabilities as a cost-effective supplier of cast aluminum wheels meeting OEM requirements enable it to compete effectively with other aluminum wheel manufacturers. The Company’s primary competitor in the North American cast aluminum wheel market is Superior Industries International, Inc. Other competitors include Amcast Industrial, American Racing Equipment, Alcoa and several foreign suppliers operating in the United States.

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

      Customers. In fiscal 2000, the Company was a leading supplier of cast aluminum wheels in the European market. Substantially all of the Company’s European cast aluminum wheels were sold to BMW, DaimlerChrysler, Ford, General Motors, Fiat, Volkswagen, Porsche, Peugeot, Renault, Nissan and Volvo. In 2000, the Company believes approximately 31% of passenger cars and light trucks in Europe used cast aluminum wheels.

      Manufacturing. The Company utilizes low pressure casting technologies in Europe. Engineering, research and development for the Company’s European cast aluminum wheel operations is currently performed at the Company’s Dello, Italy; Hoboken, Belgium; and Johannesburg, South Africa facilities.

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

      Competition. The Company’s primary competitors in the South American cast aluminum wheel market for passenger cars are Italmagnesio and Mangels. The Company’s primary competitor in the South African cast aluminum wheel market for passenger cars is Tiger Wheels. The Company’s primary competitor in the Asian cast aluminum wheel market for passenger cars is Enkei.

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

      The Company’s fabricated wheel products, including fabricated steel wheels, fabricated aluminum wheels, chrome steel wheels, full face steel wheels, and clad-covered wheels, have been well received by its customers. The Company believes that new contracts obtained in 2000 relating to these products have positioned this group for significant future growth. Currently, the Company produces fabricated aluminum wheels for Ford, General Motors, DaimlerChrysler and Toyota, including a full face, styled version for the Ford F150 truck.

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

      Customers. The Company estimates that it is the largest supplier of steel wheels in North America for fiscal 2000. Approximately 88% of the Company’s North American steel wheels were sold to General Motors, Ford and DaimlerChrysler in fiscal 2000.

      Manufacturing. The Company’s fabricated steel and fabricated aluminum wheels are manufactured by a continuous in-line process, thus enhancing quality standardization and reducing work-in-process inventory. Although tooling is relatively expensive for steel wheels, a particular style is likely to be run for a customer in high volume over a long period, lowering the unit production cost.

      Competition. The Company’s primary competitors in the North American steel wheel market for passenger cars and light trucks are ArvinMeritor, Accuride, Topy and Central Manufacturing Company.

Europe

      In Europe, the Company has four fabricated wheel manufacturing facilities, which are located in Königswinter, Germany; Manresa, Spain; Manisa, Turkey; and Ostrava, Czech Republic, where it designs, manufactures and distributes a full-line of fabricated steel wheels for sale to both OEMs and the aftermarket of the automotive industry throughout Europe.

      Customers. The Company was a leading supplier of fabricated wheels manufactured in Europe in 2000. The Company’s principal customers include Volkswagen, Audi, Skoda, General Motors, Vauxhall, Opel, DaimlerChrysler, Mitsubishi, Ford, Landrover, Volvo, BMW, PSA, Seat, Renault, Toyota, Nissan, Suzuki and Kromag. In Eastern Europe, the Company’s principal customer is Skoda, the national automobile manufacturer of the Czech Republic, for which the Company is the sole supplier of steel wheels.

      Manufacturing. The Company’s Königswinter, Germany facility has state-of-the-art, automated production equipment and extensive research and development facilities. The Company’s lightweight steel wheel, which is approximately 15% lighter than a traditional steel wheel, was developed and is manufactured at the Königswinter facility. The Company’s Manresa, Spain facility has developed a specialty niche in wheels for light trucks, recreational vehicles and vans. The Manisa, Turkey facility produces wheels for the Turkish market and exports both OEM and aftermarket wheels to Western Europe. It benefits from lower labor rates and has enough available manufacturing space to double the plant’s manufacturing capacity from 1.5 million to 3.0 million wheels. The Company’s Ostrava, Czech Republic facility has completed a new paint facility and installed new steel wheel assembly lines. This equipment is state-of-the-art and was required to meet the volume and quality demands of the Company’s European customers.

      Competition. The Company’s principal competitors for the sale of passenger car and light truck steel wheels in Europe include Michelin Kronprinz, Gianetti-Fergat, Ford and Volkswagen.

South America

      In South America, the Company has one fabricated wheel manufacturing facility, which is located near São Paulo, Brazil, where it designs, manufactures and distributes a full-line of fabricated steel wheels for sale to both OEMs and the aftermarket of the automotive industry throughout Brazil and Argentina.

      Customers. The Company’s principal customers in Brazil and Argentina include Ford, General Motors, DaimlerChrysler, Volkswagen, PSA and Renault.

      Manufacturing. The Company’s Brazilian steel wheel manufacturing facility has its own research and development facility and its operations are being converted to state-of-the-art, automated production equipment.

      Competition. The Company’s principal competitor for the sale of passenger car and light truck steel wheels in Brazil and Argentina is ArvinMeritor.

Suspension Components

      The Company’s suspension components are produced and sold in North America. The Company has four suspension component manufacturing facilities in North America, which are located in Bristol, Indiana; Cadillac, Michigan; Montague, Michigan; and Southfield, Michigan. The Company has completed construction of a new aluminum foundry in Montague, Michigan to meet increased customer demand for aluminum suspension components. In addition, in fiscal 2000, the Company acquired the assets of the Schenk aluminum foundry located in Maulbronn, Germany. Through this acquisition, the Company intends to expand its worldwide production of suspension components.

      The Company’s suspension components consist of: (1) wheel-end attachments and assemblies; and (2) aluminum structural components.

Wheel-End Attachments and Assemblies

      The Company produces aluminum and iron knuckles, spindles and spindle assemblies, iron hub carriers, axle flanges for the corner of the vehicle and control arms. The Company is a major supplier of steering knuckles and spindles to Ford and General Motors. In the North American market, wheel attachments are made from iron, aluminum and steel. As weight reduction initiatives continue and casting technologies improve, aluminum’s market share is expected to grow. However, aluminum is not expected to replace iron completely due to strength requirements on certain vehicle platforms. As a result of its ability to produce both iron and aluminum components, the Company believes that it is well positioned to take advantage of the market trends for these components.

      Customers. The Company is a leading supplier to North American OEMs in wheel-end attachments and assemblies. The Company’s leadership in this segment also extends to certain product niches within the category.

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

      Competition. The Company is a leading supplier of wheel-end attachments and assemblies. Excluding OEM production, the Company’s principal competitor is Carpenter. Other competitors include Metaldyne, Intat and Hitachi. Given the fragmented nature of the market, the Company’s competitors are significantly less visible across the major product areas and OEMs.

Aluminum Structural Components

      The Company also manufactures structural aluminum subframes and crossmembers. Competing metals and processes include stamped steel, hydro-formed steel, and extruded aluminum. Aluminum’s market share of this segment is expected to grow, primarily due to desired weight reductions and ride characteristics. The Company believes that it is well positioned to benefit from this expected increase in penetration of aluminum.

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

      Competition. Given the level of manufacturing expertise required to produce aluminum structural components, there are only four participants in this segment. The Company believes that it is a leading supplier of aluminum structured components and that Alcoa is also a significant manufacturer of aluminum structural components in the marketplace.

Automotive Brake Components

      The Company has two automotive brake facilities in North America, which are located in Homer, Michigan and Monterrey, Mexico. At these facilities, the Company designs, manufactures and distributes automotive brake components consisting primarily of composite metal drums and full cast drums for drum-type brakes and cast iron rotors for disc brakes.

      Customers. In fiscal 2000, the Company’s OEM customers for its automotive brake components were DaimlerChrysler, Ford and Nissan. In addition, the Company sold its remaining automotive brake components, on a Tier 2 basis, to Continental Teves, TRW, Visteon and Delphi Automotive.

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

      Competition. The principal competitors of the Company for the sale of automotive brake components include Delphi, TRW, Bosch, Aisin Seiki and Rassini. The Company believes that Delphi, TRW and Bosch supply brake drums and rotors as well as anti-lock brake systems, while Aisin Seiki and Rassini are suppliers of brake rotors and drums.

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

      Customers. The Company’s largest customers for commercial highway wheels and rims include Trailmobile, Monon, Strick and Great Dane Trailers, while its largest customers for commercial highway brake components include Freightliner, LLC, PACCAR Inc. and Volvo of North America. Of the Company’s commercial highway net sales for fiscal 2000, approximately 60% were to truck and trailer manufacturers and original equipment servicers (“OES”), and 40% were to warehouse distributors.

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

      Competition. The Company competes for sales of commercial highway wheels, rims and brake components on the basis of cost, delivery, quality and service. The Company spends a considerable amount of effort obtaining fleet specifications where purchasers of commercial highway vehicles specify to the truck manufacturers the components to be used. The principal competitors of the Company for the sale of commercial highway wheels and rims include Accuride and Alcoa. The Company believes that Accuride supplies steel wheels, while Alcoa supplies forged aluminum wheels. The principal competitors of the Company for the sale of commercial highway hubs and drums are Gunite, Webb and ArvinMeritor.

  Europe

      The Company manufactures steel truck and trailer wheels for sale to manufacturers of commercial highway vehicles in Europe at its Königswinter, Germany facility. In addition, the Company produces wheels for the forklift truck market at its Ostrava, Czech Republic facility. Recently, the Company underlined its leadership in product and process technology by launching the first truck wheel with an outside valve hole.

Management believes there is a growing need for this product due to the increase in penetration of disc brakes on heavy trucks.

      Customers. The Company is a leading supplier of heavy truck steel wheels sold in Western Europe in 2000. The Company’s principal customers for steel wheels for commercial highway vehicles include DaimlerChrysler, Renault, Western Star, Schmitz Cargobull, Köegal, Volvo, PACCAR and Iveco.

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

South America and Asia

      The Company manufactures steel truck and trailer wheels for sale to manufacturers of commercial highway vehicles in South America at its São Paulo, Brazil facility and in Asia at its Pune, India facility. With the installation of a flow forming machine for truck discs, the Pune, India facility is able to increase its export business.

      Customers. The Company is a leading supplier of heavy truck steel wheels sold in South America. The Company’s principal customers for steel wheels for commercial highway vehicles in South America include Ford, DaimlerChrysler, Volvo, Volkswagen and Roudon. The Company also supplied heavy truck steel wheels in India in 2000. The Company’s largest customers for steel wheels for commercial highway vehicles in India include Bharat Forge, Telco and Volvo (India).

      Manufacturing. At the São Paulo and Pune facilities, the Company produces a variety of tubeless and tube-type wheels for commercial highway vehicles.

      Competition. The Company’s principal competitor for the sale of commercial highway wheels in South America is FNV and the Company’s principal competitor for the sale of commercial highway wheels in India is Wheels of India.

Powertrain Components

      The Company’s powertrain and engine components are produced and sold in North America. The Company has three powertrain and engine component manufacturing facilities in North America, which are located in Wabash, Indiana; Petersburg, Michigan; and Nuevo Laredo, Mexico. At these facilities, the Company designs, manufacturers and distributes a variety of powertrain and engine components, including aluminum and polymer intake manifolds, aluminum cylinder heads, water pumps, brackets and ductile iron exhaust manifolds.

      Customers. The Company supplies the vast majority of its powertrain and engine components (comprised primarily of intake and exhaust manifolds) to Ford, DaimlerChrysler and General Motors. In addition the Company supplies those same products to Japanese transplants including Honda, Nissan and Toyota and other major suppliers such as Visteon and Cummins Engine.

      Manufacturing. The Company, which has specialized in complex design manifolds, is one of the largest lost core producers worldwide. More recently, the Company has developed technologies that the Company believes will ensure the Company’s position in the overall manifold market. Welded technologies are used to produce less complex polymer manifolds utilizing multiple pieces. While the Company currently manufactures a limited number of welded components, the Company is actively developing proprietary processes that management believes are superior to other current welding technologies. The Company believes that this will enable it to capture future growth in this market segment.

      Competition. The Company is a leading independent manufacturer of aluminum intake manifolds in North America. The Company’s primary competitor in aluminum intake manifolds is Fort Wayne Foundry.

The remainder of the market for intake manifolds is highly fragmented and comprises a combination of small independent suppliers and minor positions of large suppliers such as Delphi, Siemens and Solvay. Approximately one-half of the intake manifolds produced in North America are made from aluminum, with the remainder from polymers. Given the Company’s ability to manufacture both aluminum and polymer components, the Company believes that it will remain a leading supplier of these products.

Other Products

      The Company has three non-wheel aluminum operations, collectively called Metaalgieterij Giesen B.V. (“MGG”). MGG is comprised of three facilities, two of which utilize sand-cast, low pressure and high-pressure aluminum casting processes and two of which have machining operations. The sand casting process uses specially designed patterns to create sand molds into which molten aluminum is poured. Sand casting allows MGG to produce complicated pieces in small quantities. The complexity and low volume makes it too costly to manufacture these items using permanent mold casting, such as is used to produce cast aluminum wheels. MGG manufactures a variety of products, including heat exchangers used in gas-fired boilers, intake manifolds and aluminum housings for automotive and heavy truck applications, and a variety of aluminum products for the general machinery and electronics industries. From these facilities the Company is a leading supplier of the cast aluminum heat exchangers for use in gas-fired boilers for the commercial and residential markets in Europe. The Company expects this market to significantly increase over the next five years.

      In North America, the Company’s aftermarket division sells passenger car, light truck and trailer wheels and other automotive products, such as brake controllers. The Company maintains warehouses in Dallas, Texas and Howell, Michigan for this purpose. In the aftermarket, the Company competes with a multitude of manufacturers depending upon the product and market. The Company also designs and builds specialized manufacturing equipment for metal casting, machining and assembly facilities.

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

Investments

Joint Ventures

      The Company has been active in developing strategic alliances around the world through joint ventures to further expand its customer base, improve product range and increase production capabilities and efficiencies. The Company also plans to further enhance its presence in emerging markets. The Company’s expanded worldwide manufacturing and strategic joint venture presence significantly strengthens its ability to meet the global sourcing needs of its customers. Over the past several years, the Company has expanded its emerging market presence by increasing ownership and/ or acquiring outright joint ventures in Brazil, South Africa, India and Thailand. In addition, the Company continues to own minority interests as detailed below:

	%
Joint Venture	Ownership	Location	Products

Hayes Wheels de Venezuela, C.A.	49%	Venezuela	Fabricated Wheels

Continental Lemmerz (Portugal) — Componente para Automoveis, Lda	49%	Portugal	Tire and Wheel Assembly

Hayes Wheels de Mexico, S.A. de C.V. (2 facilities)	40%	Mexico	Fabricated Wheels Cast Aluminum Wheels

Reynolds-Lemmerz Industries	25%	Canada	Cast Aluminum Wheels

Jantas Jant Sanayi ve Ticaret A.S.	25%	Turkey	Commercial Highway Wheels

      In addition, the Company has technical assistance agreements with ATP, a wheel manufacturer in Thailand, and with Colombiana de Frenos S.A., a steel and aluminum wheel manufacturer in Colombia.

Environmental Compliance

      The Company, like most other manufacturing companies, is subject to and is required from time to time to take action at its facilities to comply with federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. In this regard, the Company maintains an ongoing compliance program to anticipate and, if necessary, correct environmental problems. The Company periodically incurs capital expenditures in order to upgrade its pollution control mechanisms and to comply with applicable laws. The Company currently has 16 facilities registered or recommended for registration under ISO 14001 and is working to obtain ISO 14001 Registration at all manufacturing facilities worldwide. The Company believes it is in material compliance with applicable federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. See “Item 3. Legal Proceedings.”

Employees

      At April 15, 2001, the Company had approximately 15,000 employees. Of the Company’s employees in the United States, approximately 6% were represented by the UAW or USW. Collective bargaining agreements with the UAW or USW affecting these employees expire at various times through 2002 and 2003. As is common in many European jurisdictions, substantially all of the Company’s employees in Europe are covered by country-wide collective bargaining agreements. These agreements expire at various times through 2001. Additional agreements are often made with the facility Works Council on an individual basis covering miscellaneous topics of local concern. There are no Company-wide or industry-wide bargaining units in the United States. The Company considers its employee relations to be satisfactory.

Item 2.  Properties

      The Company has its world headquarters in Northville, Michigan. The Company operates 26 facilities in North America with approximately 5.3 million square feet in the aggregate. Within Europe, the Company operates 20 manufacturing facilities with approximately 6.0 million square feet in the aggregate. In South America, Asia and South Africa, the Company operates six manufacturing facilities with approximately 2.0 million square feet in the aggregate. The Company believes that its plants are adequate and suitable for the manufacturing of products for the markets in which it sells. Moreover, the Company believes that it maintains adequate production capacity at its manufacturing facilities to meet current demand for all of its products.

Item 3.  Legal Proceedings

      In the ordinary course of its business, the Company is a party to judicial and administrative proceedings involving its operations and products, which may include allegations as to manufacturing quality, design and safety. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance and established reserves for uninsured liabilities), management believes that the outcome of these proceedings will not have a material adverse effect on the financial condition of the Company.

      Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), the Company currently has potential environmental liability arising out of both its wheel and non-wheel businesses at 16 Superfund sites (the “Sites”). Of the Sites, five Sites were related to the operations of Motor Wheel prior to the divestiture of that business by The Goodyear Tire & Rubber Co. (“Goodyear”). In connection with the 1986 purchase of Motor Wheel by MWC Holdings, Inc. (“Holdings”), Goodyear agreed to retain all liabilities relating to these Sites and to indemnify and hold Holdings harmless with respect thereto. Goodyear has acknowledged this responsibility and is presently representing the interests of the Company with respect to all matters relating to these five Sites.

      As a result of activities which took place at the Company’s Howell, Michigan facility prior to its acquisition by the Company, the State of Michigan is performing, under CERCLA, a remedial investigation/feasibility study of PCB contamination at this Site, and in the adjacent South Branch of the Shiawasee River. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. (“Cast Forge”) (the previous owner of this Site) and the State of Michigan, any additional PCB cleanup which may be required is the financial responsibility of the State of Michigan, and not of Cast Forge or its successors or assigns (including the Company). The federal Environmental Protection Agency (the “EPA”) has concurred in the consent judgment.

      The Company is working with various government agencies and the other parties identified by the applicable agency as “potentially responsible parties” to resolve its liability with respect to six Sites. The Company’s potential liability at each of these Sites is not currently anticipated to be material.

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

      The Company had 28,455,995 shares of Common Stock outstanding and 105 record holders as of April 23, 2001. The Company’s shares are traded on The New York Stock Exchange (“NYSE”) under the symbol “HAZ.” Set forth below are the high and low closing prices for the Company’s Common Stock as reported on the NYSE for each quarterly period during the last two fiscal years.

	High	Low

Fiscal Year Ended January 31, 2001

Quarter ended January 31, 2001	$11.000	$4.625

Quarter ended October 31, 2000	14.313	9.188

Quarter ended July 31, 2000	16.375	11.938

Quarter ended April 30, 2000	20.313	15.125

Fiscal Year Ended January 31, 2000

Quarter ended January 31, 2000	$22.000	$14.188

Quarter ended October 31, 1999	30.625	21.625

Quarter ended July 31, 1999	32.500	27.875

Quarter ended April 30, 1999	32.688	20.500

      Since the Motor Wheel Transactions and the Recapitalization, the Company has not paid dividends on its Common Stock and does not intend to pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

      The following table sets forth selected consolidated financial data with respect to the Company for the five fiscal years ended January 31, 2001. The information set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page F-1.

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	1997	1998	1999	2000	2001

	(Amounts in millions, except share amounts)

Income Statement Data:

Net sales	$778.2	$1,269.8	$1,672.9	$2,296.4	$2,171.3

Depreciation and amortization	47.6	71.2	87.8	136.1	152.9

Interest expense, net	48.5	90.4	94.9	153.3	163.3

Earnings (loss) before extraordinary loss(1)	(65.5)	31.4	52.0	65.1	(41.8)

Extraordinary loss	7.4	—	8.3	—	—

Net income (loss)(1)	$(72.9)	$31.4	$43.7	$65.1	$(41.8)

Balance Sheet Data:

Total assets	$1,183.1	$1,758.9	$2,110.9	$2,727.4	$2,811.1

Long-term debt	710.2	897.0	988.4	1,454.2	1,708.3

Stockholders’ equity (deficit)	(41.1)	161.5	220.9	218.9	155.4

Per Share Data:

Earnings (loss) before extraordinary loss(1)	$(2.36)	$1.12	$1.60	$2.06	$(1.41)

Extraordinary loss, net of tax	(0.27)	—	(0.25)	—	—

Earnings (loss) per share(1)	$(2.63)	$1.12	$1.35	$2.06	$(1.41)

Dividends declared per share	$0.015	—	—	—	—

Average shares outstanding (in thousands)	27,703	28,132	32,411	31,512	29,652

(1)	Includes non-recurring charge of $87.8 million pre-tax ($50.9 million after tax) for the year ended January 31, 2001 as discussed below.

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

Fiscal 2000 Compared to Fiscal 1999

  Non-Recurring Charge

      During the third quarter of fiscal 2000, the Company recorded a non-recurring charge of $87.8 million related to restructuring activities initiated in response to continued softening in the heavy truck and light vehicle markets. This non-recurring charge is recorded in the Consolidated Statement of Operations in the following categories:

	Long-Lived	Inventory and Other
	Asset	Current Asset	Workforce
	Impairment	Write-offs	Reductions	Other	Total

Cost of goods sold	—	5.0	—	—	5.0

Marketing, general and administration	—	3.0	—	4.2	7.2

Other (income) expense, net	64.4	2.1	6.7	2.4	75.6

	64.4	10.1	6.7	6.6	87.8

      The long-lived asset impairment relates principally to excess and obsolete machinery and equipment removed from service due to the softening market conditions. Such assets were written down to fair value based on the expected proceeds from the disposal of such machinery and equipment. Inventory and other current asset write-offs were recorded to reduce the carrying value of excess and obsolete inventory, customer tooling, and accounts receivable.

      As a result of these current market conditions and the resulting restructuring initiative, the Company implemented a workforce reduction program. The charge of $6.7 million recorded in the third quarter, which relates to 387 employees, is expected to be paid over the next 12-18 months. At January 31, 2001, $5.0 million was unpaid and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

  Net Sales

      The Company’s net sales for fiscal 2000 were $2,171.3 million, a decrease of 5.4% as compared to net sales of $2,296.4 million for fiscal 1999. The decrease was principally due to decreases in heavy truck and light vehicle production in North America. This decrease was partially offset by higher sales in the European Wheel Group despite the weakening of the Euro against the dollar by approximately 13%.

Gross Profit

      The Company’s gross profit for fiscal 2000 decreased to $306.6 million or 14.1% of net sales, as compared to $407.2 million or 17.7% of net sales for fiscal 1999. This decrease reflects decreases in heavy truck and light vehicle production in North America and inefficiencies related to changes in production schedules during the third and fourth quarter of fiscal 2000. In addition, gross margin was negatively impacted by the write off of $5.0 million in excess and obsolete inventories in the third quarter of fiscal 2000 as previously described.

Marketing, General and Administrative

      Marketing, general and administrative expenses were $98.1 million or 4.5% of net sales for fiscal 2000, as compared to $92.4 million or 4.0% of net sales for fiscal 1999. The majority of the increase was attributable to the non-recurring charge described above.

Engineering and Product Development

      Engineering and product development costs were $16.6 million or 0.8% of net sales for fiscal 2000, as compared to $20.6 million or 0.9% of net sales for fiscal 1999, principally reflecting the timing of recovery of costs from customers.

Equity in (earnings) losses of unconsolidated subsidiaries

      Equity in (earnings) losses of unconsolidated subsidiaries was $1.7 million in losses for fiscal 2000, as compared to $1.2 million in earnings for fiscal 1999. The losses for fiscal 2000 are due to various operating issues associated with the Company’s interest in Reynolds-Lemmerz Industries, Canada, and market conditions impacting the Company’s interests in joint ventures in Mexico and Portugal.

Interest expense, net

      Net interest expense was $163.3 million for fiscal 2000, as compared to $153.3 million for fiscal 1999. This increase is due to the increase in borrowings and interest rates.

Fiscal 1999 Compared to Fiscal 1998

  Net Sales

      The Company’s net sales for fiscal 1999 were $2,296.4 million, an increase of 37.3% as compared to net sales of $1,672.9 million for fiscal 1998. This increase was due to the additional sales contributed as a result of the acquisition of CMI, which was effective February 3, 1999 (the “CMI Acquisition”), the additional sales contributed by the acquisitions completed by the Company in 1999 (the “1999 Acquisitions”) and higher sales in the North American Automotive Wheel group. These sales increases were partially offset by lower selling prices, due to the pass through of lower aluminum costs, and the maxi-devaluation of the Brazilian economy.

Gross Profit

      The Company’s gross profit for fiscal 2000 increased to $407.2 million or 17.7% of net sales, as compared to $289.8 million or 17.3% of net sales for fiscal 1998. This increase in margin was attributable to the increased revenues and improved productivity in the majority of the Company’s businesses.

Marketing, General and Administrative

      Marketing, general and administrative expenses were $92.4 million or 4.0% of net sales for fiscal 1999, as compared to $71.0 million or 4.2% of net sales for fiscal 1998. The improvement in expenses as a percent of sales was attributable to synergies realized as a result of the CMI Acquisition and the 1999 Acquisitions.

Engineering and Product Development

      Engineering and product development costs were $20.6 million or 0.9% of net sales for fiscal 1999, as compared to $20.2 million or 1.2% of net sales for fiscal 1999. Despite the increase in costs attributable to the CMI Acquisition and the 1999 Acquisitions, engineering and product development costs as a percent of sales improved over the prior fiscal year.

Amortization of intangible assets

      Amortization of intangibles increased by $12.1 million to $28.7 million for fiscal 1999. This increase is attributable to the increased goodwill recognized as a result of the CMI Acquisition and the 1999 Acquisitions.

Interest expense, net

      Net interest expense was $153.3 million for fiscal 1999, an increase of $58.4 million over fiscal 1998. This increase was due to the increase in debt as a result of the CMI Acquisition and the 1999 Acquisitions.

Capital Resources and Liquidity

      The Company’s operations used $8.3 million in cash for fiscal 2000, compared to providing $250.9 million in cash for fiscal 1999. This decrease results principally from the decrease in net income as well as the increase in inventory and the decrease in accounts payable due to production slowdowns during the fourth quarter of fiscal 2000 and, to a lesser extent, changes in supplier terms.

      Capital expenditures for fiscal 2000 were $157.1 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates that capital expenditures for fiscal 2001 will be approximately $125.0 million relating primarily to maintenance and cost reduction programs and to meet demand for new vehicle platforms.

      On February 3, 1999, the Company entered into a third amended and restated credit agreement (the “Credit Agreement”). Pursuant to the Credit Agreement, a syndicate of lenders agreed to lend the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. Such term loan and revolving credit facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of the Company’s existing and future foreign subsidiaries. As of January 31, 2001, there was $385.3 million outstanding under the term loan facilities which represents the total amount available under the facility. At January 31, 2001, there was $313.3 million outstanding under the revolving credit facility and $336.7 million available.

      On July 12, 2000, the Company entered into a first amendment to the Credit Agreement. Pursuant to such first amendment, the Company was permitted to repurchase shares of its common stock and the limitation on capital expenditures was deleted. The changes in the first amendment have been superseded by subsequent amendments to the Credit Agreement. On December 8, 2000, the Company entered into a second amendment to the Credit Agreement. Pursuant to such second amendment, financial covenants regarding the leverage ratio, the interest coverage ratio and the fixed charge coverage ratio were modified and a financial covenant regarding the senior leverage ratio was added. In addition, an annual limit on capital expenditures was added, the stock repurchase authority was deleted, a cumulative limit on acquisitions was deleted and the interest rate was increased based on changes in the leverage ratio. On March 9, 2001, the Company entered into a third amendment to the Credit Agreement. Pursuant to such third amendment, financial covenants regarding the leverage ratio were amended and the interest rate was increased based on changes in the leverage ratio. On April 20, 2001, the Company entered into a fourth amendment to the Credit Agreement. Pursuant to such fourth amendment, financial covenants regarding the leverage ratio, the interest coverage ratio, the fixed charge coverage ratio and the senior leverage ratio were amended. In addition, certain limits on indebtedness under the revolving credit facility were deleted, the covenant on use of proceeds from asset sales was amended, the capital expenditure limits were amended and monthly reporting was added. The text of the fourth amendment is filed as an exhibit to this Form 10-K.

      In April 1998, the Company entered into a three-year agreement pursuant to which the Company and certain of its subsidiaries sold, and will continue to sell on an ongoing basis, a portion of their accounts receivables to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and will transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and will sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has collection and administrative responsibilities with respect to all the receivables which are sold. Receivables sold at January 31, 2001 total $71.6 million.

      This trade securitization agreement expires May 1, 2001. The Company intends to replace the current agreement with another trade securitization program. To the extent a replacement agreement has not been secured when the current agreement expires, the Company plans to finance outstanding receivables with amounts available under its revolving credit facility.

      During the second quarter of fiscal 2000, the Board of Directors approved the repurchase of up to an aggregate of $30.0 million of the Company’s outstanding common stock. The Company repurchased approximately 1.9 million shares of its common stock for an aggregate purchase price of approximately $26.3 million during fiscal 2000.

      At January 31, 2001, management believes that the Company was in compliance with the various covenants under the amended agreements pursuant to which it has borrowed or may borrow money.

Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending January 31, 2002.

      The Company’s liquidity needs arise primarily from principal and interest payments under the outstanding indebtedness, and from the funding of capital expenditures. Principal and interest payments under the Credit Agreement and interest payments on the Company’s 9 1/8% Series B Senior Subordinated Notes due 2007 in the original principal amount of $400 million (the “9 1/8% Notes”), the Company’s 11% Senior Subordinated Notes due 2006 in the original principal amount of $250 million (the “11% Notes”) and the Company’s 8 1/4% Series B Senior Subordinated Notes due 2008 in the original principal amount of $250 million (the “8 1/4% Notes”), will represent significant liquidity requirements for the Company. The loans under the Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company.

      The Company believes that cash generated from operations, together with amounts available under the Credit Agreement and any other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs through the first quarter of fiscal 2002 and thereafter, although no assurance can be given in this regard. The Company’s future operating performance and ability to service or refinance the 11% Notes, the 9 1/8% Notes and the 8 1/4% Notes, which notes rank pari passu with each other, and to repay, extend or refinance the Third Amended Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.

Market Risks

      In the normal course of business the Company is exposed to market risks arising from changes in foreign exchange rates, interest rates and raw material prices. The Company selectively uses derivative financial instruments to manage these risks, but does not enter into any derivative financial instruments for trading purposes.

Foreign Exchange

      The Company has global operations and thus makes investments and enters into transactions in various foreign currencies. In order to minimize the risks associated with global diversification, the Company first seeks to internally net foreign exchange exposures, and uses derivative financial instruments to hedge any remaining net exposure. The Company uses forward foreign currency exchange contracts on a limited basis to reduce the earnings and cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled. In addition, the Company has entered into seven cross currency interest rate swaps to hedge a portion of its investments in Europe. The currency effects of these swaps are reflected in the cumulative translation adjustments component of other accumulated comprehensive income, where they offset the gain or loss associated with the investments in Europe.

      The Company periodically analyzes the impact of foreign exchange fluctuations on earnings and has determined that, at January 31, 2001, a 10% increase or decrease in foreign exchange rates would not have a material effect on earnings.

Interest Rates

      The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt, and certain specific interest rate cap agreements. At January 31, 2001, approximately 47% of the Company’s debt was variable rate debt. The Company believes that a 10% increase or decrease in the interest rate on variable rate debt could affect earnings by approximately $7.9 million.

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

Other Matters

      The Company does not believe that sales of its products are materially affected by inflation, although there can be no assurance that such an effect will not occur in the future. In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. In the United States, the Company adjusts the sales prices of its aluminum wheels every three months, if necessary, to reflect fully any increase or decrease in the price of aluminum. As a result, the Company’s net sales of aluminum wheels are adjusted, although gross profit per wheel is not materially affected. Aluminum prices steadily increased during fiscal 2000. From time to time, the Company enters into futures contracts or purchase commitments solely to hedge against possible aluminum price changes that may occur between the dates of aluminum wheel price adjustments. Pricing and purchasing practices are similar in Europe, but opportunities to recover increased material costs from customers are more limited than in the United States.

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

New Accounting Pronouncements

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain financial statement disclosures. SFAS 140 is effective for transactions occurring after March 31, 2001. The new disclosure requirements are effective for fiscal years ending after December 15, 2000. Adoption of this replacement standard is not anticipated to have a material effect on the Company’s financial position or results of operations when adopted.

      In June 1998, June 1999 and June 2000, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133.” These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement or as part of accumulated other comprehensive income, and requires that a Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This accounting is effective for fiscal years beginning after June 15, 2000. The Company will adopt this standard on February 1, 2001 and adoption will not have a material impact on the Company’s financial position or results of operations.

Euro Conversion

      On January 1, 2000, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the “Euro,” which became the legal currency on that date. The participating countries’ former national currencies continue to exist as denominations of the Euro until January 1, 2002. The Company has established a steering committee that is monitoring the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions. While the Company is still in various stages of assessments and implementation, the Company does not expect the conversion to the Euro to have a material affect on its financial condition or results of operations.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information responsive to this Item regarding the directors of the Company is contained in the Company’s definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held on June 14, 2001 (the “Proxy Statement”), under the captions “Proposals — Election of Directors” and “Board of Directors — Directors Continuing in Office,” which information is incorporated herein by reference.

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

			Date of
Name	Title	Age	Appointment	Experience

Ranko “Ron” Cucuz	Chief Executive Officer	57	October 1992	Chairman of the Board of Directors of the Company since July 1996; Director of the Company since October 1992.

			Date of
Name	Title	Age	Appointment	Experience

Hans-Heiner Büchel	Vice President — President, European Fabricated Wheels	49	February 2000	General Manager of the Company’s fabricated wheel facility in Königswinter, Germany since June 1997; Technical Director of Hayes Lemmerz Werke GmbH, December 1991 to May 1997.
Giancarlo Dallera	Vice President — President, European Wheels Group	54	February 2000	Vice President — President, European Aluminum Wheels, October 1992 to January 2000; Chief Executive Officer and Chairman of the Board of Hayes Lemmerz, S.p.A., Hayes Lemmerz Barcelona S.A. and Hayes Lemmerz Belgie N.V. since June 1997; Managing Director, Director and General Manager of Hayes Lemmerz, S.p.A. since April 1990, 1985 and 1981, respectively; Managing Director of Hayes Lemmerz Barcelona S.A. since October 1992.
Harrie Giesen	Vice President — President, Metaalgieterij Giesen B.V.	50	March 1998	Managing Director of Metaalgieterij Giesen B.V. since September 1985; Managing Director of Alumine, b.v., since 1993.
Miroslav Jaksic	Vice President — President, Suspension Components	41	February 1999	President of Automotive Brake business unit, August 1997 to January 1999; Director of Engineering and Marketing, Automotive Brake business unit, July 1996 to August 1997.
Larry Karenko	Vice President — Human Resources and Administration	51	February 1999	Vice President — Human Resources, October 1994 to January 1999.
Ronald L. Kolakowski	Vice President — President, North American Wheels Group	54	February 1999	Vice President — President, North American Aluminum Wheels, November 1995 to January 1999.
William S. Linski	Vice President — President, North American Fabricated Wheels	54	November 1993	Chairman, Supervisory Board of Hayes Lemmerz Autokola, a.s. since 1993.
Robert Lubienski	Vice President — President, Powertrain Components	65	February 1999	Director of Aftermarket Operations, August 1997 to January 1999; Director of Manufacturing of Automotive Brake business unit, March 1996 to July 1997.
Michael C. McGrath	Vice President — President, Commercial Highway and Aftermarket Services Division	56	February 1994	Vice President and General Manager, Kelsey-Hayes Parts Division, February 1990 to January 1994.
John Salvette	Vice President — President, North American Components Group	45	February 2000	Vice President — Finance, Cast Components Group, February 1999 to January 2000; Vice President — Finance, Hayes European Operations, July 1997 to January 2000; Treasurer, February 1995 to June 1997.

			Date of
Name	Title	Age	Appointment	Experience

Daniel M. Sandberg	Vice President — President, Automotive Brake Components	41	February 1999	Vice President — International Operations, January 1997 to January 1999; Vice President — General Counsel, March 1994 to January 2000.
William D. Shovers	Vice President — Finance; Chief Financial Officer	47	February 1993	Director of Hayes Lemmerz S.p.A. since October 1993.
Patrick B. Carey	General Counsel and Secretary	37	February 1999	Assistant General Counsel and Assistant Secretary, February 1997 to January 1999; Attorney, Timmis & Inman, LLP (Detroit, Michigan), March 1995 to January 1997.

Item 11.  Executive Compensation

      The response to this Item is contained in the Proxy Statement under the captions “Board of Directors — Director Compensation” and “Appendix C — Executive Compensation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The response to this Item is contained in the Proxy Statement under the caption “Appendix B — Stockholdings,” which information is incorporated herein by reference.

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

           The following financial statements of the registrant are filed herewith as part of this report:

           (1)  Independent Auditors’ Report

           (2)  Consolidated Statements of Operations for the years ended January 31, 2001, 2000 and 1999

           (3)  Consolidated Balance Sheets at January 31, 2001 and 2000

(4)	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended January 31, 2001, 2000 and 1999

           (5)  Consolidated Statements of Cash Flows for the years ended January 31, 2001, 2000 and 1999

           (6)  Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules for fiscal 2000, 1999 and 1998

      Schedule II Valuation and Qualifying Accounts. All other schedules are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

      3.  Exhibits

(D)	2.1	Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and MWC Holdings, Inc. (“Holdings”).
(G)	2.2	Purchase Agreement, dated as of June 6, 1997, among the Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and the shareholders of Lemmerz Holding GmbH.
(L)	2.3	Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL — CMI Holding Co., CMI International, Inc. and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust Agreement dated December 2, 1981, as amended and restated.
(E)	3.1	Restated Certificate of Incorporation of the Company and Certificate of Correction thereof.
(E)	3.2	Amended and Restated By-Laws of the Company.
(E)	3.3	Certificate of Merger of Holdings into the Company, filed with the Secretary of State of Delaware on July 2, 1996.
(J)	3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
(A)	4.1	Reference is made to Exhibits 3.1 and 3.2.
(D)	4.6	Form of Subscription Agreement between the Company and the New Investors.
(H)	4.7	Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.8	Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp., Merrill Lynch Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co. Inc. and Salomon Brothers Inc.
(I)	4.9	Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.10	Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp. and Merrill Lynch Pierce Fenner & Smith Incorporated.
(M)	4.11	Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and The Bank of New York, a New York banking corporation, as Trustee.
(M)	4.12	Registration Rights Agreement, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchasers.
(A)	10.2	Tax Sharing Agreement among the Company, Kelsey-Hayes Company and K-H.
(B)	10.3	Conveyance and Transfer Agreement, dated as of December 15, 1992, between the Company and Kelsey-Hayes Company.
(A)	10.5	Michigan Workers’ Compensation Claims Payment Guarantee between the Company and Kelsey-Hayes Company.
(A)	10.6*	1992 Incentive Stock Option Plan.
(A)	10.7*	Long-Term Savings Plan.
(A)	10.8	Non-competition Agreement between the Company and Varity Corporation.

(A)	10.9*		Employment Agreement, dated February 1, 1993, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(C)	10.13		Project Funds Agreement, dated November 12, 1993, between Hayes Wheels Autokola NH, a.s. (“Autokola”), the Company and International Finance Corporation (“IFC”).
(C)	10.14		Fee Clawback Agreement, dated November 12, 1993, between Autokola, the Company and IFC.
(C)	10.15		Subordination Agreement, dated November 12, 1993, between Autokola, Nova Hut a.s., the Company and IFC.
(C)	10.16		Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(A)	10.17	*	Employee Benefits Agreement.
(E)	10.22		Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit B to the Stockholders’ Agreement filed as Exhibit 2.2).
(F)	10.23	*	First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(G)	10.24		Consulting Agreement, dated as of June 6, 1997, between the Company and H.K.L., L.L.C.
(G)	10.25		Consulting Agreement, dated as of June 6, 1997, between the Company and Horst Kukwa-Lemmerz.
(H)	10.26		Amended and Restated Stockholders’ Agreement, dated as of June 30, 1997, among the Company, Joseph Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and TSG Capital Fund II, L.P. and the shareholders of Lemmerz Holding GmbH.
(K)	10.28	*	Managing Director’s Service Agreement, dated September 25, 1997, between Hayes Lemmerz Holding GmbH and Klaus Junger.
(M)	10.29		Third Amended and Restated Credit Agreement, dated as of February 3, 1999 (the “Credit Agreement”), among the Company, as Borrower, the several banks and other financial institutions from time to time Parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
(N)	10.30		Amendment No. 2 to Credit Agreement dated December 8, 2000.
(O)	10.31		Amendment No. 3 and Consent to Credit Agreement dated March 9, 2001.
(P)	10.32		Amendment No. 4 to Credit Agreement dated April 20, 2001.
(P)	12		Computation of Ratios.
(P)	21		Subsidiaries of the Company.
(P)	23		Consent of KPMG LLP.
(P)	24		Powers of Attorney.

LEGEND FOR EXHIBITS

(A)	Incorporated by reference from the Company’s Registration Statement No. 33-53780 on Form S-l, filed with the SEC on October 27, 1992, as amended.

(B)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal Year Ended January 31, 1993, filed with the SEC.

(C)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(D)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(E)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(F)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1997, filed with the SEC.

(G)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.

(H)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(I)	Incorporated by reference from the Company’s Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(J)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(K)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998, filed with the SEC.

(L)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(M)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(N)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC.

(O)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 16, 2001, filed with the SEC.

(P)	Filed herewith.

*	Denotes a compensatory plan, contract or arrangement.

      The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

(b)  Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K with the SEC during the fiscal quarter ended January 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.

HAYES LEMMERZ INTERNATIONAL, INC.

By:	/s/ WILLIAM D. SHOVERS

William D. Shovers
Vice President— Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RANKO CUCUZ Ranko Cucuz	Chairman of the Board of Directors, Chief Executive Officer and Director	April 30, 2001
/s/ WILLIAM D. SHOVERS William D. Shovers	Vice President—Finance, Chief Financial Officer and Chief Accounting Officer	April 30, 2001
/s/ CLEVELAND A. CHRISTOPHE* Cleveland A. Christophe	Director	April 30, 2001
/s/ ANTHONY GRILLO* Anthony Grillo	Director	April 30, 2001
/s/ ANDREW R. HEYER* Andrew R. Heyer	Director	April 30, 2001
/s/ HORST KUKWA-LEMMERZ* Horst Kukwa-Lemmerz	Director	April 30, 2001
/s/ PAUL S. LEVY* Paul S. Levy	Director	April 30, 2001
/s/ JEFFREY C. LIGHTCAP* Jeffrey C. Lightcap	Director	April 30, 2001
/s/ WEINARD MEILICKE* Weinard Meilicke	Director	April 30, 2001
/s/ JOHN S. RODEWIG* John S. Rodewig	Director	April 30, 2001
/s/ RAY H. WITT* Ray H. Witt	Director	April 30, 2001
/s/ DAVID Y. YING* David Y. Ying	Director	April 30, 2001
*By /s/ PATRICK B. CAREY Patrick B. Carey Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS

HAYES LEMMERZ INTERNATIONAL, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Hayes Lemmerz International, Inc.

      We have audited the accompanying consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended January 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Detroit, Michigan

February 26, 2001, except Note 8,
which is dated April 25, 2001

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of dollars, except per share amounts)

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2001	2000	1999

Net sales	$2,171.3	$2,296.4	$1,672.9

Cost of goods sold	1,864.7	1,889.2	1,383.1

Gross profit	306.6	407.2	289.8

Marketing, general and administration	98.1	92.4	71.0

Engineering and product development	16.6	20.6	20.2

Amortization of intangible assets	28.2	28.7	16.6

Equity in (earnings) losses of unconsolidated subsidiaries	1.7	(1.2)	(0.6)

Other (income) expense, net	66.4	(6.0)	(5.4)

Earnings from operations	95.6	272.7	188.0

Interest expense, net	163.3	153.3	94.9

Earnings (loss) before taxes on income, minority interest and extraordinary loss	(67.7)	119.4	93.1

Income tax (benefit) provision	(28.5)	51.3	39.1

Earnings (loss) before minority interest and extraordinary loss	(39.2)	68.1	54.0

Minority interest	2.6	3.0	2.0

Earnings (loss) before extraordinary loss	(41.8)	65.1	52.0

Extraordinary loss, net of tax	—	—	8.3

Net income (loss)	$(41.8)	$65.1	$43.7

Basic net income (loss) per share:

Income (loss) before extraordinary loss	$(1.41)	$2.15	$1.72

Extraordinary loss, net of tax	—	—	(0.27)

Basic net income (loss) per share	$(1.41)	$2.15	$1.45

Diluted net income (loss) per share:

Income (loss) before extraordinary loss	$(1.41)	$2.06	$1.60

Extraordinary loss, net of tax	—	—	(0.25)

Diluted net income (loss) per share	$(1.41)	$2.06	$1.35

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share amounts)

	January 31,	January 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$—	$25.9

Receivables net of allowance of $8.5 at January 31, 2001 and $6.3 at January 31, 2000	270.1	188.7

Inventories	201.2	175.6

Deferred tax assets	43.8	37.3

Prepaid expenses and other	18.3	9.4

Total current assets	533.4	436.9

Property, plant and equipment, net	1,139.0	1,178.4

Goodwill and other assets	1,138.7	1,112.1

Total assets	$2,811.1	$2,727.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Bank borrowings	$79.6	$73.6

Current portion of long-term debt	87.3	69.6

Accounts payable and accrued liabilities	476.7	594.3

Total current liabilities	643.6	737.5

Long-term debt, net of current portion	1,621.0	1,384.6

Deferred tax liabilities	102.2	55.8

Pension and other long-term liabilities	278.3	316.3

Minority interest	10.6	14.3

Total liabilities	2,655.7	2,508.5

Stockholders’ equity:

Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.01 per share:

Voting — authorized 99,000,000; issued and outstanding, 25,806,469 at January 31, 2001 and 27,705,019 at January 31, 2000	0.3	0.3

Nonvoting — authorized 5,000,000; issued and outstanding, 2,649,026 at January 31, 2001 and 2000	—	—

Additional paid in capital	237.1	237.1

Retained earnings	16.2	58.0

Common stock in treasury at cost, 1,901,450 shares	(26.3)	—

Accumulated other comprehensive loss	(71.9)	(76.5)

Total stockholders’ equity	155.4	218.9

Total liabilities and stockholders’ equity	$2,811.1	$2,727.4

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years Ended January 31, 2001, 2000, 1999
(Millions of dollars, except share amounts)

						Accumulated
	Common Stock					Other
			Additional		Retained	Comprehensive
		Par	Paid-in	Treasury	Earnings	Income
	Shares	Value	Capital	Stock	(Deficit)	(Loss)	Total

Balance, January 31, 1998	30,088,445	$0.3	$229.4	$—	$(50.8)	$(17.4)	$161.5

Net income	—	—	—	—	43.7	—	43.7

Currency translation adjustment	—	—	—	—	—	17.0	17.0

Minimum pension liability adjustment	—	—	—	—	—	(8.7)	(8.7)

Comprehensive income							52.0

Issuance of common stock	500	—	—	—	—	—	—

Exercise of options	91,540	—	1.7	—	—	—	1.7

Common stock issued with acquisition	143,750	—	5.7	—	—	—	5.7

Balance, January 31, 1999	30,324,235	$0.3	$236.8	$—	$(7.1)	$(9.1)	$220.9

Net income	—	—	—	—	65.1	—	65.1

Currency translation adjustment	—	—	—	—	—	(69.7)	(69.7)

Minimum pension liability adjustment	—	—	—	—	—	2.3	2.3

Comprehensive loss							(2.3)

Issuance of common stock	500	—	—	—	—	—	—

Exercise of options	14,860	—	0.2	—	—	—	0.2

Employee stock awards	14,450	—	0.1	—	—	—	0.1

Balance, January 31, 2000	30,354,045	$0.3	$237.1	$—	$58.0	$(76.5)	$218.9

Net loss	—	—	—	—	(41.8)	—	(41.8)

Currency translation adjustment	—	—	—	—	—	4.8	4.8

Minimum pension liability adjustment	—	—	—	—	—	(0.2)	(0.2)

Comprehensive loss							(37.2)

Issuance of common stock	500	—	—	—	—	—	—

Exercise of options	2,400	—	—	—	—	—	—

Purchase of treasury stock	(1,901,450)	—	—	(26.3)	—	—	(26.3)

Balance, January 31, 2001	28,455,495	$0.3	$237.1	$(26.3)	$16.2	$(71.9)	$155.4

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2001	2000	1999

Cash flows from operating activities:

Net income (loss)	$(41.8)	$65.1	$43.7

Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:

Depreciation and tooling amortization	124.7	107.4	69.9

Amortization of intangibles	28.2	28.7	17.9

Amortization of deferred financing fees	6.5	6.5	4.6

Increase (decrease) in deferred taxes	(41.3)	21.7	18.7

Impairment of long-lived assets and restructuring charges	75.6	—	—

Minority interest	2.6	3.0	2.0

Equity in (earnings) losses of unconsolidated subsidiaries	1.7	(1.2)	(0.6)

Extraordinary loss	—	—	14.4

Gain on disposal of assets/business	—	(8.0)	—

Changes in operating assets and liabilities that increase (decrease) cash flows:

Receivables	0.7	(51.2)	(1.5)

Inventories	(30.0)	5.3	(8.3)

Prepaid expenses and other	(9.1)	11.4	(10.9)

Accounts payable and accrued liabilities	(97.3)	85.4	69.6

Other long-term liabilities	(28.8)	(23.2)	(41.2)

Cash provided by (used in) operating activities	(8.3)	250.9	178.3

Cash flows from investing activities:

Purchase of property, plant and equipment	(157.1)	(196.3)	(134.3)

Tooling expenditures	(18.1)	(6.5)	(21.3)

Purchase of businesses, net of cash acquired	(13.6)	(630.3)	(79.3)

Proceeds from disposal of assets/business	—	39.0	—

Other, net	19.0	(35.4)	(31.9)

Cash used in investing activities	(169.8)	(829.5)	(266.8)

Cash flows from financing activities:

Increase in bank borrowings and revolver	272.4	484.6	49.6

Net proceeds (payments) from accounts receivable securitization	(91.4)	89.6	73.5

Purchase of treasury stock	(26.3)	—	—

Proceeds from the sale of common stock, net and stock options exercised	—	0.2	1.7

Fees paid to issue long term debt	—	(16.5)	(6.4)

Cash provided by financing activities	154.7	557.9	118.4

Effect of exchange rate changes on cash and cash equivalents	(2.5)	(4.7)	(1.7)

Increase (decrease) in cash and cash equivalents	(25.9)	(25.4)	28.2

Cash and cash equivalents at beginning of year	25.9	51.3	23.1

Cash and cash equivalents at end of year	$—	$25.9	$51.3

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended January 31, 2001, 2000 and 1999

(1)  Organization

Description of Business

      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries and references to fiscal year means the Company’s year ended January 31 of the following year (e.g., “fiscal 2000” refers to the period beginning February 1, 2000 and ending January 31, 2001, “fiscal 1999” refers to the period beginning February 1, 1999 and ending January 31, 2000 and “fiscal 1998” refers to the period beginning February 1, 1998 and ending January 31, 1999).

      The Company designs, engineers and manufactures suspension module components, principally for original equipment manufacturers (“OEMs”) of passenger cars, light trucks and commercial highway vehicles worldwide. The Company’s products include one-piece cast aluminum wheels, fabricated aluminum wheels, fabricated steel wheels, full face cast aluminum wheels, clad covered wheels, wheel-end attachments, aluminum structural components, intake and exhaust manifolds, and brake drums, hubs and rotors.

Acquisitions

      On September 2, 2000, the Company acquired the assets of the Schenk aluminum foundry located in Maulbronn, Germany. The purchase price for land, building, equipment and inventory was $6.4 million in cash. Through this acquisition, the Company intends to expand its worldwide production of suspension components.

      In fiscal 2000, the Company purchased an additional 25% interest in NF Die (Proprietary) Ltd., Alrode, South Africa, an aluminum wheel manufacturer. The purchase price of $7.2 million in cash increased the Company’s interest in NF Die from 51% to 76%.

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

Years ended January 31, 2001, 2000 and 1999

(2)  Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s investments in joint ventures are accounted for under the equity method. Financial position and results of operations for these joint venture entities as of, and for the twelve months ended January 31, 2001, 2000 and 1999, respectively, were not material to the consolidated financial statements of the Company.

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

      Expenditures for maintenance, repairs and minor replacements of $82.6 million, $78.4 million and $59.0 million for the years ended January 31, 2001, 2000 and 1999, respectively, were charged to expense as incurred.

      The Company reviews the carrying value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell (see note 11).

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

Years ended January 31, 2001, 2000 and 1999

that the carrying amount may not be recoverable. An impairment would be determined based on a comparison of the undiscounted future operating cash flows anticipated to be generated during the remaining life of the goodwill and other intangibles to the carrying value. Measurement of any impairment loss would be based on discounted operating cash flows.

Research and Development Costs

      Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 2001, 2000 and 1999, were approximately $14.3 million, $14.1 million and $7.5 million, respectively.

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

      The Company has global operations and enters into forward exchange contracts to hedge certain of its foreign currency commitments. Gains and losses from changes in exchange rates on these contracts are deferred and recognized in income when the hedged transaction is settled. The Company also uses cross-currency interest rate swap agreements to hedge a portion of the Company’s net investments in foreign subsidiaries. Related foreign exchange gains and losses on the notional principal amount are included in accumulated other comprehensive income. At January 31, 2001, the Company held $275 million notional amount of cross-currency interest rate swaps, the fair value of which approximates carrying value.

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

Years ended January 31, 2001, 2000 and 1999

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

Statement of Cash Flows

      For purposes of reporting cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The following is additional information to the Consolidated Statements of Cash Flows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2001	2000	1999

Cash paid for interest	$171.2	$149.7	$100.4

Cash paid for income taxes	15.7	15.4	9.6

Non-cash financing activity:

Stock issued in acquisitions	—	—	5.7

Stock-Based Compensation

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” and discloses pro forma net income and pro forma earnings per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS No. 123.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

      Shares outstanding for the years ended January 31, 2001, 2000 and 1999, were as follows (millions of shares):

	2001	2000	1999

Weighted average shares outstanding	29,585	30,335	30,324

Dilutive effect of options and warrants	67	1,177	2,087

Diluted shares outstanding	29,652	31,512	32,411

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

      The components of accumulated other comprehensive income (loss) were as follows (millions of dollars):

	January 31,	January 31,
	2001	2000

Currency translation adjustment	$(65.3)	$(70.1)

Minimum pension liability adjustment	(6.6)	(6.4)

	$(71.9)	$(76.5)

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

(3)  Inventories

      The major classes of inventory are as follows (millions of dollars):

	January 31,	January 31,
	2001	2000

Raw materials	$68.3	$62.3

Work-in-process	60.5	55.9

Finished goods	72.4	57.4

Total	$201.2	$175.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

(4)  Property, Plant and Equipment

      The major classes of property, plant and equipment are as follows (millions of dollars):

	January 31,	January 31,
	2001	2000

Land	$31.2	$30.1

Buildings	259.3	265.5

Machinery and equipment	1,164.7	1,151.6

	1,455.2	1,447.2

Accumulated depreciation	(316.2)	(268.8)

Property, plant and equipment, net	$1,139.0	$1,178.4

(5)  Goodwill and Other Assets

      Goodwill and other assets consist of the following (millions of dollars):

	January 31,	January 31,
	2001	2000

Goodwill and other intangibles	$922.5	$955.0

Unamortized debt issuance costs	34.2	38.0

Investments in joint ventures	21.9	28.9

Deferred tax assets	102.2	31.6

Other	57.9	58.6

Total	$1,138.7	$1,112.1

      Goodwill and other intangibles are presented net of accumulated amortization of $122.0 million and $93.8 million at January 31, 2001 and 2000, respectively.

(6)  Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (millions of dollars):

	January 31,	January 31,
	2001	2000

Accounts payable	$336.0	$430.2

Employee costs	34.8	50.5

Accrued interest	6.1	12.1

Other accrued liabilities	99.8	101.5

Total	$476.7	$594.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

(7)  Taxes on Income

      The components of pre-tax income (loss) are as follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2001	2000	1999

United States	$(109.5)	$65.4	$19.0

Foreign	41.8	54.0	59.7

	$(67.7)	$119.4	$78.7

      The (benefit) provision for taxes on income is summarized as follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2001	2000	1999

Current:

Federal and State	$2.3	$(3.3)	$(0.1)

Foreign	10.5	16.0	12.5

	12.8	12.7	12.4

Deferred:

Federal and State	(43.6)	35.5	8.1

Foreign	2.3	3.1	12.5

	(41.3)	38.6	20.6

Extraordinary items (Note 8)	—	—	6.1

Taxes on income excluding extraordinary items	$(28.5)	$51.3	$39.1

      A reconciliation of taxes computed at the statutory 35% rate to the actual provision (benefit) for taxes on income follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2001	2000	1999

Federal taxes computed at statutory rate	$(23.7)	$41.8	$27.4

Increase (decrease) resulting from:

Tax benefit from net operating loss and various tax credit carryforwards	(2.9)	(1.8)	—

Effective tax rate differential on earnings of consolidated foreign affiliates	(4.8)	2.6	0.4

Permanent differences resulting from purchase accounting	6.8	7.0	4.0

All other items	(3.9)	1.7	1.3

Income tax expense (benefit)	$(28.5)	$51.3	$33.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

      Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. The cumulative tax effect of the major items follows (millions of dollars):

	January 31,	January 31,
	2001	2000

Deferred tax assets:

Nondeductible accrued liabilities	$60.7	$70.8

Net operating loss and tax credit carry forwards	141.4	79.0

Pension	6.3	10.2

Inventory	6.7	3.7

Other	22.1	22.0

Total gross deferred tax assets	237.2	185.7

Less valuation allowance	(20.0)	(19.7)

Net deferred tax assets	217.2	166.0

Deferred tax liabilities:

Fixed assets, principally due to differences in depreciation	(142.2)	(118.5)

Intangibles	(20.8)	(19.1)

Other	(10.4)	(15.3)

Total gross deferred tax liabilities	(173.4)	(152.9)

Net deferred tax assets	$43.8	$13.1

      The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the unlikelihood of fully utilizing available net operating loss carry forwards which expire through the year 2012.

      The Company has domestic operating loss carryforwards of approximately $236.0 million expiring in years 2005 through 2022, foreign net operating loss carryforwards of approximately $97.1 million which may be carried forward indefinitely, and alternative minimum and other tax credits of approximately $11.0 million.

(8)  Bank Borrowings and Long-term Debt

      Bank borrowings consist of short-term notes of the Company’s foreign subsidiaries, bearing interest at rates ranging from 5.0% to 8.75%.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

      Long-term debt consists of the following (millions of dollars):

	January 31,	January 31,
	2001	2000

Bank term loan facility maturing February 3, 2005, weighted average interest rates of 7.9% and 7.3% at January 31, 2001 and 2000	$385.3	$439.0

Bank revolving credit facility maturing through 2005, weighted average interest rates of 8.8% and 7.2% at January 31, 2001 and 2000	313.3	8.1
Various foreign bank and government loans maturing through 2006, weighted average interest rates of 7.7% and 6.7% at

January 31, 2001 and 2000	109.7	107.1

8 1/4% Senior Subordinated Notes due 2008	250.0	250.0

9 1/8% Senior Subordinated Notes due 2007	400.0	400.0

11% Senior Subordinated Notes due 2006	250.0	250.0

	1,708.3	1,454.2

Less current portion	87.3	69.6

	$1,621.0	$1,384.6

      During the first quarter of fiscal 1999, the Company entered into a third amended and restated credit agreement (the “Credit Agreement”) which provides for a $450 million term loan facility and a $650 million revolving credit facility. These facilities are guaranteed by the Company and its domestic subsidiaries and are secured by a first priority lien on substantially all of the properties and assets of the Company. As of January 31, 2001, $336.7 million was available under the revolving credit facility. The outstanding balance on the term loans represents the total amount available under the facility.

      The Credit Agreement and certain foreign bank borrowings contain financial covenants, the most restrictive of which include interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations. The Company was in compliance with the amended covenants at January 31, 2001.

      On July 12, 2000, the Company entered into a first amendment to the Credit Agreement. Pursuant to such first amendment, the Company was permitted to repurchase shares of its common stock and the limitation on capital expenditures was deleted. The changes in the first amendment have been superseded by subsequent amendments to the Credit Agreement. On December 8, 2000, the Company entered into a second amendment to the Credit Agreement. Pursuant to such second amendment, financial covenants regarding the leverage ratio, the interest coverage ratio and the fixed charge coverage ratio were modified and a financial covenant regarding the senior leverage ratio was added. In addition, an annual limit on capital expenditures was added, the stock repurchase authority was deleted, a cumulative limit on acquisitions was deleted and the interest rate was increased based on changes in the leverage ratio. On March 9, 2001, the Company entered into a third amendment to the Credit Agreement. Pursuant to such third amendment, financial covenants regarding the leverage ratio were amended and the interest rate was increased based on changes in the leverage ratio. On April 20, 2001, the Company entered into a fourth amendment to the Credit Agreement. Pursuant to such fourth amendment, financial covenants regarding the leverage ratio, the interest coverage ratio, the fixed charge coverage ratio and the senior leverage ratio were amended. In addition, certain limits on indebtedness under the revolving credit facility were deleted, the covenant on use of proceeds from asset sales was amended, the capital expenditure limits were amended and monthly reporting was added.

      Borrowings under the Credit Agreement bear interest at one of the following rates as selected by the Company: (i) the rate per annum equal to the British Bankers’ Association London interbank offered rates (“LIBOR” and “DMBO” in the case of U.S. Dollar and Deutsche Mark debt, respectively) plus the applicable margin or (ii) the CIBC Alternate Base Rate (“ABR”), plus the applicable margin. The CIBC

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

ABR is defined as the highest of (i) the CIBC prime rate or (ii) the Federal Funds rate plus  1/2% or (iii) a certificate of deposit-based rate plus 1%. The weighted average interest rate on borrowings under the Credit Agreement was 8.3% at January 31, 2001. In addition, the Company pays a commitment fee on the unused portion of the revolving credit facility which was at a rate of 0.5% at January 31, 2001.

      In connection with the early repayment of certain term loan facilities in fiscal 1998, the Company recorded an extraordinary loss of $14.4 million ($8.3 million, net of tax) for the write-off of unamortized deferred financing costs associated with the term debt which was repaid.

      In April 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and will continue to sell on an ongoing basis, a portion of their accounts receivable to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and will transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and will sell such trade accounts receivable to an independent issuer of receivable-backed paper. The Company has no retained interest in the receivables sold. The Company has collection and administrative responsibilities with respect to all receivables which were and will be sold and does not receive fees from this servicing arrangement.

      The total amount of receivables sold under the agreement was $71.6 million and $163.0 million at January 31, 2001 and 2000, respectively. These amounts have been excluded from receivables in the accompanying balance sheets.

      This trade securitization agreement expires May 1, 2001. The Company intends to replace the current agreement with another trade securitization program. To the extent a replacement agreement has not been secured when the current agreement expires, the Company plans to finance outstanding receivables with amounts available under its revolving credit facility.

      On December 15, 1998, in connection with, the acquisition of CMI, the Company issued the 8 1/4% Notes, which are redeemable at the Company’s option at specified prices, in whole or in part, at any time on or after December 15, 2003. The 8 1/4% Notes are guaranteed by certain of the Company’s domestic subsidiaries but are subordinated to the Credit Agreement. As of January 31, 2001, the fair value of these notes was $162.5 million.

      In connection with previous acquisitions, the Company has issued senior subordinated notes which are guaranteed by certain of the Company’s domestic subsidiaries but are subordinated to the Credit Agreement. These notes become redeemable at the Company’s option and at specific prices five years before the respective due dates of the notes. The fair value of these notes at January 31, 2001 was $479.0 million.

      Principal repayments on long-term debt and bank borrowings during the next five years ending January 31 are as follows (millions of dollars); 2002 — $87.3; 2003 — $107.9; 2004 — $129.0; 2005 — $143.5; 2006 — $316.5; and thereafter $924.1.

(9)  Leases

      The Company leases certain production facilities and equipment under agreements expiring from 2002 to 2006 and later years. The following is a schedule of future minimum rental payments required under operating

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2001 (millions of dollars):

Year Ending January 31:

2002	$25.0

2003	23.0

2004	20.5

2005	19.7

2006 and later years	26.8

Total minimum payments required	$115.0

      Rent expense was $31.2 million, $26.3 million and $21.5 million for the years ended January 31, 2001, 2000 and 1999, respectively.

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

      In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on an October 31 measurement date, in millions) as of January 31:

	North American Plans

					International Plans
	Pension Benefits		Other Benefits		Pension Benefits

	2001	2000	2001	2000	2001	2000

Change in Benefit Obligation:

Benefit obligation at beginning of year	$160.5	$169.0	$118.4	$123.8	$87.8	$95.3

Service cost	0.4	0.2	0.2	0.2	0.9	0.8

Interest cost	11.8	11.1	8.4	8.2	5.1	5.3

Amendments	(1.1)	0.3	—	2.4	—	—

Actuarial loss (gain)	(7.8)	(3.8)	(12.5)	(3.8)	(3.4)	(2.5)

Benefits paid	(17.4)	(16.3)	(12.2)	(12.4)	(4.9)	(5.1)

Benefit obligation at end of year	$146.4	$160.5	$102.3	$118.4	$85.5	$93.8

Change in Plan Assets:

Fair value of plan assets at beginning of year	$165.9	$159.3	$—	$—	$0.3	$—

Actual return on plan assets	21.4	15.2	—	—	—	—

Company contributions	0.6	7.7	—	—	—	0.2

Benefits paid	(17.4)	(16.3)	—	—	—	—

Fair value of plan assets at end of year	$170.5	$165.9	$—	$—	$0.3	$0.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

	North American Plans

					International Plans
	Pension Benefits		Other Benefits		Pension Benefits

	2001	2000	2001	2000	2001	2000

Funded Status:

Funded status of plan	$24.2	$5.4	$(102.3)	$(118.4)	$(85.2)	$(93.6)

Unrecognized net actuarial (gain) loss	(27.1)	(11.7)	(6.5)	3.6	4.5	8.5

Unrecognized prior service cost	0.7	2.0	5.5	5.9	—	—

Adjustment to recognize additional minimum liability	(1.0)	(1.2)	—	—	(5.6)	(5.2)

Employer contributions	—	—	1.6	1.5	—	—

Accrued benefit cost	$(3.2)	$(5.5)	$(101.7)	$(107.4)	$(86.3)	$(90.3)

Amount recognized in Consolidated Balance Sheet:

Accrued benefit cost	$(2.2)	$(4.3)	$(101.7)	$(107.4)	$(80.7)	$(93.7)

Accumulated other comprehensive income (loss)	(1.0)	(1.2)	—	—	(5.6)	(5.2)

Net amount recognized	$(3.2)	$(5.5)	$(101.7)	$(107.4)	$(86.3)	$(98.9)

      The projected benefit obligation, accumulated projected benefit obligation (“APBO”) and fair value of plan assets for the benefit plans with accumulated benefit obligations in excess of plan assets for the North American plans were $146.4 million, $102.3 million and $170.5 million, respectively, as of January 31, 2001, and $160.5 million, $118.4 million and $165.9 million, respectively, as of January 31, 2000. The components of net periodic benefit costs included in operating results for the years ended January 31, are as follows (millions of dollars):

	North American Plans						International Plans

	Pension Benefits			Other Benefits			Pension Benefits

	2001	2000	1999	2001	2000	1999	2001	2000	1999

Components of net periodic benefit cost (income):

Service cost	$0.4	$0.2	$0.2	$0.2	$0.2	$0.2	$0.6	$0.8	$0.6

Interest cost	11.8	11.1	11.5	8.4	8.2	8.6	4.9	5.4	6.0

Expected return on plan assets	(14.2)	(12.9)	(13.4)	—	—	—	—	—	—

Net amortization and deferral	0.5	0.6	0.3	0.5	0.4	0.1	—	—	—

Curtailment gains	—	—	—	—	—	(1.4)	—	—	—

Net pension cost (income)	$(1.5)	$(1.0)	$(1.4)	$9.1	$8.8	$7.5	$5.5	$6.2	$6.6

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

Years ended January 31, 2001, 2000 and 1999

      The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above were as follows:

	North American Plans
					International
					Plans
	Pension		Other		Pension
	Benefits		Benefits		Benefits

	2001	2000	2001	2000	2001	2000

Weighted average assumptions:

Discount rate	8.00%	7.50%	8.00%	7.00%	6.00%	6.00%

Expected return on plan assets	9.00%	9.00%	N/A	N/A	N/A	N/A

Rate of compensation increase	N/A	5.00%	N/A	N/A	2.10%	2.50%

      At January 31, 2001, the assumed annual health care cost trend rate used in measuring the APBO approximated 5.5%. Increasing the assumed cost trend rate by 1% each year would have increased the APBO and service/interest cost components by approximately $6.6 million and $0.6 million, respectively, for fiscal 2000. Decreasing the assumed cost trend rate by 1% each year would have decreased the APBO and service/interest cost components by approximately $5.8 million and $0.5 million, respectively, for fiscal 2000.

      The Company also has contributory employee retirement savings plans covering substantially all of its employees. The employer contribution is determined at the discretion of the Company and totaled approximately $9.7 million, $7.7 million and $6.4 million for the years ended January 31, 2001, 2000 and 1999, respectively.

(11)  Non-Recurring Charges

      During the third quarter of fiscal 2000, the Company recorded a non-recurring charge of $87.8 million related to restructuring activities initiated in response to continued softening in the heavy truck and light vehicle markets. This non-recurring charge is recorded in the Consolidated Statement of Operations in the following categories:

		Inventory and
	Long-Lived	Other Current	Workforce
	Asset Impairment	Asset Write-Offs	Reductions	Other	Total

Cost of goods sold	—	5.0	—	—	5.0

Marketing, general and administration	—	3.0	—	4.2	7.2

Other (income) expense, net	64.4	2.1	6.7	2.4	75.6

	64.4	10.1	6.7	6.6	87.8

      The long-lived asset impairment relates principally to excess and obsolete machinery and equipment removed from service due to the aforementioned softening market conditions. Such assets were written down to fair value based on the expected proceeds from the disposal of such machinery and equipment. Inventory and other current asset write-offs were recorded to reduce the carrying value of excess and obsolete inventory, customer tooling, and accounts receivable.

      As a result of these current market conditions and the resulting restructuring initiative, the Company implemented a workforce reduction program. The charge of $6.7 million recorded in the third quarter, which relates to 387 employees, is expected to be paid over the next 12-18 months. At January 31, 2001, $5.0 million was unpaid and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

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

      Approximately 6% of the Company’s domestic employees are covered under collective bargaining agreements. These agreements expire at various times through 2003. As is common in many European jurisdictions, substantially all of the Company’s employees in Europe are covered by country-wide collective bargaining agreements. In Europe, bargaining agreements are often made on a local basis and expire at various times throughout 2001. Based on management’s experience, negotiation of new contracts is anticipated without work stoppages.

(13)  Investments in Unconsolidated Affiliates

      As of January 31, 2001, the Company held the following investments which are accounted for under the equity method:

      (i)  a 49% interest in Hayes Wheels de Venezuela, C.A., a fabricated wheel manufacturer in Venezuela;

      (ii)  a 40% interest in Hayes Wheels de Mexico, S.A. de C.V., a cast aluminum and fabricated wheel manufacturer in Mexico;

      (iii)  a 49% interest in Continental Lemmerz (Portugal) — Componente para Automoveis, Lda., a tire and wheel assembly operation in Portugal;

      (iv)  a 25% interest in Reynolds-Lemmerz Industries, a cast aluminum wheel manufacturer in Canada; and

      (v)  a 25% interest in Jantas Jant Sanayi ve Ticaret A.S., a commercial highway steel wheel manufacturer in Turkey.

      The aggregate financial position and results of operations for these entities as of, and for the twelve months ended January 31, 2001, 2000 and 1999, respectively, were not material to the consolidated financial statements of the Company.

(14)  Stock Option Plan

      In 1992, the Company adopted the Hayes Lemmerz International, Inc. 1992 Stock Incentive Plan (the “1992 Plan”), under which 1,000,000 shares of Common Stock were available for issuance with respect to awards granted to officers, management and other key employees of the Company. At January 31, 2001, 276,700 options were exercisable at a price of $10.00, 143,000 options were exercisable at a price of $19.94 and 7,500 options were exercisable at a price of $19.69. At January 31, 2001, there were no shares available for issuance under this plan.

      During 1996, the Company established the Hayes Lemmerz International, Inc. 1996 Stock Option Plan (the “1996 Plan”), under which 3,000,000 shares of Common Stock were made available for issuance with respect to stock option awards granted to officers, management and other key employees of and consultants to the Company. This plan was amended at the August 3, 2000 Stockholders’ meeting to include an additional 500,000 shares available for issuance. Option grants under the 1996 Plan are approved by the Compensation

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

Committee of the Board of Directors and are subject to such terms and conditions as are established by the Compensation Committee at the time it approves such grants. The exercise prices of options granted under the 1996 Plan in fiscal 1998, fiscal 1999 and fiscal 2000 ranged from $13.1875 to $40 per share, which exercise prices represented the Common Stock’s fair market value on the date of each grant. All the options granted during fiscal 1998 and 1999 which, as of January 31, 2001, were outstanding under the 1996 Plan are divided into tranches (each, a “Tranche”) of an equal number of options. The options in each such Tranche vest when both a time condition and a price condition tied to the price of the Company’s Common Stock have been met. In addition, notwithstanding such conditions to vesting, the options currently outstanding under the 1996 Plan become exercisable on certain dates (which dates are currently in all cases at least six years after the option grant date) if the employee to whom they were granted is then still an employee of the Company. The fiscal 2000 option grants become exercisable at the rate of 25% annually on June 15, 2001 and each June 15th thereafter until 2004 if the employee to whom they were granted is then still an employee of the company. At January 31, 2001, 891,542 options were exercisable at a price of $16.00 per share and 53,000 options were exercisable at a price of $32.00 per share.

      In connection with the Lemmerz Acquisition, the Company granted to a former shareholder of Lemmerz an option to acquire 250,000 shares of common stock with an exercise price of $16 per share. This option becomes exercisable at the rate of 20% annually on June 30, 1998 and each June 30th thereafter until 2002.

      Information with respect to all stock options is summarized below:

					Weighted
					Average
					Exercise
	1992 Plan	1996 Plan	Other	Total	Price

Balance as of January 31, 1999	433,200	2,691,327	200,000	3,324,527	17.82

Granted	—	273,000	—	273,000	32.00

Exercised	(6,000)	(8,860)	—	(14,860)	13.58

Forfeited	—	(145,560)	—	(145,560)	30.53

Balance as of January 31, 2000	427,200	2,809,907	200,000	3,437,107	18.42

Granted	—	274,700	—	274,700	13.19

Exercised	—	(2,400)	—	(2,400)	16.00

Forfeited	—	(226,668)	—	(226,668)	27.82

Balance as of January 31, 2001	427,200	2,855,539	200,000	3,482,739	17.40

      The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. If compensation cost had been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below:

	2000	1999	1998

Net income (loss):

As reported	$(41.8)	$65.1	$43.7

Pro forma	(44.1)	62.0	40.3

Diluted earnings per share:

As reported	$(1.41)	$2.06	$1.35

Pro forma	(1.49)	1.97	1.24

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

      The fair value of stock options granted in fiscal 2000, fiscal 1999 and fiscal 1998 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

	2000	1999	1998

Weighted average fair value	$6.69	$15.06	$20.30

Expected volatility	41.0%	41.0%	42.7%

Risk free interest rate	4.9%	5.5%	5.5%

Expected lives	7.0 years	7.0 years	7.0 years

      Dividend yield for all grants was assumed to be insignificant.

      At January 31, 2001, warrants to purchase 2.6 million shares of common stock were outstanding. Each warrant allows the holder thereof to acquire one share of common stock for a purchase price of $24.00. The warrants are exercisable from July 2, 2000 through July 2, 2003.

(15)  Segment Reporting

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

      The following table presents revenues and other financial information by business segment for the year ended January 31, (in millions):

	2001	2000	1999

Revenues:

Automotive Wheels	$1,356.8	$1,358.9	$1,259.6

Cast Components	650.7	702.4	205.0

Other	163.8	235.1	208.3

Total	$2,171.3	$2,296.4	$1,672.9

Net income (loss):

Automotive Wheels	$12.4	$47.3	$37.1

Cast Components	(7.1)	11.0	9.6

Other	(47.1)	6.8	(3.0)

Total	$(41.8)	$65.1	$43.7

Depreciation/amortization:

Automotive Wheels	$91.0	$76.4	$69.5

Cast Components	47.6	43.4	7.1

Other	14.3	16.3	11.2

Total	$152.9	$136.1	$87.8

Capital expenditures:

Automotive Wheels	$81.1	$118.9	$110.7

Cast Components	65.7	63.7	16.1

Other	10.3	13.7	7.5

Total	$157.1	$196.3	$134.3

Total assets:

Automotive Wheels	$1,438.0	$1,492.7	$1,865.7

Cast Components	1,001.9	969.9	215.2

Other	371.2	264.8	30.0

Total	$2,811.1	$2,727.4	$2,110.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

      The following table presents revenues and net property, plant and equipment for each of the geographic areas in which the Company operates (in millions):

	2001	2000	1999

Revenues:

North America	$1,425.8	$1,592.2	$973.5

Europe and other	745.5	704.2	699.4

Total	$2,171.3	$2,296.4	$1,672.9

Net property, plant & equipment:

North America	$711.1	$767.9	$471.2

Europe and other	427.9	410.5	406.8

Total	$1,139.0	$1,178.4	$878.0

      A large percentage of the Company’s revenues are from three automotive manufacturers. The following is a summary of the percentage of revenues from these major customers for the fiscal years ended January 31:

	2001	2000	1999

General Motors Corporation	14.5%	16.3%	15.6%

Ford Motor Company	19.7%	22.0%	16.1%

DaimlerChrysler	17.8%	20.7%	18.1%

(16)  Selected Quarterly Financial Data (Unaudited)

      The following represents the Company’s quarterly results (millions of dollars, except share amounts):

	Quarters Ended

	January 31,	October 31,	July 31,	April 30,	January 31,
	2001	2000	2000	2000	2000

Net sales	$475.4	$558.3	$542.8	$594.8	$565.6

Gross profit	47.1	73.2	84.4	101.9	101.6

Net income (loss)	(16.5)	(47.5)	6.5	15.7	15.6

Basic net income (loss) per share	$(0.58)	$(1.63)	$0.21	$0.52	$0.51

Diluted net income (loss) per share	$(0.58)	$(1.62)	$0.21	$0.51	$0.51

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Quarters Ended

	October 31,	July 31,	April 30,
	1999	1999	1999

Net sales	$598.5	$544.4	$587.9

Gross profit	105.4	94.1	106.1

Net income (loss)	19.9	13.3	16.3

Basic net income (loss) per share	$0.66	$0.44	$0.54

Diluted net income (loss) per share	$0.63	$0.41	$0.51

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

      The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of January 31, 2001 and 2000 and for the twelve month periods ended January 31, 2001, 2000 and 1999, of (a) Hayes Lemmerz International, Inc., the parent (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with guarantor and nonguarantor subsidiaries.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

      The condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of the subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 31, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$(19.3)	$0.3	$19.0	$—	$—

Receivables	100.3	8.8	161.0	—	270.1

Inventories	38.8	47.1	115.3	—	201.2

Prepaid expenses and other	7.3	13.1	46.3	(4.6)	62.1

Total current assets	127.1	69.3	341.6	(4.6)	533.4

Net property, plant and equipment	148.3	279.1	711.6	—	1,139.0

Goodwill and other assets	1,428.4	301.3	715.3	(1,306.3)	1,138.7

Total assets	$1,703.8	$649.7	$1,768.5	$(1,310.9)	$2,811.1

Bank borrowings	$—	$—	$79.6	$—	$79.6

Current portion of long-term debt	72.2	—	15.1	—	87.3

Accounts payable and accrued liabilities	68.3	100.9	310.8	(3.3)	476.7

Total current liabilities	140.5	100.9	405.5	(3.3)	643.6

Long-term debt, net of current portion	1,526.4	—	94.6	—	1,621.0

Deferred income taxes	—	—	102.2	—	102.2

Pension and other long-term liabilities	67.0	53.1	158.2		278.3

Minority interest	—	—	10.6	—	10.6

Parent loans	(185.5)	310.2	(120.3)	(4.4)	—

Total liabilities	1,548.4	464.2	650.8	(7.7)	2,655.7

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	237.1	120.8	1,061.0	(1,181.8)	237.1

Retained earnings (accumulated deficit)	16.2	64.7	155.7	(220.4)	16.2

Common stock in treasury at cost, 1,901,450 shares	(26.3)	—	—	—	(26.3)

Accumulated other comprehensive income (loss)	(71.9)	—	(99.0)	99.0	(71.9)

Total stockholders’ equity	155.4	185.5	1,117.7	(1,303.2)	155.4

Total liabilities and stockholder’s equity	$1,703.8	$649.7	$1,768.5	$(1,310.9)	$2,811.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$6.8	$0.1	$19.0	$—	$25.9

Receivables	34.1	4.2	150.4	—	188.7

Inventories	38.0	46.1	91.5	—	175.6

Prepaid expenses and other	9.1	10.6	44.5	(17.5)	46.7

Total current assets	88.0	61.0	305.4	(17.5)	436.9

Net property, plant and equipment	158.3	339.1	681.0	—	1,178.4

Goodwill and other assets	1,474.6	290.6	726.1	(1,379.2)	1,112.1

Total assets	$1,720.9	$690.7	$1,712.5	$(1,396.7)	$2,727.4

Bank borrowings	$—	$—	$73.6	$—	$73.6

Current portion of long-term debt	57.9	—	11.7	—	69.6

Accounts payable and accrued liabilities	128.6	162.9	326.1	(23.3)	594.3

Total current liabilities	186.5	162.9	411.4	(23.3)	737.5

Long-term debt, net of current portion	1,289.2	—	95.4	—	1,384.6

Deferred income taxes	7.9	—	47.9	—	55.8

Pension and other long-term liabilities	80.3	57.1	181.4	(2.5)	316.3

Minority interest	—	—	14.3	—	14.3

Parent loans	(61.9)	225.2	(166.7)	3.4	—

Total liabilities	1,502.0	445.2	583.7	(22.4)	2,508.5

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	237.1	120.8	1,061.0	(1,181.8)	237.1

Retained earnings (accumulated deficit)	58.0	124.7	144.4	(269.1)	58.0

Accumulated other comprehensive income (loss)	(76.5)	—	(76.6)	76.6	(76.5)

Total stockholders’ equity	218.9	245.5	1,128.8	(1,374.3)	218.9

Total liabilities and stockholder’s equity	$1,720.9	$690.7	$1,712.5	$(1,396.7)	$2,727.4

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended January 31, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$316.5	$626.3	$1,249.6	$(21.1)	$2,171.3

Cost of goods sold	257.3	575.2	1,053.3	(21.1)	1,864.7

Gross profit	59.2	51.1	196.3	—	306.6

Marketing, general and administration	8.5	24.8	64.8	—	98.1

Engineering and product development	0.3	7.5	8.8	—	16.6

Amortization of intangible assets	1.1	8.2	18.9	—	28.2

Equity in (earnings) losses of subsidiaries	48.5	1.8	—	(48.6)	1.7

Other expense, net	4.2	55.0	7.2	—	66.4

Earnings (loss) from operations	(3.4)	(46.2)	96.6	48.6	95.6

Interest expense, net	31.7	56.5	75.1	—	163.3

Earnings (loss) before taxes on income and minority interest	(35.1)	(102.7)	21.5	48.6	(67.7)

Income tax (benefit) provision	6.7	(42.7)	7.5	—	(28.5)

Earnings (loss) before minority interest	(41.8)	(60.0)	14.0	48.6	(39.2)

Minority interest	—	—	2.6	—	2.6

Net income (loss)	$(41.8)	$(60.0)	$11.4	$48.6	$(41.8)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended January 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$329.2	$733.9	$1,247.4	$(14.1)	$2,296.4

Cost of goods sold	274.7	618.7	1,009.9	(14.1)	1,889.2

Gross profit	54.5	115.2	237.5	—	407.2

Marketing, general and administration	2.0	23.2	67.2	—	92.4

Engineering and product development	3.6	5.9	11.1	—	20.6

Amortization of intangible assets	1.0	8.2	19.5	—	28.7

Equity in (earnings) losses of subsidiaries	(67.4)	—	(0.6)	66.8	(1.2)

Other income, net	(3.4)	(1.6)	(1.0)	—	(6.0)

Earnings (loss) from operations	118.7	79.5	141.3	(66.8)	272.7

Interest expense, net	24.6	56.0	72.7	—	153.3

Earnings (loss) before taxes on income and minority interest	94.1	23.5	68.6	(66.8)	119.4

Income tax provision	29.0	11.2	11.1	—	51.3

Earnings (loss) before minority interest	65.1	12.3	57.5	(66.8)	68.1

Minority interest	—	0.2	2.8	—	3.0

Net income (loss)	$65.1	$12.1	$54.7	$(66.8)	$65.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended January 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$291.1	$677.8	$715.6	$(11.6)	$1,672.9

Cost of goods sold	253.7	565.2	575.8	(11.6)	1,383.1

Gross profit	37.4	112.6	139.8	—	289.8

Marketing, general and administration	9.2	20.6	41.2	—	71.0

Engineering and product development	2.6	5.6	12.0	—	20.2

Amortization of intangible assets	1.5	8.3	6.8	—	16.6

Equity in (earnings) losses of subsidiaries	(76.2)	—	(0.2)	75.8	(0.6)

Other income, net	(0.7)	(0.2)	(4.5)	—	(5.4)

Earnings (loss) from operations	101.0	78.3	84.5	(75.8)	188.0

Interest expense, net	37.1	48.0	9.8	—	94.9

Earnings (loss) before taxes on income, minority interest, and extraordinary loss	63.9	30.3	74.7	(75.8)	93.1

Income tax provision	11.9	11.8	15.4	—	39.1

Earnings (loss) before minority interest and extraordinary loss	52.0	18.5	59.3	(75.8)	54.0

Minority interest	—	0.2	1.8	—	2.0

Earnings (loss) before extraordinary loss	52.0	18.3	57.5	(75.8)	52.0

Extraordinary loss, net of tax	8.3	—	—	—	8.3

Net income (loss)	$43.7	$18.3	$57.5	$(75.8)	$43.7

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

As of January 31, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(29.1)	$(43.4)	$64.2	$—	$(8.3)

Cash flows from investing activities:

Purchase of property, plant and equipment	(7.6)	(23.9)	(125.6)	—	(157.1)

Tooling expenditures	(6.5)	(9.3)	(2.3)	—	(18.1)

Purchase of businesses, net of cash acquired	—	—	(13.6)	—	(13.6)

Other, net	15.0	(8.2)	12.2	—	19.0

Cash (used in) provided by investing activities	0.9	(41.4)	(129.3)	—	(169.8)

Cash flows from financing activities:

Net change in bank borrowings and revolver	251.4	—	21.0	—	272.4

Net proceeds (payments) from accounts receivable securitization	(91.4)	—	—	—	(91.4)

Purchase of treasury stock	(26.3)	—	—	—	(26.3)

Cash provided by financing activities	133.7	—	21.0	—	154.7

Increase (decrease) in parent loans and advances	(131.6)	85.0	46.6	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(2.5)	—	(2.5)

Net increase (decrease) in cash and cash equivalents	(26.1)	0.2	0.0	—	(25.9)

Cash and cash equivalents at beginning of year	6.8	0.1	19.0	—	25.9

Cash and cash equivalents at end of year	$(19.3)	$0.3	$19.0	$—	$—

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

As of January 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(2.6)	$61.8	$191.7	$—	$250.9

Cash flows from investing activities:

Purchase of property, plant and equipment	(22.7)	(50.0)	(123.6)	—	(196.3)

Tooling expenditures	(6.5)	—	—	—	(6.5)

Purchase of businesses, net of cash acquired	(615.2)	(0.5)	(14.6)	—	(630.3)

Proceeds from disposal of assets/ business	—	2.6	36.4	—	39.0

Other, net	(16.0)	(10.4)	(9.0)	—	(35.4)

Cash used in investing activities	(660.4)	(58.3)	(110.8)	—	(829.5)

Cash flows from financing activities:

Net change in bank borrowings and revolver	443.5	—	41.1	—	484.6

Stock options exercised	0.2	—	—	—	0.2

Fees paid to issue long term debt	(16.5)	—	—	—	(16.5)

Net proceeds from accounts receivable securitization	89.6	—	—	—	89.6

Cash provided by financing activities	516.8	—	41.1	—	557.9

Increase (decrease) in parent loans and advances	129.7	(3.5)	(126.2)	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(4.7)	—	(4.7)

Net decrease in cash and cash equivalents	(16.5)	—	(8.9)	—	(25.4)

Cash and cash equivalents at beginning of year	23.3	0.1	27.9	—	51.3

Cash and cash equivalents at end of year	$6.8	$0.1	$19.0	$—	$25.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

As of January 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(71.8)	$79.7	$170.4		$178.3

Cash flows from investing activities:

Purchase of property, plant and equipment	(18.7)	(69.0)	(46.6)	—	(134.3)

Tooling expenditures	(15.1)	—	(6.2)	—	(21.3)

Purchase of businesses, net of cash acquired	(8.8)	—	(70.5)	—	(79.3)

Other, net	(9.5)	14.9	(37.3)	—	(31.9)

Cash used in investing activities	(52.1)	(54.1)	(160.6)	—	(266.8)

Cash flows from financing activities:

Net change in bank borrowings and revolver	56.1	(34.5)	28.0	—	49.6

Proceeds from the sale of common stock	1.7	—	—	—	1.7

Fees paid to issue long term debt	(6.4)	—	—	—	(6.4)

Net proceeds from accounts receivable securitization	73.5	—	—	—	73.5

Cash provided by (used in) financing activities	124.9	(34.5)	28.0	—	118.4

Increase (decrease) in parent loans and advances	17.7	8.9	(26.6)	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(1.7)	—	(1.7)

Net increase in cash and cash equivalents	18.7	—	9.5	—	28.2

Cash and cash equivalents at beginning of year	4.6	0.1	18.4	—	23.1

Cash and cash equivalents at end of year	$23.3	$0.1	$27.9		$51.3

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

      It is management’s conclusion that the system of internal accounting controls at January 31, 2001 provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, KPMG LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.

/s/  R. CUCUZ

Chief Executive Officer
/s/  W.D. SHOVERS
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Hayes Lemmerz International, Inc.:

      Under date of February 26, 2001 except Note 8 which is dated April 25, 2001, we reported on the consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2001, which are included in the annual report on Form 10-K of Hayes Lemmerz International, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Detroit, Michigan

February 26, 2001

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		End of
Description	of Year	Expenses	Deductions	Year

Year ended January 31, 1999

Allowance for doubtful accounts	$4.3	0.8	(1.1)	$4.0
Year ended January 31, 2000

Allowance for doubtful accounts	$4.0	2.3	—	$6.3
Year ended January 31, 2001

Allowance for doubtful accounts	$6.3	4.3	(2.1)	$8.5

EXHIBIT INDEX

(D)	2.1	Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and MWC Holdings, Inc. (“Holdings”).
(G)	2.2	Purchase Agreement, dated as of June 6, 1997, among the Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and the shareholders of Lemmerz Holding GmbH.
(L)	2.3	Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL — CMI Holding Co., CMI International, Inc. and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust Agreement dated December 2, 1981, as amended and restated.
(E)	3.1	Restated Certificate of Incorporation of the Company and Certificate of Correction thereof.
(E)	3.2	Amended and Restated By-Laws of the Company.
(E)	3.3	Certificate of Merger of Holdings into the Company, filed with the Secretary of State of Delaware on July 2, 1996.
(J)	3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
(A)	4.1	Reference is made to Exhibits 3.1 and 3.2.
(D)	4.6	Form of Subscription Agreement between the Company and the New Investors.
(H)	4.7	Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.8	Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp., Merrill Lynch Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co. Inc. and Salomon Brothers Inc.
(I)	4.9	Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.10	Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp. and Merrill Lynch Pierce Fenner & Smith Incorporated.
(M)	4.11	Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and The Bank of New York, a New York banking corporation, as Trustee.
(M)	4.12	Registration Rights Agreement, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchasers.
(A)	10.2	Tax Sharing Agreement among the Company, Kelsey-Hayes Company and K-H.
(B)	10.3	Conveyance and Transfer Agreement, dated as of December 15, 1992, between the Company and Kelsey-Hayes Company.
(A)	10.5	Michigan Workers’ Compensation Claims Payment Guarantee between the Company and Kelsey-Hayes Company.
(A)	10.6*	1992 Incentive Stock Option Plan.
(A)	10.7*	Long-Term Savings Plan.
(A)	10.8	Non-competition Agreement between the Company and Varity Corporation.
(A)	10.9*	Employment Agreement, dated February 1, 1993, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(C)	10.13	Project Funds Agreement, dated November 12, 1993, between Hayes Wheels Autokola NH, a.s. (“Autokola”), the Company and International Finance Corporation (“IFC”).

(C)	10.14		Fee Clawback Agreement, dated November 12, 1993, between Autokola, the Company and IFC.
(C)	10.15		Subordination Agreement, dated November 12, 1993, between Autokola, Nova Hut a.s., the Company and IFC.
(C)	10.16		Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(A)	10.17	*	Employee Benefits Agreement.
(E)	10.22		Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit B to the Stockholders’ Agreement filed as Exhibit 2.2).
(F)	10.23	*	First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(G)	10.24		Consulting Agreement, dated as of June 6, 1997, between the Company and H.K.L., L.L.C.
(G)	10.25		Consulting Agreement, dated as of June 6, 1997, between the Company and Horst Kukwa-Lemmerz.
(H)	10.26		Amended and Restated Stockholders’ Agreement, dated as of June 30, 1997, among the Company, Joseph Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and TSG Capital Fund II, L.P. and the shareholders of Lemmerz Holding GmbH.
(K)	10.28	*	Managing Director’s Service Agreement, dated September 25, 1997, between Hayes Lemmerz Holding GmbH and Klaus Junger.
(M)	10.29		Third Amended and Restated Credit Agreement, dated as of February 3, 1999 (the “Credit Agreement”), among the Company, as Borrower, the several banks and other financial institutions from time to time Parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
(N)	10.30		Amendment No. 2 to Credit Agreement dated December 8, 2000.
(O)	10.31		Amendment No. 3 and Consent to Credit Agreement dated March 9, 2001.
(P)	10.32		Amendment No. 4 to Credit Agreement dated April 20, 2001.
(P)	12		Computation of Ratios.
(P)	21		Subsidiaries of the Company.
(P)	23		Consent of KPMG LLP.
(P)	24		Powers of Attorney.

LEGEND FOR EXHIBITS

(A)	Incorporated by reference from the Company’s Registration Statement No. 33-53780 on Form S-l, filed with the SEC on October 27, 1992, as amended.

(B)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal Year Ended January 31, 1993, filed with the SEC.

(C)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(D)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(E)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(F)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1997, filed with the SEC.

(G)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.

(H)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(I)	Incorporated by reference from the Company’s Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(J)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(K)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998, filed with the SEC.

(L)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(M)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(N)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC.

(O)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 16, 2001, filed with the SEC.

(P)	Filed herewith.

*	Denotes a compensatory plan, contract or arrangement.