Form 10-Q
period 2001-04-30
HAYES LEMMERZ INTERNATIONAL INC
filed 2001-06-12
CIK 893670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       No

     The number of shares of common stock outstanding as of June 12, 2001, was 28,455,495 shares.

HAYES LEMMERZ INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Statements of Operations	3

	Consolidated Balance Sheets	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security-Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

      UNLESS OTHERWISE INDICATED, REFERENCES TO THE “COMPANY” MEAN HAYES LEMMERZ INTERNATIONAL, INC., AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY’S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 2001 MEANS THE PERIOD BEGINNING FEBRUARY 1, 2001, AND ENDING JANUARY 31, 2002). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY’S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY’S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY’S FINANCIAL STRUCTURE AND THE COMPANY’S COST OF CAPITAL AND BORROWED MONEY; AND (5) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations
(Millions of dollars, except share amounts)
(Unaudited)

	Three Months Ended
	April 30,

	2001	2000

Net sales	$541.4	$594.8

Cost of goods sold	469.5	492.9

Gross profit	71.9	101.9

Marketing, general and administration	25.1	24.5

Engineering and product development	5.9	6.2

Amortization of intangibles	7.0	7.2

Other income, net	(0.2)	(2.4)

Equity in losses (earnings) of unconsolidated subsidiaries	0.4	(1.1)

Earnings from operations	33.7	67.5

Interest expense, net	45.6	38.8

Earnings (loss) before taxes on income and minority interest	(11.9)	28.7

Income tax (benefit) provision	(5.1)	12.1

Earnings (loss) before minority interest	(6.8)	16.6

Minority interest	0.8	0.9

Net income (loss)	$(7.6)	$15.7

Per share information:

Basic net income (loss) per share	$(0.27)	$0.52

Basic average shares outstanding (in thousands)	28,455	30,356

Diluted net income (loss) per share	$(0.27)	$0.51

Diluted average shares outstanding (in thousands)	28,455	30,876

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	April 30,	January 31,
	2001	2001

	(Unaudited)

Assets

Current assets:

Cash and cash equivalents	$28.9	$—

Receivables net of allowance of $7.6 million at April 30, 2001 and $8.5 million January 31, 2001.	266.3	270.1

Inventory	191.9	201.2

Deferred tax assets	42.4	43.8

Prepaid expenses and other	21.2	18.3

Total current assets	550.7	533.4

Net property, plant and equipment	1,115.1	1,139.0

Goodwill and other assets	1,135.7	1,138.7

Total assets	$2,801.5	$2,811.1

Liabilities and Stockholders’ Equity

Current liabilities:

Bank borrowings	$81.9	$79.6

Current portion of long-term debt	91.4	87.3

Accounts payable and accrued liabilities	437.6	476.7

Total current liabilities	610.9	643.6

Long-term debt	1,671.2	1,621.0

Pension and other long-term liabilities	266.9	278.3

Deferred income taxes	100.2	102.2

Minority interest	10.6	10.6

Total liabilities	2,659.8	2,655.7

Commitments and Contingencies:

Stockholders’ equity:

Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.01 per share:

Voting — authorized 99,000,000 shares; issued and outstanding 25,806,469 at April 30, 2001 and January 31, 2001	0.3	0.3

Nonvoting — authorized 5,000,000 shares; issued and outstanding, 2,649,026 at April 30, 2001 and January 31, 2001	—	—

Additional paid in capital	237.1	237.1

Retained earnings	8.6	16.2

Common stock in treasury at cost, 1,901,450 shares	(26.3)	(26.3)

Accumulated other comprehensive loss	(78.0)	(71.9)

Total stockholders’ equity	141.7	155.4

Total liabilities and stockholders’ equity	$2,801.5	$2,811.1

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Millions of dollars)
(Unaudited)

	Three Months Ended
	April 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(7.6)	$15.7

Adjustments to reconcile net income (loss) to net cash used for operating activities:

Depreciation and tooling amortization	31.8	29.4

Amortization of intangibles	7.0	7.2

Amortization of deferred financing fees	1.8	1.6

Deferred taxes	(7.7)	1.3

Minority interest	0.8	0.9

Equity in losses (earnings) of unconsolidated subsidiaries	0.4	(1.1)

Changes in operating assets and liabilities that increase (decrease) cash flows:

Receivables	(53.9)	(37.7)

Inventories	4.0	(17.7)

Prepaid expenses and other	(3.3)	(2.6)

Accounts payable and accrued liabilities	(26.9)	(112.0)

Other long-term liabilities	(1.8)	(3.7)

Cash used for operating activities	(55.4)	(118.7)

Cash flows from investing activities:

Acquisition of property, plant and equipment	(29.9)	(41.9)

Tooling expenditures	(1.2)	—

Other, net	(1.3)	4.6

Cash used for investing activities	(32.4)	(37.3)

Cash flows from financing activities:

Increase in bank borrowings and revolver	73.1	159.9

Proceeds from accounts receivable securitization	47.6	12.0

Financing fees	(2.3)	—

Cash provided by financing activities	118.4	171.9

Effect of exchange rate changes on cash and cash equivalents	(1.7)	(1.4)

Increase in cash and cash equivalents	28.9	14.5

Cash and cash equivalents at beginning of year	—	25.9

Cash and cash equivalents at end of period	$28.9	$40.4

Supplemental data:

Cash paid for interest	$22.0	$22.8

Cash paid for income taxes	$0.4	$1.0

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(1)  Basis of Presentation

      The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 2001 and January 31, 2001, and the results of its operations for the three months ended April 30, 2001, and 2000 and cash flows for the three months ended April 30, 2001, and 2000. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2)  Derivative Financial Instruments

      In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133”. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

      Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement or as part of accumulated other comprehensive income, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This accounting is effective for fiscal years beginning after June 15, 2000. The Company adopted this standard on February 1, 2001 and adoption did not have a material impact on the Company’s financial position or results of operations.

      The Company has significant investments in foreign subsidiaries. The majority of these investments are in Europe wherein the Euro is the functional currency. As a result, the Company is exposed to fluctuations in exchange rates between the Euro and the U.S. Dollar. To reduce this exposure, the Company has entered into cross-currency interest rate swap agreements and forward currency hedges having an aggregate notional amount of $281.0 million. The Company has designated these swap agreements as hedges of the foreign currency exposure of its net investment in foreign operations. In addition, the Company has designated a term loan, totaling 146.5 million Deutschemarks, as a hedge of foreign currency exposure of its net investment in its German operations.

      The Company records the gain or loss on the derivative financial instruments designated as hedges of the foreign currency exposure of its net investment in foreign operations as currency translation adjustments in Accumulated Other Comprehensive Loss to the extent the hedges are effective. The gain or loss on the hedging instruments offset the change in currency translation adjustments resulting from translating the foreign operations’ financial statements from their respective functional currency to the Dollar. In the first quarter of fiscal 2001, the Company recorded a gain of $21.0 million on the instruments designated as hedges in Accumulated Other Comprehensive Loss. As these derivative financial instruments were accounted for as qualifying hedges prior to adoption of SFAS No. 133, no transition adjustment was recorded at the date of adoption.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(3)  Inventories

      The major classes of inventory are as follows:

	April 30,	January 31,
	2001	2001

Raw materials	$61.6	$68.3

Work-in-process	61.8	60.5

Finished goods	68.5	72.4

Total	$191.9	$201.2

(4)  Property, plant and equipment

      The major classes of property, plant and equipment are as follows:

	April 30,	January 31,
	2001	2001

Land	$30.3	$31.2

Buildings	248.6	259.3

Machinery and equipment	1,171.1	1,164.7

	1,450.0	1,455.2

Accumulated depreciation	(334.9)	(316.2)

Net property, plant and equipment	$1,115.1	$1,139.0

(5)  Earnings per share

      SFAS No. 128, “Earnings per Share” (“EPS”), requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is computed using only the weighted average shares outstanding, while diluted EPS is computed considering the dilutive effect of options and warrants.

      Shares outstanding for the three months ended April 30, 2001 and 2000, were as follows:

	2001	2000

Basic weighted average shares outstanding	28,455	30,356

Dilutive effect of options and warrants	—	520

Diluted weighted average shares outstanding	28,455	30,876

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(6)  Comprehensive Income — (Continued)

      The components of comprehensive income (loss) for the three months ended April 30, 2001 and 2000 are as follows:

	2001	2000

Net Income (loss)	$(7.6)	$15.7

Change in fair value of net investment hedges	21.0	4.5

Cumulative translation adjustments	(27.1)	(16.9)

Total comprehensive income (loss)	$(13.7)	$3.3

(7)  Commitments and Contingencies

      The Company is party to various litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect on the consolidated financial condition of the Company.

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

      The following table represents revenues and other financial information by business segment for the three months ended April 30:

	Revenue		Net Income (loss)		Total Assets

	2001	2000	2001	2000	2001	2000

Automotive wheels	$322.1	$364.0	$2.7	$13.8	$1,418.0	$1,497.8

Cast components	175.6	179.8	(3.0)	2.2	998.7	982.2

Other	43.7	51.0	(7.3)	(0.3)	384.8	331.1

Total	$541.4	$594.8	$(7.6)	$15.7	$2,801.5	$2,811.1

(9)  Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

(10)  Non-Recurring Charges

      During the third quarter of fiscal 2000, the company recorded a non-recurring charge of $87.8 million related to restructuring activities initiated in response to continued softening in the heavy truck and light vehicle markets. Of the $87.8 million, $64.4 million was for long-lived asset impairment relating principally to excess and obsolete machinery and equipment removed from service due to the aforementioned softening market conditions. Inventory and other current asset write-offs totaling $10.1 were recorded to reduce the carrying value of excess and obsolete inventory, customer tooling and accounts receivable. Other asset write-offs, including an investment in a joint venture, totaled $6.6 million.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10)  Non-Recurring Charges — (Continued)

      In addition, as a result of the market conditions and resulting restructuring initiative, the Company implemented a workforce reduction program. A charge of $6.7 million was recorded in the third quarter of fiscal 2000, which relates to 387 employees and is expected to be paid in the ensuing 12-18 months. At April 30, 2001 and January 31, 2001, $4.7 million and $5.0 million, respectively, was unpaid and is included in accrued liabilities in the Consolidated Balance Sheet.

(11)  Bank Borrowings and Long-Term Debt

      In April 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and continued to sell on an ongoing basis, a portion of their accounts receivables to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and continued to transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and continued to sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has collection and administrative responsibilities with respect to all the receivables which are sold. Receivables sold at April 30, 2001 total $119.2 million.

      This trade securitization agreement expired on May 1, 2001. At that time, the Company financed the amount of receivables sold totaling $119.2 million with its revolving credit facility. On May 10, 2001, the Company signed a commitment letter for a replacement trade securitization program and is currently in the process of reviewing the proposed arrangement.

(12)  Guarantor and Nonguarantor Financial Statements

      The senior subordinated notes are guaranteed by certain of the Company’s domestic subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the senior subordinated notes.

      The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of April 30, 2001 and January 31, 2001 and for the three month periods ended April 30, 2001, and 2000 of (a) Hayes Lemmerz International, Inc., the parent (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with guarantor and nonguarantor subsidiaries.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(12)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended April 30, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$74.2	$134.5	$337.0	$(4.3)	$541.4

Cost of goods sold	61.4	126.6	285.8	(4.3)	469.5

Gross profit	12.8	7.9	51.2	—	71.9

Marketing, general and administration	3.1	6.6	15.4	—	25.1

Engineering and product development	0.8	2.0	3.1	—	5.9

Amortization of intangibles	0.3	2.0	4.7	—	7.0

Other income, net	(0.1)	—	(0.1)	—	(0.2)

Equity in (earnings) loss of subsidiaries	6.7	—	(0.1)	(6.2)	0.4

Earnings (loss) from operations	2.0	(2.7)	28.2	6.2	33.7

Interest expense, net	14.8	10.9	19.9	—	45.6

Earnings (loss) before taxes on income, and minority interest	(12.8)	(13.6)	8.3	6.2	(11.9)

Income tax (benefit) provision	(5.2)	(2.6)	2.7	—	(5.1)

Earnings (loss) before minority interest	(7.6)	(11.0)	5.6	6.2	(6.8)

Minority interest	—	—	0.8	—	0.8

Net income (loss)	$(7.6)	$(11.0)	$4.8	$6.2	$(7.6)

Condensed Consolidating Statements of Operations

For the Three Months Ended April 30, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$92.0	$188.5	$319.5	$(5.2)	$594.8

Cost of goods sold	73.8	160.3	264.0	(5.2)	492.9

Gross profit	18.2	28.2	55.5	—	101.9

Marketing, general and administration	2.1	6.0	16.4	—	24.5

Engineering and product development	1.7	1.9	2.6	—	6.2

Amortization of intangibles	0.4	2.0	4.8	—	7.2

Other expense (income), net	—	0.1	(2.5)	—	(2.4)

Equity in (earnings) loss of subsidiaries	(9.5)	(0.1)	—	8.5	(1.1)

Earnings (loss) from operations	23.5	18.3	34.2	(8.5)	67.5

Interest expense, net	5.9	14.5	18.4	—	38.8

Earnings (loss) before taxes on income, and minority interest	17.6	3.8	15.8	(8.5)	28.7

Income tax provision	1.9	3.2	7.0	—	12.1

Earnings (loss) before minority interest	15.7	0.6	8.8	(8.5)	16.6

Minority interest	—	—	0.9	—	0.9

Net income (loss)	$15.7	$0.6	$7.9	$(8.5)	$15.7

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(12)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

As of April 30, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$2.8	$0.2	$25.9	$—	$28.9

Receivables	64.9	10.9	190.5	—	266.3

Inventories	30.6	43.3	118.0	—	191.9

Deferred tax assets	5.0	6.4	31.0	—	42.4

Prepaid expenses and other	3.4	12.6	7.9	(2.7)	21.2

Total current assets	106.7	73.4	373.3	(2.7)	550.7

Net property, plant and equipment	147.5	274.1	693.5	—	1,115.1

Goodwill and other assets	1,413.6	301.6	691.5	(1,271.0)	1,135.7

Total assets	$1,667.8	$649.1	$1,758.3	$(1,273.7)	$2,801.5

Bank borrowings	$—	$—	$81.9	$—	$81.9

Current portion of long-term debt	77.3	—	14.1	—	91.4

Accounts payable and accrued liabilities	73.0	72.1	297.3	(4.8)	437.6

Total current liabilities	150.3	72.1	393.3	(4.8)	610.9

Long-term debt, net of current portion	1,583.7	—	87.5	—	1,671.2

Pension and other long-term liabilities	68.6	52.2	146.1	—	266.9

Deferred income taxes	—	—	100.2	—	100.2

Minority interest	—	—	10.6	—	10.6

Parent loans	(276.5)	350.3	(75.1)	1.3	—

Total liabilities	1,526.1	474.6	662.6	(3.5)	2,659.8

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	237.1	120.8	1,061.0	(1,181.8)	237.1

Retained earnings (accumulated deficit)	8.6	53.7	160.5	(214.2)	8.6

Common stock in treasury at cost, 1,901,450 shares	(26.3)	—	—	—	(26.3)

Accumulated other comprehensive income (loss)	(78.0)	—	(125.8)	125.8	(78.0)

Total stockholders’ equity	141.7	174.5	1,095.7	(1,270.2)	141.7

Total liabilities and stockholders’ equity	$1,667.8	$649.1	$1,758.3	$(1,273.7)	$2,801.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(12)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

January 31, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$(19.3)	$0.3	$19.0	$—	$—

Receivables	100.3	8.8	161.0	—	270.1

Inventories	38.8	47.1	115.3	—	201.2

Deferred tax assets	5.0	6.4	32.4	—	43.8

Prepaid expenses and other	2.3	6.7	13.9	(4.6)	18.3

Total current assets	127.1	69.3	341.6	(4.6)	533.4

Net property, plant and equipment	148.3	279.1	711.6	—	1,139.0

Goodwill and other assets	1,428.4	301.3	715.3	(1,306.3)	1,138.7

Total assets	$1,703.8	$649.7	$1,768.5	$(1,310.9)	$2,811.1

Bank borrowings	$—	$—	$79.6	$—	$79.6

Current portion of long-term debt	72.2	—	15.1	—	87.3

Accounts payable and accrued liabilities	68.3	100.9	310.8	(3.3)	476.7

Total current liabilities	140.5	100.9	405.5	(3.3)	643.6

Long-term debt, net of current portion	1,526.4	—	94.6	—	1,621.0

Pension and other long-term liabilities	67.0	53.1	158.2		278.3

Deferred income taxes	—	—	102.2	—	102.2

Minority interest	—	—	10.6	—	10.6

Parent loans	(185.5)	310.2	(120.3)	(4.4)	—

Total liabilities	1,548.4	464.2	650.8	(7.7)	2,655.7

Common stock	0.3	—	—	—	0.3

Additional paid-in capital	237.1	120.8	1,061.0	(1,181.8)	237.1

Retained earnings (accumulated deficit)	16.2	64.7	155.7	(220.4)	16.2

Common stock in treasury at cost, 1,901,450 shares	(26.3)	—	—	—	(26.3)

Accumulated other comprehensive income (loss)	(71.9)	—	(99.0)	99.0	(71.9)

Total stockholders’ equity	155.4	185.5	1,117.7	(1,303.2)	155.4

Total liabilities and stockholder’s equity	$1,703.8	$649.7	$1,768.5	$(1,310.9)	$2,811.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(12)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

For the three months ended April 30, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows used for operating activities	$(0.2)	$(38.0)	$(17.2)	$—	$(55.4)

Cash flows from investing activities:

Acquisition of property, plant and equipment	(0.4)	(1.2)	(28.3)	—	(29.9)

Tooling expenditures	(0.6)	(0.6)	—	—	(1.2)

Other, net	(4.1)	(0.4)	3.2	—	(1.3)

Cash used for investing activities	(5.1)	(2.2)	(25.1)	—	(32.4)

Cash flows from financing activities:

Increase in bank borrowings and revolver	67.3	—	5.8	—	73.1

Proceeds from accounts receivable securitization	47.6	—	—	—	47.6

Financing fees	(2.3)	—	—	—	(2.3)

Cash provided by financing activities	112.6	—	5.8	—	118.4

Increase (decrease) in parent loans and advances	(85.2)	40.1	45.1	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(1.7)	—	(1.7)

Net increase (decrease) in cash and cash equivalents	22.1	(0.1)	6.9	—	28.9

Cash and cash equivalents at beginning of period	(19.3)	0.3	19.0	—	—

Cash and cash equivalents at end of period	$2.8	$0.2	$25.9	$—	$28.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(12)  Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

For the three months ended April 30, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows used for operating activities	$(19.6)	$(71.6)	$(27.5)	$—	$(118.7)

Cash flows from investing activities:

Acquisition of property, plant and equipment	(14.7)	(5.8)	(21.4)	—	(41.9)

Tooling expenditures	—	—	—	—	—

Other, net	(13.7)	(0.3)	18.6	—	4.6

Cash used for investing activities	(28.4)	(6.1)	(2.8)	—	(37.3)

Cash flows from financing activities:

Increase in bank borrowings and revolver	137.5	—	22.4	—	159.9

Proceeds from accounts receivable securitization	12.0	—	—	—	12.0

Cash provided by financing activities	149.5	—	22.4	—	171.9

Increase (decrease) in parent loans and advances	(110.6)	77.8	32.8	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(1.4)	—	(1.4)

Net increase (decrease) in cash and cash equivalents	(9.1)	0.1	23.5	—	14.5

Cash and cash equivalents at beginning of period	6.8	0.1	19.0	—	25.9

Cash and cash equivalents at end of period	$(2.3)	$0.2	$42.5	$—	$40.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

      The Company’s net sales for the first quarter of fiscal 2001 were $541.4 million, a decrease of 9.0% as compared to net sales of $594.8 million for the first quarter of fiscal 2000. The decrease in sales was primarily due to lower light vehicle and heavy truck production in North America, which was partially offset by higher volumes in the European Wheel Group. In addition, lower sales resulted from the Euro weakening against the Dollar by approximately 7.0% in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.

      The Company’s gross profit margin for the first quarter of fiscal 2001 decreased to $71.9 million or 13.3% of net sales as compared to $101.9 million or 17.1% of net sales for the first quarter of fiscal 2000. The decrease in gross profit margin as a percent of sales principally reflects lower light vehicle and heavy truck production in North America and higher energy costs.

      Marketing, general and administrative expenses increased to $25.1 million or 4.6% of net sales for the first quarter of fiscal 2001 from $24.5 million or 4.1% of net sales for the first quarter of fiscal 2000. The increase as a percent of sales, principally reflects lower sales volumes in the first quarter of fiscal 2001 compared to the same period in fiscal 2000.

      Engineering and product development expenses were $5.9 million or 1.1% of net sales for the first quarter of fiscal 2001 as compared to $6.2 million or 1.0% of net sales for the first quarter of fiscal 2000 reflecting the timing of recovery of costs from customers.

      Other income was $0.2 million for the first fiscal quarter of 2001 compared to $2.4 million in the first quarter of fiscal 2000. In the first quarter of fiscal 2000, the European Wheel Group realized certain rebates and tooling sales not realized in the current period.

      Equity in losses (earnings) of unconsolidated subsidiaries decreased $1.5 million to $0.4 million of losses for the first quarter of fiscal 2001 as compared to $1.1 million of earnings for the same period in fiscal 2000. This decrease reflects market conditions impacting the Company’s Mexico joint venture and reduced sales volume and profit associated with the Company’s interest in Reynolds-Lemmerz Industries, Canada.

      Interest expense was $45.6 million for the first quarter of fiscal 2001 compared to $38.8 million for the first quarter of fiscal 2000. This increase reflects higher outstanding borrowings and increased interest rates.

Financial Condition, Liquidity and Capital Resources

      The Company’s operations used $55.4 million in cash in the first quarter of fiscal 2001 compared to a use of $118.7 million in the first quarter of fiscal 2000. This improvement principally reflects lower inventory levels and supplier payments consistent with lower sales volumes.

      Capital expenditures for the first quarter of fiscal 2001 were $29.9 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates capital expenditures for fiscal 2001 will be approximately $125.0 million relating primarily to new vehicle platforms, and maintenance and cost reduction programs.

      On February 3, 1999, the Company entered into a third amended and restated credit agreement (“the Credit Agreement”). Pursuant to the Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. Such term loan and revolving facilities are guaranteed by the Company and all of its existing and future material domestic subsidiaries. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of the Company’s existing and future foreign subsidiaries. As of April 30, 2001 there was $362.3 million outstanding under the term loan facilities which represents the total amount available under the facility. At April 30, 2001, there was $398.6 outstanding under the revolving credit facility and $240.2 million available.

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

      In April 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and continued to sell on an ongoing basis, a portion of their accounts receivables to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and continued to transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and continued to sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has collection and administrative responsibilities with respect to all the receivables which are sold. Receivables sold at April 30, 2001 total $119.2 million.

      This trade securitization agreement expired on May 1, 2001. At that time, the Company financed the amount of receivables sold totaling $119.2 million with its revolving credit facility. On May 10, 2001, the Company signed a commitment letter for a replacement trade securitization program and is currently in the process of reviewing the proposed arrangement.

      At April 30, 2001, management believes that the Company was in compliance with the various covenants under the amended agreements pursuant to which it has borrowed or may borrow money. Management expects that the Company will remain in compliance with these covenants in all material respects through the period ending April 30, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      For the period ended April 30, 2001, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2001.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit Number	Description

None

      (b)  Reports on Form 8-K

During the fiscal quarter ended April 30, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 9, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

By:	/s/ WILLIAM D. SHOVERS

William D. Shovers
Vice President — Finance, Chief Financial Officer
And Chief Accounting Officer

June 12, 2001