Form 10-K405/A
period 2001-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2001-06-29
CIK 893670

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

Commission File Number: 1-11592

HAYES LEMMERZ INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3384636

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15300 Centennial Drive, Northville, Michigan	48167

(Address of Principal Executive Offices)	(Zip Code)

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

      The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 31, 2001, as follows:

      Item 14 of the report is amended by adding the following exhibits to Section (a) 3 of Item 14:

1.	Exhibit 28: Annual Report on Form 11-K with respect to the Registrant’s Retirement Savings Plan for the year ended December 31, 2000.

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

      3.  Exhibits

(D)	2.1	Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and MWC Holdings, Inc. (“Holdings”).
(G)	2.2	Purchase Agreement, dated as of June 6, 1997, among the Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and the shareholders of Lemmerz Holding GmbH.
(L)	2.3	Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL — CMI Holding Co., CMI International, Inc. and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust Agreement dated December 2, 1981, as amended and restated.
(E)	3.1	Restated Certificate of Incorporation of the Company and Certificate of Correction thereof.
(E)	3.2	Amended and Restated By-Laws of the Company.
(E)	3.3	Certificate of Merger of Holdings into the Company, filed with the Secretary of State of Delaware on July 2, 1996.
(J)	3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
(A)	4.1	Reference is made to Exhibits 3.1 and 3.2.
(D)	4.6	Form of Subscription Agreement between the Company and the New Investors.
(H)	4.7	Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.

(I)	4.8		Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp., Merrill Lynch Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co. Inc. and Salomon Brothers Inc.
(I)	4.9		Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.10		Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp. and Merrill Lynch Pierce Fenner & Smith Incorporated.
(M)	4.11		Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and The Bank of New York, a New York banking corporation, as Trustee.
(M)	4.12		Registration Rights Agreement, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchasers.
(R)	4.13		Indenture, dated as of June 15, 2001, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and BNY Midwest Trust Company, as Trustee.
(R)	4.14		Registration Rights Agreement, dated as of June 22, 2001, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and Credit Suisse First Boston Corporation and CIBC World Markets Corp., as the Initial Purchasers.
(A)	10.2		Tax Sharing Agreement among the Company, Kelsey-Hayes Company and K-H.
(B)	10.3		Conveyance and Transfer Agreement, dated as of December 15, 1992, between the Company and Kelsey-Hayes Company.
(A)	10.5		Michigan Workers’ Compensation Claims Payment Guarantee between the Company and Kelsey-Hayes Company.
(A)	10.6*		1992 Incentive Stock Option Plan.
(A)	10.7*		Long-Term Savings Plan.
(A)	10.8		Non-competition Agreement between the Company and Varity Corporation.
(A)	10.9*		Employment Agreement, dated February 1, 1993, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(C)	10.13		Project Funds Agreement, dated November 12, 1993, between Hayes Wheels Autokola NH, a.s. (“Autokola”), the Company and International Finance Corporation (“IFC”).
(C)	10.14		Fee Clawback Agreement, dated November 12, 1993, between Autokola, the Company and IFC.
(C)	10.15		Subordination Agreement, dated November 12, 1993, between Autokola, Nova Hut a.s., the Company and IFC.
(C)	10.16		Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(A)	10.17	*	Employee Benefits Agreement.
(E)	10.22		Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit B to the Stockholders’ Agreement filed as Exhibit 2.2).
(F)	10.23	*	First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(G)	10.24		Consulting Agreement, dated as of June 6, 1997, between the Company and H.K.L., L.L.C.
(G)	10.25		Consulting Agreement, dated as of June 6, 1997, between the Company and Horst Kukwa-Lemmerz.

(H)	10.26		Amended and Restated Stockholders’ Agreement, dated as of June 30, 1997, among the Company, Joseph Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and TSG Capital Fund II, L.P. and the shareholders of Lemmerz Holding GmbH.
(K)	10.28	*	Managing Director’s Service Agreement, dated September 25, 1997, between Hayes Lemmerz Holding GmbH and Klaus Junger.
(M)	10.29		Third Amended and Restated Credit Agreement, dated as of February 3, 1999 (the “Credit Agreement”), among the Company, as Borrower, the several banks and other financial institutions from time to time Parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
(N)	10.30		Amendment No. 2 to Credit Agreement dated December 8, 2000.
(O)	10.31		Amendment No. 3 and Consent to Credit Agreement dated March 9, 2001.
(P)	10.32		Amendment No. 4 to Credit Agreement dated April 20, 2001.
(Q)	10.33		Amendment No. 5 to Credit Agreement dated June 15, 2001.
(P)	12		Computation of Ratios.
(P)	21		Subsidiaries of the Company.
(P)	23		Consent of KPMG LLP.
(P)	24		Powers of Attorney.
(S)	28		Annual Report on Form 11-K with respect to the Company’s Retirement Savings Plan for the year ended December 31, 2000.

LEGEND FOR EXHIBITS

(A)	Incorporated by reference from the Company’s Registration Statement No. 33-53780 on Form S-l, filed with the SEC on October 27, 1992, as amended.

(B)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, filed with the SEC.

(C)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(D)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(E)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(F)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997, filed with the SEC.

(G)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.

(H)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(I)	Incorporated by reference from the Company’s Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(J)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(K)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the SEC.

(L)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(M)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(N)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC.

(O)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 16, 2001, filed with the SEC.

(P)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, filed with the SEC.

(Q)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 21, 2001, filed with the SEC.

(R)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 29, 2001, filed with the SEC.

(S)	Filed herewith.

*	Denotes a compensatory plan, contract or arrangement.

      The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

(b)  Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K with the SEC during the fiscal quarter ended January 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 2001.

HAYES LEMMERZ INTERNATIONAL, INC.

By:	/s/ WILLIAM D. SHOVERS

William D. Shovers
Vice President—Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RANKO CUCUZ Ranko Cucuz	Chairman of the Board of Directors, Chief Executive Officer and Director	June 29, 2001
/s/ WILLIAM D. SHOVERS William D. Shovers	Vice President—Finance, Chief Financial Officer and Chief Accounting Officer	June 29, 2001
/s/ CLEVELAND A. CHRISTOPHE* Cleveland A. Christophe	Director	June 29, 2001
/s/ ANTHONY GRILLO* Anthony Grillo	Director	June 29, 2001
/s/ ANDREW R. HEYER* Andrew R. Heyer	Director	June 29, 2001
/s/ HORST KUKWA-LEMMERZ* Horst Kukwa-Lemmerz	Director	June 29, 2001
/s/ PAUL S. LEVY* Paul S. Levy	Director	June 29, 2001
/s/ JEFFREY C. LIGHTCAP* Jeffrey C. Lightcap	Director	June 29, 2001
/s/ WEINARD MEILICKE* Weinard Meilicke	Director	June 29, 2001
/s/ JOHN S. RODEWIG* John S. Rodewig	Director	June 29, 2001
/s/ DAVID Y. YING* David Y. Ying	Director	June 29, 2001
*By /s/ PATRICK B. CAREY Patrick B. Carey Attorney-in-fact

HAYES LEMMERZ INTERNATIONAL, INC.

RETIREMENT SAVINGS PLAN

Financial Statements and Schedule

Years Ended December 31, 2000 and 1999

(With Independent Auditors’ Report Thereon)

HAYES LEMMERZ INTERNATIONAL, INC.

RETIREMENT SAVINGS PLAN

All other schedules required to be filed in accordance with the Employee Retirement Income Security Act of 1974 are not applicable and, accordingly, have been omitted.

Independent Auditors’ Report

To the Retirement Committee of the

  Hayes Lemmerz International, Inc.
  Retirement Savings Plan:

We have audited the accompanying statements of assets available for plan benefits of Hayes Lemmerz International, Inc. Retirement Savings Plan as of December 31, 2000 and 1999, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits as of December 31, 2000 and 1999, and the changes in assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

June 29, 2001

Detroit, Michigan

HAYES LEMMERZ INTERNATIONAL, INC.

RETIREMENT SAVINGS PLAN

Statements of Assets Available for Plan Benefits, with Fund Information
December 31, 2000 and 1999

	2000	1999

Assets:

Cash	$—	2,459
Investments, at fair value

American Century International Growth Fund	15,771,668	16,341,733

American Century International Long-Term Bond Fund	3,680,994	2,645,481

American Century Ultra Investors Fund	46,776,085	50,740,062

American Century Strategic Allocation Fund: Conservative	3,909,004	1,929,812

American Century Strategic Allocation Fund: Moderate	15,733,686	16,359,713

American Century Strategic Allocation Fund: Aggressive	4,858,249	2,665,208

American Century Equity Income Fund	7,540,018	5,398,700

American Century Value Fund	6,205,688	2,920,927

American Century Stable Asset Fund	44,524,040	47,609,640

Hayes Lemmerz International, Inc. common stock	6,560,515	10,114,918

Vanguard Index Trust — 500 Portfolio	—	69,999,913

Vanguard Institutional Index Fund	58,619,953	—

J.P. Morgan Bond Fund	611,519	—

J.P. Morgan Institutional SmartIndex Fund	268,641	—

Participant loans	16,955,818	11,377,990

Total investments	232,015,878	238,104,097

Contributions receivable:

Employer	867,157	1,916,473

Employee	481,630	976,356

Assets available for plan benefits	$233,364,665	240,999,385

See accompanying notes to financial statements.

HAYES LEMMERZ INTERNATIONAL, INC.

RETIREMENT SAVINGS PLAN

Statements of Changes in Assets Available for Plan Benefits
Years ended December 31, 2000 and 1999

	2000	1999

Additions:

Investment income (loss):

Interest and dividends	$15,756,513	6,808,437

Net realized and unrealized appreciation (depreciation) in fair value of investments	(37,688,828)	24,777,619

Total investment income (loss)	(21,932,315)	31,586,056

Contributions:

Employer	20,076,595	14,277,120

Employee	14,350,466	11,207,261

Rollover	918,443	572,556

Total contributions	35,345,504	26,056,937

Transfers from other plan (note 1)	5,063,456	92,773,508

Total additions	18,476,645	150,416,501

Deductions:

Benefit payments	25,835,327	17,046,539

Other	276,038	116,759

Total deductions	26,111,365	17,163,298

Net increase (decrease)	(7,634,720)	133,253,203

Assets available for plan benefits:

Beginning of year	240,999,385	107,746,182

End of year	$233,364,665	240,999,385

See accompanying notes to financial statements.

HAYES LEMMERZ INTERNATIONAL, INC.

RETIREMENT SAVINGS PLAN

Notes to Financial Statements
Years ended December 31, 2000 and 1999

(1)  Description of the Plan

      The Hayes Lemmerz International, Inc. Retirement Savings Plan (the Plan) was established effective January 1, 1993. The Plan has been amended from time to time since that date, and was restated as of January 1, 2000. The Plan is a contributory, defined contribution plan designed to provide eligible hourly and salaried employees of participating plants, divisions, or subsidiaries of Hayes Lemmerz International, Inc. (the Company) with a vehicle to systematically save funds for retirement. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

      Effective June 1, 1999, participants in the CMI International, Inc. Profit Sharing Plan (CMI Plan) were allowed to participate in the Plan. Participants who became members of the Plan and completed an hour of service as of this date were fully vested in their accounts. As of September 1, 1999, all of the assets of the CMI Plan were merged into the Plan.

      Effective June 1, 2000, participants in the Aluminum Wheel Technology Retirement Plan were merged into the Plan. All assets were transferred to the Plan as of the merger date.

      The following is a brief description of the Plan based on the restated plan agreement dated January 1, 2000. Participants should refer to the plan agreement for more complete information.

     (a)                           Salary and Hourly Non-represented Employees at the following locations: Akron, Berea, Bristol, Dallas RTC, Ferndale, Gainesville, Homer, Howell, Huntington (Salary only), LaMirada (Salary only), Northville, Nuevo Laredo, Somerset

Eligibility

Employees not covered under a Company-sponsored pension plan are eligible to participate in the Plan. Employees are eligible on the first day of the month following 30 days of full-time employment.

           Participant Contributions

A participant may elect to make a basic deferred contribution of between 1% and 15% of the participant’s compensation, subject to certain limitations as specified by the Internal Revenue Service (IRS). The participant may elect the percentage of the participant’s contribution to be allocated to each investment fund.

                Employer Contributions

Employer contributions consist of matching contributions, retirement contributions, unused vacation contributions, and retiree medical contributions (effective January 1, 1999). The matching contribution is $1.00 for each dollar of the participant’s deferred contribution made, limited to an amount equal to 2% of the participant’s compensation. The retirement contribution equals 5% of compensation until the participant’s year-to-date compensation reaches the Social Security taxable wage base. After reaching the taxable wage base, the contribution equals 8% of compensation. For participants who do not use an eligible fifth week of vacation, one week’s pay is contributed to the Plan. The retiree medical contribution represents an additional employer matching contribution of up to 1% of the participant’s compensation in 1999 and up to 2% for years following 1999. The participants may elect the percentage of the employer contributions to be allocated to each investment fund.

HAYES LEMMERZ INTERNATIONAL, INC.
RETIREMENT SAVINGS PLAN

Notes to Financial Statements — (Continued)

Years ended December 31, 2000 and 1999

                Vesting

Participants are fully vested in their basic deferred contributions at all times. Additionally, participants became fully vested in all employer contributions as of January 1, 1999 and will continue to be fully vested in the employer matching contribution and retiree medical contribution thereafter. Employer unused vacation contribution and retirement contribution for participants with a hire date of January 1, 2000 or later will follow a five-year cliff vesting schedule.

(b)	Salary and Hourly Non-represented Employees at the following locations: Au Gres, Bowling Green, Cadillac, LaMirada (Hourly only), Montague, Montague-PCA, Petersburg, Southfield, Wabash

Eligibility

Employees not covered under a Company-sponsored pension plan are eligible to participate in the Plan. Employees are eligible on the first day of the month following 90 days of full-time employment.

           Participant Contributions

A participant may elect to make a basic deferred contribution of between 1% and 15% of the participant’s compensation, subject to certain limitations as specified by the Internal Revenue Service (IRS). The participant may elect the percentage of the participant’s contribution to be allocated to each investment fund.

          Employer Contributions

Employer contributions consist of matching contributions, retirement contributions, unused vacation contributions, and retiree medical contributions (effective January 1, 1999). The matching contribution is $1.00 for each dollar of the participant’s deferred contribution made, limited to an amount equal to 2% of the participant’s compensation. The retirement contribution equals 5% of compensation until the participant’s year-to-date compensation reaches the Social Security taxable wage base. After reaching the taxable wage base, the contribution equals 8% of compensation. For participants who do not use an eligible fifth week of vacation, one week’s pay is contributed to the Plan. The retiree medical contribution represents an additional employer matching contribution of up to 1% of the participant’s compensation in 1999 and up to 2% for years following 1999. The participants may elect the percentage of the employer contributions to be allocated to each investment fund.

Years prior to 2000, employer contributions for the LaMirada hourly employees included a basic company contribution, not a retirement contribution. Participants were eligible to receive the basic contribution on the first day of the month following 12 months of employment. The basic contribution was equal to $0.25 for each hour worked by the participant.

          Vesting

Participants are fully vested in their basic deferred contributions at all times. Additionally, participants became fully vested in all employer contributions as of January 1, 1999 and will continue to be fully vested in the employer matching contribution and retiree medical contribution thereafter. Employer unused vacation contribution and retirement contribution for participants with a hire date of January 1, 2000 or later will follow a five-year cliff vesting schedule.

HAYES LEMMERZ INTERNATIONAL, INC.
RETIREMENT SAVINGS PLAN

Notes to Financial Statements — (Continued)

Years ended December 31, 2000 and 1999

(c)	Represented Employees at Howell and Romulus, Michigan

Eligibility

Hourly employees represented by a bargaining unit of the Howell plant are eligible to participate in the Plan after 90 days of service. Hourly and salaried employees represented by a bargaining unit of the former Romulus plant are eligible to participate in the Plan after 90 days of service.

          Participant Contributions

Participants of both plants may elect to make a tax-deferred contribution of 1% to 15% of their compensation up to an annual maximum specified by the IRS. The participant may also elect the percentage of his contribution to be allocated to each fund.

          Employer Contribution

Only employee contributions are allowed under the plan agreement for Romulus.

Employer contributions for the represented participants at the Howell facility are eligible for company matching contributions and retirement contributions. Participant contributions are matched $0.50 per dollar of the first 2% of compensation contributed, and $0.25 per dollar for the next 2% of compensation contributed. The retirement contribution is equal to three percent of the number of hours worked in the plant by the participant multiplied by his basic hourly rate.

          Vesting

Participants are fully vested in their participant contributions. Vesting of employer contributions is based on years of eligible service as follows:

Years of	Percentage
Eligible Service	vested

Less than 3	0%

3 but less than 4	30

4 but less than 5	40

5 but less than 6	60

6 but less than 7	80

7 or more	100

      (d)                           Salary and Hourly Non-represented Employees at the following locations: Sedalia, Huntington (Hourly only)

Eligibility

Employees not covered under a Company-sponsored pension plan are eligible to participate in the Plan. Employees are eligible on the first day of the month following 30 days of full-time employment.

           Participant Contributions

A participant may elect to make a basic deferred contribution of between 1% and 15% of the participant’s compensation, subject to certain limitations as specified by the Internal Revenue

HAYES LEMMERZ INTERNATIONAL, INC.
RETIREMENT SAVINGS PLAN

Notes to Financial Statements — (Continued)

Years ended December 31, 2000 and 1999

Service (IRS). The participant may elect the percentage of the participant’s contribution to be allocated to each investment fund.

          Employer Contributions

Employer contributions consist of matching contributions, retirement contributions, unused vacation contributions, and retiree medical contributions (effective January 1, 1999). The matching contribution is $1.00 for each dollar of the participant’s deferred contribution made, limited to an amount equal to 2% of the participant’s compensation. The retirement contribution equals 5% of compensation until the participant’s year-to-date compensation reaches the Social Security taxable wage base. After reaching the taxable wage base, the contribution equals 8% of compensation. For participants who do not use an eligible fifth week of vacation, one week’s pay is contributed to the Plan. The retiree medical contribution represents an additional employer matching contribution of up to 1% of the participant’s compensation in 1999 and up to 2% for years following 1999. The participants may elect the percentage of the employer contributions to be allocated to each investment fund.

A participant is eligible for the retirement contribution only after completing one year of service with the Company.

          Vesting

Participants are fully vested in their basic deferred contributions at all times. Additionally, participants became fully vested in all employer contributions as of January 1, 1999 and will continue to be fully vested in the employer matching contribution and retiree medical contribution thereafter. Employer unused vacation contribution and retirement contribution for participants with a hire date of January 1, 2000 or later will follow a five-year cliff vesting schedule.

(e)	All locations

(i)  Plan Benefits

Upon retirement, disability, or death, the entire balance of the participant’s account becomes payable to the participant or the participant’s beneficiary. Upon any other termination of employment, the participant receives the vested portion of his account. Withdrawals are also permitted for financial hardship or upon attainment of age 59 1/2 under certain provisions of the Plan. All benefits are payable in lump sum.

          (ii)  Loans

Participants may borrow up to the lesser of $50,000 or 50% of the vested portion of their account at a market rate. When a loan is made, the participant’s investment fund(s) assets are decreased on a pro rata basis and the loan receivable is reflected in the Loan Fund. Loan repayments are redeposited into the participant’s accounts based on current election directives. Participants may have up to 2 loans outstanding at any one time.

          (iii)  Forfeitures

Nonvested employer contributions of terminated employees become forfeitures after a one-year break in service — unless the nonvested balance is greater than $3,500, in which case they would

HAYES LEMMERZ INTERNATIONAL, INC.
RETIREMENT SAVINGS PLAN

Notes to Financial Statements — (Continued)

Years ended December 31, 2000 and 1999

become a forfeiture after a five-year break in service — and are used to reduce future employer contributions.

          (iv)  Participant’s Accounts

Each participant’s account is credited with the participant’s contribution, the employer’s contribution, and an allocation of plan earnings. Allocations are computed at the end of each calendar quarter, based on the participant’s account balance.

          (v)  Administrative Expenses

The Company pays certain administrative expenses associated with the Plan.

(2)  Summary of Significant Accounting Policies

     (a) Basis of Presentation

The accompanying financial statements are presented on the accrual basis of accounting such that all income, benefits, and expenses are recognized in the period to which they relate.

     (b) Valuation of Investments

Investments in all common trust funds and mutual funds are stated at their aggregate fair value, based upon quoted market prices of the underlying investments within the funds. Investments in Hayes Lemmerz International, Inc. common stock are valued based on the quoted market price. Unrealized and realized gains or losses are reflected currently in the statement of changes in assets available for plan benefits. Purchases and sales of fund units or securities are recorded on a trade-date basis.

     (c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the plan administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (d) New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 133 requires that an entity recognize all derivatives and measure those instruments at fair value.

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Plan is required to adopt SFAS No. 133 effective January 1, 2001. Management has determined that the impact of SFAS No. 133 on the Plan financial statements would be immaterial.

HAYES LEMMERZ INTERNATIONAL, INC.
RETIREMENT SAVINGS PLAN

Notes to Financial Statements — (Continued)

Years ended December 31, 2000 and 1999

(3)  Investment Funds

      Participants direct their accounts to be invested in various investment funds. American Century Securities, Inc. (American Century), as trustee, maintains the following funds under the Plan:

Fund	Description

International Growth Fund	Seeks capital growth over time by investing in common stocks of a broad range of foreign companies

International Long-Term Bond Fund	Seeks to provide a high level of income by investing in a diversified portfolio of longer-term corporate, government, and mortgage-backed bonds

Ultra Investors Fund	Seeks capital growth over time by investing in common stocks considered by management to have better-than-average prospects for appreciation, typically small to medium-size companies

Strategic Allocation Fund: Conservative	Seeks high level of capital appreciation and income through investments in bonds (45%), stocks (40%), and money market securities (15%)

Strategic Allocation Fund: Moderate	Seeks high level of capital appreciation and income through investments in stocks (60%), bonds (30%), and money market securities (10%)

Strategic Allocation Fund: Aggressive	Seeks high level of capital appreciation and income with portfolio of stocks (75%), bonds (20%), and money market securities (5%)

Equity Income Fund	Seeks current income with capital appreciation to exceed the yield of securities comprising the S&P 500 Composite Index

Value Fund	Seeks long-term capital growth through investment in stocks

Stable Asset Fund	Seeks to protect principal from market volatility with yields higher than money market funds. Invests in Benham Preservation Fund and Benham Stable Asset Fund

Vanguard Index Trust — 500 Portfolio	Seeks current income with capital appreciation to exceed the yield of securities comprising the S&P 500 Composite Index

Vanguard Institutional Index Fund	Seeks to replicate the aggregate price and yield performance of the S&P 500 index. The fund invests in all of the 500 stocks listed in the index

J.P. Morgan Bond Fund	Seeks a high total return consistent with moderate risk of capital an maintenance of liquidity

J.P. Morgan Institutional SmartIndex Fund	Seeks a consistently high total return from a broadly diversified portfolio of stocks, while maintaining risk characteristics similar to the S&P 500

Hayes Lemmerz International, Inc. common stock	Invests primarily in the common stock of the Company

HAYES LEMMERZ INTERNATIONAL, INC.
RETIREMENT SAVINGS PLAN

Notes to Financial Statements — (Continued)

Years ended December 31, 2000 and 1999

(4)  Tax Status

      The IRS, in a letter dated July 22, 1996, determined that the Plan meets the requirements of section 401(a) of the Internal Revenue Code (IRC) and is exempt from Federal income tax under section 501(a) of the Code. The Plan has been amended since that date. Although the plan has not received an updated determination letter, the plan administrator believes that the Plan is designed and currently being operated in compliance with the applicable requirements of the IRC.

(5)  Termination of the Plan

      The Company has reserved the right to terminate or amend the Plan at any time. In the event of complete or partial termination of the Plan, participants become 100% vested in their accounts, and the balance in the participant’s account will be distributed at the discretion of the committee which administers the Plan.

(6)  Related Party Transactions

      American Century serves as the Plan’s record keeper and trustee. The Plan has invested $148,999,432 and $146,611,276 of assets in American Century-sponsored funds at December 31, 2000 and 1999, respectively. The Plan holds investments in the Company’s common stock. At December 31, 2000 and 1999, the Plan had invested $6,560,515 and $10,114,918, respectively, in the Company’s common stock.

Schedule I

HAYES LEMMERZ INTERNATIONAL, INC.

RETIREMENT SAVINGS PLAN

Schedule of Assets Held for Investment Purposes

December 31, 2000

	Description of investment, including
Identity of issue, borrower,	maturity date, rate of interest	Current
lessor, or similar party	collateral, par or maturity value	value

American Century Securities, Inc.*	International Growth Fund	$15,771,668

American Century Securities, Inc.*	International Long-Term Bond Fund	3,680,994

American Century Securities, Inc.*	Ultra Investors Fund	46,776,085

American Century Securities, Inc.*	Strategic Allocation Fund: Conservative	3,909,004

American Century Securities, Inc.*	Strategic Allocation Fund: Moderate	15,733,686

American Century Securities, Inc.*	Strategic Allocation Fund: Aggressive	4,858,249

American Century Securities, Inc.*	Equity Income Fund	7,540,018

American Century Securities, Inc.*	Value Fund	6,205,688

Vanguard	Institutional Index Fund	58,619,953

American Century Securities, Inc.*	Stable Asset Fund	44,524,040

J.P. Morgan	Institutional SmartIndex Fund	268,641

J.P. Morgan	Bond Fund	611,519

Hayes Lemmerz International, Inc.*	Common stock	6,560,515

Plan participants	Participant loans	16,955,818

		$232,015,878

*	Denotes a party-in-interest.

EXHIBIT INDEX

Exhibit
Number	Title

23	Consent of KPMG LLP
28	Annual Report on Form 11-K with respect to the Registrant’s Retirement Savings Plan for the year ended December 31, 2000