Form 10-K405/A
period 2001-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2002-02-19
CIK 893670

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 15, 2002 (based on the closing price of the registrant’s Common Stock reported on the over-the-counter market on such date) was approximately $1.2 million.

The number of shares of Common Stock outstanding as of February 19, 2002 was 28,455,995 shares.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Consolidated Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
Independent Auditors’ Report
Notes to Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS For the year ended January 31, 2001 (As Restated)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS For the year ended January 31, 2000 (As Restated)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS For the year ended January 31, 1999
CONDENSED CONSOLIDATING BALANCE SHEET As of January 31, 2001 (As Restated)
CONDENSED CONSOLIDATING BALANCE SHEET As of January 31, 2000 (As Restated)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the year ended January 31, 2001 (As Restated)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the year ended January 31, 2000 (As Restated)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the year ended January 31, 1999
Revolving Credit and Guaranty Agreement
First Amendment To The DIP Credit Agreement
Computation Of Ratios
Subsidiaries Of The Company
Consent Of KPMG LLP
Powers of Attorney

HAYES LEMMERZ INTERNATIONAL, INC.

FORM 10-K/A ANNUAL REPORT

      THIS ANNUAL REPORT ON FORM 10-K/ A CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTIONS “BUSINESS” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) THE OUTCOME AND CONSEQUENCES OF THE COMPANY’S CHAPTER 11 PROCEEDINGS; (2) COMPETITIVE PRESSURE IN THE COMPANY’S INDUSTRY INCREASES SIGNIFICANTLY; (3) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (4) THE COMPANY’S DEPENDENCE ON THE AUTOMOTIVE AND COMMERCIAL HIGHWAY INDUSTRIES (WHICH HAVE HISTORICALLY BEEN CYCLICAL); (5) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY’S FINANCIAL STRUCTURE AND THE COMPANY’S COST OF CAPITAL AND BORROWED MONEY; AND (6) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K/ A AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

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

      The Company is filing this amended Form 10-K/ A Annual Report as a result of the matters discussed below under the heading “Recent Developments — Restatement of Consolidated Financial Statements.”

  Recent Developments

     Restatement of Consolidated Financial Statements

      On September 5 and December 13, 2001, the Company announced that it would restate its consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods, and for the fiscal quarter ended April 30, 2001 because the Company failed in certain instances to properly apply accounting principles generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified. The Company also advised that the accompanying independent auditors’ reports regarding fiscal 2000 and 1999 consolidated financial statements should not be relied upon.

      The Audit Committee of the Company’s Board of Directors was given the responsibility to investigate the facts and circumstances relating to the accounting and internal control issues which gave rise to the restatement and the Company’s accounting practices, policies and procedures (the “Audit Committee Investigation”). To assist with the Audit Committee Investigation, the Audit Committee engaged the law firm of Skadden Arps Slate Meagher & Flom LLP (“Skadden Arps”) and Skadden Arps engaged the accounting firm of Ernst & Young LLP.

      In addition to the Audit Committee Investigation, the Company conducted a review of its accounting records for fiscal 2000 and fiscal 1999 and engaged KPMG LLP to audit the Company’s restated consolidated financial statements for fiscal 2000 and 1999. The cumulative restatement of the Company’s fiscal 2000 and 1999 financial statements reduces the Company’s consolidated stockholders’ equity as of January 31, 2001 by approximately $177.2 million, from amounts previously reported. In addition, the Company’s consolidated financial statements for the quarter ended April 30, 2001 were also restated.

      Following the announcements of the restatements, several lawsuits were filed by and purportedly on behalf of shareholders of the Company naming as defendants a combination of the Company, Ranko Cucuz, former Chairman of the Board and Chief Executive Officer of the Company, and William Shovers, former Vice President — Finance and Chief Financial Officer of the Company. These lawsuits are seeking class action status, but no class has yet been certified in these matters. As discussed below, due to the Company’s filing a petition under Chapter 11 of the Bankruptcy Code on December 5, 2001, this litigation against the Company is now subject to the automatic stay.

      The Company has been in contact with the staff of the Securities and Exchange Commission (“SEC”) concerning the status of the Audit Committee Investigation. The Company has been advised that the SEC is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of such an investigation.

     Chapter 11 Filings

      On December 5, 2001, the Company, 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Filings are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-11490-MFW. During the pendancy of these Filings, the Debtors remain in possession of their properties and assets, and management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside of the ordinary course of business without the approval, after notice and the opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness of the Debtors, as well as other pending litigation against the Debtors, are currently stayed and other pre-petition contractual obligations may not be enforced against the Debtors. In addition, as debtor-in-possession, the Debtors have the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases.

      The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition liabilities, such as employee wages and benefits, and certain customer and freight programs. The Debtors have received Bankruptcy Court approval for the retention of legal, financial and management consulting professionals, and are seeking Bankruptcy Court approval for the retention of additional financial and management consulting professionals, to advise the Debtors in the bankruptcy proceedings and the restructuring of its businesses. The Bankruptcy Court has also approved the Company’s request for a total of $200 million in debtor-in-possession financing. As of February 14, 2002, the Company had $4.0 million in cash borrowings and had issued $2.7 million in letters of credit pursuant to this financing. For additional details regarding this financing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      The Company presently intends to reorganize the Company’s business and restructure the Company’s liabilities through a plan or plans of reorganization to be filed with the Bankruptcy Court. The Company has retained Lazard Freres & Co. LLC, as financial advisors and investment bankers for the purpose of providing financial advisory and investment banking services during the Chapter 11 reorganization process. The Company anticipates that any plan or plans of reorganization it may propose, if ultimately approved by the Bankruptcy Court, would result in substantial dilution of the interest of existing equity holders, so that they would hold little, if any, meaningful stake in the reorganized enterprise.

      Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, when the Company will file a plan or plans of reorganization with the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders.

     New Management Team

      On August 1, 2001, the Board of Directors of the Company appointed Curtis J. Clawson as the Company’s President and Chief Executive Officer, replacing Mr. Cucuz as the Chief Executive Officer. Mr. Clawson was also elected as a Class 2 Director of the Company at this time. Subsequently, on September 5, 2001, the Board of Directors elected Mr. Clawson as the Company’s Chairman of the Board in place of Mr. Cucuz. Since September 2001, several additional senior executives have joined the Company. Currently, the executive officers of the Company, their present positions, the date on which they were appointed to such positions and their business experience during the past five years, is set forth in the following table (all positions shown are with the Company and its subsidiaries unless otherwise indicated):

			Date of
Name	Title	Age	Appointment	Experience

Curtis J. Clawson	President and Chief Executive Officer	42	August 2001	President and Chief Operating Officer of American National Can, June 1998 to August 2000; Division President, Allied-Signal, Inc., March 1995 to January 1998.
Fred Bentley	Vice President— President, Commercial Highway and Aftermarket Services	36	October 2001	Managing Director, European Operations of Honeywell International, April 2001 to October 2001; General Manager of Heavy Duty Operations of Honeywell International, December 2000 to April 2001; Plant Manager of Honeywell International, August 1995 to December 2000.
Hans-Heiner Büchel	Vice President— President, European Fabricated Wheels	50	February 2000	General Manager of the Company’s fabricated wheel facility in Königswinter, Germany, June 1997 to January 2000; Technical Director of Hayes Lemmerz Werke GmbH, December 1991 to May 1997.
Giancarlo Dallera	Vice President— President, European Cast Wheels	55	July 2001	Vice President— President, European Wheel Group, February 2000 to June 2001; Vice President— President, European Aluminum Wheels, October 1992 to January 2000; Chief Executive Officer and Chairman of the Board of Hayes Lemmerz, S.p.A., Hayes Lemmerz Barcelona S.A. and Hayes Lemmerz Belgie N.V. since June 1997; Managing Director, Director and General Manager of Hayes Lemmerz, S.p.A. since April 1990, 1985 and 1981, respectively; Managing Director of Hayes Lemmerz Barcelona S.A. since October 1992.
Michael J. Edie	Vice President— Materials and Logistics	52	November 2001	Independent consultant, September 1999 to October 2001; Senior Vice President— Distribution and Customer Logistics, Revlon, Inc., November 1993 to August 1999.
Harrie Giesen	Vice President— President, Metaalgieterij Giesen Holding B.V.	51	March 1998	Managing Director of Metaalgieterij Giesen B.V. since September 1985; Managing Director of Alumine, b.v., since 1993.

			Date of
Name	Title	Age	Appointment	Experience

Scott Harrison	Vice President— President, Suspension Components	37	October 2001	Vice President— General Manager of Lab Equipment Division, Fisher Scientific, January 2000 to October 2001; Director of Operations, Erico Corp., December 1997 to January 2000; Director of Spark Plug Operations, Allied-Signal, Inc., January 1995 to November 1997.
Kenneth A. Hiltz	Chief Financial Officer and Chief Restructuring Officer	49	October 2001	Principal, Jay Alix & Associates, February 1991 to present; Senior Vice President, Joy Global, Inc. (formerly known as Harnischfeger Industries, Inc.), June 1999 to September 2001.
Larry Karenko	Vice President— Human Resources and Administration	52	February 1999	Vice President— Human Resources, October 1994 to January 1999.
Michael C. McGrath	Vice President— Industry Relations	57	October 2001	Vice President— President, Commercial Highway and Aftermarket Services, February 1994 to October 2001.
John Salvette	Vice President— Business Development	46	July 2001	Vice President— President, North American Components Group, February 2000 to June 2001; Vice President— Finance, Cast Components Group, February 1999 to January 2000; Vice President— Finance, Hayes European Operations, July 1997 to January 2000; Treasurer, February 1995 to June 1997.
Daniel M. Sandberg	Vice President— President, Automotive Brake Components and Powertrain Components	42	October 2001	Vice President— President, Automotive Brake Components, February 1999 to September, 2001; Vice President— International Operations, January 1997 to January 1999; Vice President— General Counsel, March 1994 to January 2000.
James L. Stegemiller	Vice President— President, North American Wheels	50	October 2001	Vice President— Operations, Arvin Meritor, Inc., September 2000 to October 2001; Vice President— Continuous Improvement, Arvin Meritor, Inc., June 1998 to August 2000; Vice President— General Motors Business Group, Arvin Industries, Inc., May 1994 to May 1998.
Patrick B. Carey	General Counsel and Secretary	38	February 1999	Assistant General Counsel and Assistant Secretary, February 1997 to January 1999; Attorney, Timmis & Inman, LLP (Detroit, Michigan), March 1995 to January 1997.

     Board of Directors

      In addition to the election of Mr. Clawson as a Class 2 Director and as the Chairman of the Board (in place of Mr. Cucuz), since January 31, 2001, the following changes in the membership of the Company’s Board of Directors have taken place:

(a)	Ray H. Witt, a Class 2 Director whose term expired at the Company’s annual meeting of stockholders which took place on June 14, 2001, decided not to stand for re-election at such meeting and is no longer a Director;

(b)	Anthony Grillo, a Class 1 Director, resigned from the Board of Directors on July 26, 2001;

(c)	Raymond Minella was elected as a Class 1 Director (to fill the vacancy created by Mr. Grillo’s resignation) on July 26, 2001; Mr. Minella subsequently resigned from the Board of Directors on October 31, 2001;

(d)	Brent Belzberg was elected as a Class 2 Director (to fill the vacancy created by Mr. Witt’s decision not to stand for re-election) on July 26, 2001; Mr. Belzberg subsequently resigned from the Board of Directors on August 31, 2001; and

(e)	Andrew R. Heyer, a Class 2 Director, resigned from the Board of Directors on October 18, 2001.

      As a result of the foregoing, there are currently two vacancies on the Board of Directors.

     Market for the Company’s Common Stock

      On January 31, 2001, the Company’s shares were traded on the New York Stock Exchange (“NYSE”). As a result of the announcement of the restatements and the Chapter 11 Filings, the Company no longer met certain quantitative and qualitative requirements for continued trading on the NYSE. As a result, on December 20, 2001, the Company’s shares were delisted from trading on the NYSE. The Company’s shares now trade on the over the counter market under the symbol “HLMMQ.”

     Other Recent Developments

      For a discussion of (i) other recent developments regarding facility closures, other transactions affecting bank borrowings and long-term debt, a reduction in the North American salaried workforce and the sale of non-core assets and businesses and (ii) additional details regarding all of the aforementioned recent developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      EXCEPT AS SPECIFICALLY STATED OTHERWISE IN THIS AMENDED FORM 10-K/ A, THE INFORMATION CONTAINED IN THE AMENDED FORM 10-K/ A HAS NOT BEEN UPDATED TO REFLECT THE MATTERS SET FORTH IN THE RECENT DEVELOPMENTS SECTION.

  Business Overview

      As of January 31, 2001, the Company was a leading supplier of suspension module components to the global automotive and commercial highway markets with a presence in 17 countries. The Company’s products for the suspension module include wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. The Company is also the largest independent manufacturer of wheel-end attachments and aluminum structural components in North America and a leading producer of automotive brake products in North America. In addition to suspension module components, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components, engine components and aluminum non-structural components for the automotive, heating and general equipment industries.

      In fiscal 2000, the Company’s principal customers were General Motors, Ford, DaimlerChrysler (the three of which comprised approximately 52% of the Company’s fiscal 2000 net sales), BMW, Volkswagen, Nissan and Honda. Other customers include Toyota, Isuzu, Renault, Fiat, Porsche, Audi, Volvo, Citroën, Peugeot, Skoda, Mazda, Mitsubishi and Suzuki. In fiscal 2000, the Company also had over 300 commercial highway vehicle customers in North America, Europe and Asia, including Trailmobile, Dana/ Mack, DaimlerChrysler, Iveco, Strick, Great Dane Trailers, Freightliner, PACCAR, Volvo, General Motors, Renault, Western Star, Schmitz Cargobull and Köegal.

      Suspension module components, consisting of wheels, wheel-end attachments, aluminum structural components and automotive brake components, accounted for approximately 82% of the Company’s sales for fiscal 2000. Also for fiscal 2000, the commercial highway segment accounted for approximately 8% of the Company’s sales, powertrain components accounted for approximately 6% of the Company’s sales and other aluminum products for the automotive, heating equipment and general machinery industries accounted for the remaining 4% of the Company’s sales.

      The Company has been active in expanding its presence and developing strategic alliances around the world. As of January 31, 2001, the Company had a worldwide network of 52 facilities (including six joint venture facilities) in the United States, Germany, Italy, Spain, the Netherlands, Belgium, the Czech Republic, Turkey, Brazil, South Africa, Mexico, Canada, Venezuela, Portugal, Thailand and India. The Company also provides sales, engineering and customer service throughout the world. As of January 31, 2001, the Company had advanced research and development facilities in the United States, Germany, Belgium, Italy and Brazil and a sales and engineering office in Japan. As of January 31, 2001, the Company also had technical alliances in Thailand and Colombia.

      The Company offers its customers a wide range of wheels for passenger cars and light trucks. The Company designs and manufactures steel wheels, which are generally low-cost, high volume production items that consist of two separate pieces (a rim and a center) welded together. The Company also designs and manufactures lightweight steel wheels (which are approximately 15% lighter than traditional steel wheels) and more expensive stylized full face steel wheels, with a clear, color or chrome finish. Aluminum wheels are generally lighter in weight, more readily stylized and more expensive than steel wheels, and can be one-piece cast aluminum wheels, fabricated aluminum wheels or two-piece wheels (a fabricated aluminum rim and a cast aluminum center) welded together (“FFC®”). The Company’s fabricated aluminum wheels are similar in design to fabricated steel wheels. Though not as highly styled as cast aluminum wheels, they are lighter in weight than both fabricated steel wheels and one-piece cast aluminum wheels. As of January 31, 2001, the Company believed that its breadth of product offerings and manufacturing capabilities enhanced its ability to support a full vehicle platform with any wheel design.

      The Company is also a leader in the design, manufacture and delivery of numerous other suspension module components, including: (i) wheel-end attachments and assemblies such as steering knuckles, spindles, hub carriers and suspension arms; and (ii) aluminum structural components such as crossmembers, subframes, engine cradles and axle assemblies. As of January 31, 2001, the Company believed that it was the largest independent supplier in North America of wheel-end attachments and assemblies, and aluminum structural components to original equipment manufacturers (“OEMs”) of passenger cars and light trucks.

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

      OEMs typically specify the features of each component in the suspension module for a particular model. Some components, such as wheels, whether steel or aluminum, often will be offered as standard or optional equipment. Suspension components, such as wheel-end attachments and structural components, usually are offered only as standard equipment. Among the features specified by OEMs are weight, strength, styling and pricing requirements. OEMs will ordinarily designate one supplier of a particular component for a vehicle model, particularly with suspension components. In other Filings, such as wheels, where standard and optional equipment is often offered, a particular vehicle model may utilize more than one supplier.

      A supplier of a particular component design is typically specified by an OEM more than two years before the time of initial production. A potential supplier must first develop a design based on weight, strength, styling and engineering specifications provided by the OEM. After a comprehensive engineering and feasibility review, the OEM then designates a specific supplier for a particular component that meets the OEM’s cost, quality, weight, strength, styling and engineering specifications for particular vehicle models. The duration of the designation is dependent upon the life cycle of the vehicle model. Suppliers that design, engineer, manufacture and conduct quality control testing are generally referred to as Tier 1 suppliers. As of January 31, 2001, the Company believed that because of its world-class engineering capabilities and full product line, early involvement in the design and engineering of new suspension module components as a Tier 1 supplier afforded it a competitive advantage in securing new business and provided customers a significant cost reduction through coordination of design, development and manufacturing processes. As a result of the lengthy approval and launch process, combined with the continued designation of a particular supplier for the life of the vehicle model, increases or decreases in sales to a particular OEM and corresponding changes in market share normally occur over an extended period of time.

      The Company competes for sales of its products on the basis of cost, delivery, quality and service. Approximately 52% of the Company’s fiscal 2000 total sales consisted of sales to General Motors, Ford and DaimlerChrysler. As a result, the loss of a significant portion of the Company’s sales to any of these OEMs could have a material adverse impact on the Company. The Company has been doing business with each of these OEMs for many years, and sales are composed of a number of different products and of different models or types of the same products and are made to individual divisions of such OEMs. In addition, the Company supplies products to those customers in both North America and Europe which reduces the Company’s reliance on any single market.

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

     Industry

          Modules

      As of January 31, 2001, the Company believed that OEMs were changing their sourcing methods toward modules and away from individual components as part of the broader automotive industry strategy to shorten lead times, improve inventory management and enhance the quality of subsystems. The Company has the capability to design and engineer the complete wheel-to-wheel suspension module and currently has the ability to manufacture approximately 60% of the suspension module. Of the components in the suspension module, the Company has achieved its leading position in the automotive wheel market through both organic growth and growth by acquisition. The Company also has important market positions in key suspension module components, including wheel-end attachments and aluminum structural components, as well as comprehensive suspension module design and engineering capabilities.

      As of January 31, 2001, the Company’s strategy was to build its market positions in suspension module components, leveraging off its leading market and customer positions in wheels. As of January 31, 2001, with both the necessary technical capabilities and product breadth, the Company believed it was well positioned to accelerate its growth in key suspension module components and be a leading single-source supplier of suspension modules. With the expanding focus from wheels to the suspension module, the Company had dramatically expanded the markets in which it operates.

          Global Sourcing

      OEMs are developing global car platforms in order to reduce development and production lead times and improve their overall cost structures. An important step for OEMs in achieving improved efficiency through the use of global platforms is being able to source components from a single supplier everywhere in the world. As of January 31, 2001, the Company had recognized the need to be able to supply its customers on a worldwide basis and had increased its capabilities in developing and established markets to meet its customers’ needs.

      As a result of the various acquisitions in fiscal 1997 through fiscal 2000, the Company had established a leading global presence and, at January 31, 2001, operated 26 facilities in North America, 20 facilities in Europe, and six additional facilities in the rest of the world (including interests in joint ventures). As of January 31, 2001, the Company believed its worldwide presence has been an important factor in the award of several contracts to date and expected to realize further benefits as OEMs executed their global car and platform strategies. The Company’s breadth of products and ability to meet different price points added to these competencies by streamlining OEMs’ purchasing and facilitating their ability to meet the divergent needs of each market.

          Outsourcing

      As of January 31, 2001, the Company believed that, in an effort to improve quality and reduce capital outlays, production costs, overhead and inventory levels, OEMs were active in outsourcing significant portions of the design, engineering and manufacturing of automotive components not deemed strategic, and, increasingly, systems and modules to Tier 1 suppliers. Many components, including wheels and brakes, are not strategic to the OEMs.

      OEM suppliers have been proactive in adapting to this trend, as evidenced by the significant consolidation of the OEM supplier base and the increasing role of Tier 1 suppliers as full service integrators. The Company has been particularly active in this area and has used its design and engineering expertise to forge strong relationships by becoming an integral part of OEM in-house design teams. As of January 31, 2001, these relationships led to the Company being the recipient of significant outsourcing awards in wheels and suspension components.

          Technical, Research, Testing and Related Capabilities

      As OEMs increase outsourcing the design, engineering and manufacturing of automotive components, systems and modules to Tier 1 suppliers, greater emphasis is being placed on the technical and research capabilities of suppliers. The Company has a research and development center adjacent to its Northville, Michigan world headquarters and a technical center located in Ferndale, Michigan. The Company also has design, engineering, and research and development capabilities at its Königswinter, Germany; Dello, Italy; Hoboken, Belgium; Johannesburg, South Africa; Saraburi, Thailand and São Paulo, Brazil facilities. As of January 31, 2001, the Company believed that it was a leader in advanced research for suspension modules and related wheel and brake technology. The Company had also developed a number of innovative non-wheel cast aluminum products for passenger cars, heavy trucks, heating equipment and the general machinery industries.

      Most programs that the Company had been selected to supply require the Company to fully design, engineer, prototype and test those components, assemblies and modules. The Company utilizes numerous software programs to ensure customer compatibility. The Company has direct computer links to many customers and provides customers with engineering and manufacturing support. The Company also utilizes finite element techniques in designing products for mechanical strength, fatigue and impact resistance and prediction of noise, vibration and harshness. Similar evaluations are conducted with respect to manufacturing in areas such as mold filling, solidification, die heating and cooling, and fixturing for machining.

      The Company uses a number of rapid prototyping technologies that allows the Company to develop and deliver prototype products to customers with shorter lead times than it could with more traditional prototype development processes. These technologies enable to lower development costs, and to make many rapid changes to ensure that designs are optimized. The Company also performs a variety of tests to ensure that products meet or exceed customer specifications while simultaneously providing updates to engineering and design models.

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

      Aluminum wheel penetration (new vehicle installations) in North America has increased from approximately 3% in 1980 to approximately 53% in 2000. As of January 31, 2001, the Company estimated that such penetration would continue to increase over the next several years because aluminum wheels are increasingly favored by OEMs for their aesthetic characteristics, design flexibility and product innovations, including fabricated aluminum wheels. Aluminum wheel penetration in Europe in 2000 was approximately 31% and continues to display a similar growth pattern as that experienced in North America. As of January 31, 2001, the Company was well-positioned to continue to increase sales of its aluminum wheels.

      As of January 31, 2001, management estimated that aluminum penetration in crossmembers and subframes in North America would double by 2003 from its current level of approximately 12%, and aluminum penetration in wheel-end attachments would increase during the same period from its current level of approximately 22%. The Company was the first company to apply high-volume manufacturing of aluminum structural components with its contract for the Chrysler NS Minivan. The Company now supplies aluminum suspension module components to most major OEMs, including DaimlerChrysler, General Motors and Ford. The Company is also one of a few companies with the ability to supply aluminum crossmembers, which are one-piece cast components. These aluminum crossmembers replace conventional steel crossmembers which are typically fabricated from several stamped steel parts welded together. This improved design not only simplifies the manufacturing process, but also improves the handling of the vehicle. As of January 31, 2001, the Company believed that it was a leader in the design, engineering and manufacturing of aluminum suspension components that would allow it to capitalize on the trend of increased aluminum content per vehicle.

          Product Innovations

      As of January 31, 2001, the Company was dedicated to the continued development of new and improved suspension components and related products either through its own world-class engineering capabilities or joint ventures with other parties. As of January 31, 2001, these new designs included full face styled steel wheels, lightweight steel wheels, lightweight fabricated aluminum wheels, FFC® wheels, clad-covered wheels and Centrifuse® brake drums.

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

      The Company owns numerous patents and trademarks and has patent licenses from others relating to its products and manufacturing methods. The Company also grants patent and trademark licenses to others throughout the world and receives royalties under most of these licenses. As of January 31, 2001, the Company did not consider any particular patent or group of patents to be essential to its business as a whole, but it did consider its patents to be significant to the conduct of its business in certain product areas. In addition, the Company relied on proprietary data and processes, including trade secrets and know-how, and depends, to some extent, on such information remaining confidential.

          Quality Awards

      In an effort to increase the quality of the vehicles they produce, OEMs continue to increase the quality demands on their component suppliers. Each OEM has a structured program and rating system for quality and grants awards to suppliers. Examples include Ford’s Q-l Total Quality Excellence Award, General Motors’ Mark of Excellence, DaimlerChrysler’s QE and Pentastar Awards and Toyota’s Target-Value-Quality Award. Once a supplier receives a quality award, the supplier retains the award level, subject to continuing favorable review by the OEM. The Company endeavors to meet and exceed the quality demands of the OEMs. As of January 31, 2001, most of the Company’s manufacturing facilities have received such quality awards.

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

     Cast Aluminum Wheels

      The Company’s cast aluminum wheels are produced and sold in North America, Europe, South America, South Africa and Asia.

          North America

      As of January 31, 2001, the Company had five cast aluminum manufacturing facilities in North America, which were located in Howell, Michigan; Gainesville, Georgia; Huntington, Indiana; La Mirada, California; and Somerset, Kentucky. As of January 31, 2001, the Company also owned a 40% interest in a joint venture which has an aluminum wheel facility in Chihuahua, Mexico. At these facilities, the Company designed, manufactured and distributed a full-line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the automotive industry. In fiscal 2000, the Company was a leading supplier of cast aluminum wheels purchased in North America. With the exception of a limited number of cast aluminum wheels manufactured by Ford in New Zealand and aluminum wheels manufactured by Toyota, there is no significant OEM manufacturing of cast aluminum wheels. In 2000, the Company believed approximately 53% of passenger cars and light trucks in North America used cast aluminum wheels.

      Customers. In fiscal 2000, approximately 87% of the Company’s total North American cast aluminum wheel production was sold to DaimlerChrysler, General Motors and Ford for use on vehicles produced in North America. The Company exported approximately 3% of its cast aluminum wheels to Nissan and Isuzu in Japan and sold approximately 10% to Japanese transplants in the United States. As of January 31, 2001, the Company owned 100% of Hayes Lemmerz Japan Limited, a Japanese corporation that provides sales, engineering and service support for the Company in the Japanese wheel market.

      Manufacturing. In manufacturing cast aluminum wheels, the Company uses both gravity casting and low pressure casting technologies. The Company continues to emphasize cost control and product quality in its manufacturing processes and facilities.

      As of January 31, 2001, the Company manufactured one-piece and two-piece aluminum wheels. One-piece aluminum wheels comprise the majority of the Company’s fiscal 2000 sales. The Company introduced its first high volume FFC® two-piece aluminum wheel in 1998. This two-piece design offers OEMs even greater weight savings without sacrificing styling flexibility.

      Competition. As of January 31, 2001, the Company believed that its capabilities as a cost-effective supplier of cast aluminum wheels meeting OEM requirements enabled it to compete effectively with other aluminum wheel manufacturers. As of January 31, 2001, the Company’s primary competitor in the North American cast aluminum wheel market was Superior Industries International, Inc. Other competitors included Amcast Industrial, American Racing Equipment, Alcoa and several foreign suppliers operating in the United States.

          Europe

      As of January 31, 2001, the Company had five cast aluminum manufacturing facilities in Europe, which were located in Barcelona, Spain; Dello, Italy; Campiglione Fenile, Italy; Hoboken, Belgium; and Ostrava, Czech Republic. At these facilities, the Company designed, manufactured and distributed a full line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the European automotive industry.

      Customers. In fiscal 2000, the Company was a leading supplier of cast aluminum wheels in the European market. Substantially all of the Company’s European cast aluminum wheels were sold to BMW, DaimlerChrysler, Ford, General Motors, Fiat, Volkswagen, Porsche, Peugeot, Renault, Nissan and Volvo. In 2000, the Company believed approximately 31% of passenger cars and light trucks in Europe used cast aluminum wheels.

      Manufacturing. The Company utilizes low pressure casting technologies in Europe. As of January 31, 2001, engineering, research and development for the Company’s European cast aluminum wheel operations was performed at the Company’s Dello, Italy and Hoboken, Belgium facilities.

      The Company maintains substantial capabilities in Europe to style and design cast aluminum wheels for sale to particular OEMs. The Company offers its OEM customers various Company-generated styles and sizes each year. The Company has also established direct computer links with several customer locations in Europe to streamline the design and approval process and reduce product development lead-time. In Europe, the Company believes that its interaction with its customers through computer-aided design offers a competitive advantage. In addition, as of January 31, 2001, the Company was actively introducing its new weight and cost saving technologies to the European car makers.

      Competition. The cast aluminum wheel market in Europe remains more fragmented than in North America, with numerous producers possessing varying levels of financial resources and market positions. In 2000, the installation rate of cast aluminum wheels in Europe was significantly lower than in North America. As of January 31, 2001, as a result of anticipated consolidations of small local manufacturers across the European community and the expected increasing demand for cast aluminum wheels among consumers and OEMs in Europe, the Company believed that, over the next several years, the number of cast aluminum wheel manufacturers in Europe was likely to decline and the remaining producers would increase their market shares. As of January 31, 2001, as a result of its position in Europe and its advanced engineering and technology, the Company believed that it was well positioned to meet these changes in the European market.

      In fiscal 2000, the Company’s primary competitors in the European cast aluminum wheel market for passenger cars were Ronal, Amcast Speedline and Alloy Wheel International.

          South America, South Africa and Asia

      As of January 31, 2001, the Company had one cast aluminum manufacturing facility in South America, which was located near São Paulo, Brazil, one cast aluminum wheel manufacturing facility in South Africa, which was located near Johannesburg, South Africa, and one cast aluminum wheel manufacturing facility in Asia, which was located near Bangkok, Thailand. At these facilities, the Company designed, manufactured and distributed a full-line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the South American, South African and Asian automotive industries.

      Customers. As of January 31, 2001, the largest customers for the Company’s South American cast aluminum wheels were Ford, General Motors, Volkswagen and Renault. The largest customers for the Company’s South African cast aluminum wheels were BMW, DaimlerChrysler, Dotz and Volkswagen. The largest customers for the Company’s Asian cast aluminum wheels were Toyota, Isuzu and Mitsubishi.

      Manufacturing. Engineering, research and development for the Company’s South American, South African and Asian cast aluminum wheel operations is currently performed at the Company’s facilities located in Dello, Italy, Johannesburg, South Africa, and Hoboken, Belgium.

      Competition. In fiscal 2000, the Company’s primary competitors in the South American cast aluminum wheel market for passenger cars were Italmagnesio and Mangels; the Company’s primary competitor in the South African cast aluminum wheel market for passenger cars was Tiger Wheels; and the Company’s primary competitor in the Asian cast aluminum wheel market for passenger cars was Enkei.

     Fabricated Wheels

      The Company’s fabricated wheels are produced and sold in North America, Europe and South America.

          North America

      As of January 31, 2001, at its manufacturing facilities in Sedalia, Missouri and Bowling Green, Kentucky, the Company designed, manufactured and distributed a full line of fabricated steel and fabricated aluminum wheels for sale to OEMs in the passenger car and light truck segments of the automotive industry. As of January 31, 2001, the Company also owned a 40% interest in a joint venture which designs, manufactures and distributes fabricated steel wheels from a facility in Mexico City, Mexico. Having commenced production in the early 1900s, the Company has manufactured more steel wheels in North America than any other manufacturer.

      The Company’s fabricated wheel products, including fabricated steel wheels, fabricated aluminum wheels, chrome steel wheels, full face steel wheels, and clad-covered wheels, have been well received by its customers. As of January 31, 2001, the Company believed that new contracts obtained in 2000 relating to these products have positioned this group for significant future growth. At January 31, 2001, the Company produced fabricated aluminum wheels for Ford, General Motors, DaimlerChrysler and Toyota, including a full face, styled version for the Ford F150 truck.

      As of January 31, 2001, the Company believed that the North American steel wheel market would remain significant because OEMs would continue to specify less costly steel wheels for more moderately priced passenger cars and light trucks and for most spare wheels. The rate of installation of steel or aluminum wheels for any model year may be affected by OEM promotion programs. As of January 31, 2001, the Company continued to explore other avenues of growth for steel wheels, including further penetration into that portion of the market currently served by OEM wheel manufacturers.

      Customers. As of January 31, 2001, the Company estimated that it was the largest supplier of steel wheels in North America for fiscal 2000. Approximately 88% of the Company’s North American steel wheels were sold to General Motors, Ford and DaimlerChrysler in fiscal 2000.

      Manufacturing. The Company’s fabricated steel and fabricated aluminum wheels are manufactured by a continuous in-line process, thus enhancing quality standardization and reducing work-in-process inventory. Although tooling is relatively expensive for steel wheels, a particular style is likely to be run for a customer in high volume over a long period, lowering the unit production cost.

      Competition. In fiscal 2000, the Company’s primary competitors in the North American steel wheel market for passenger cars and light trucks were ArvinMeritor, Accuride, Topy and Central Manufacturing Company.

          Europe

      As of January 31, 2001, in Europe, the Company had four fabricated wheel manufacturing facilities, which are located in Königswinter, Germany; Manresa, Spain; Manisa, Turkey; and Ostrava, Czech Republic, where it designed, manufactured and distributed a full-line of fabricated steel wheels for sale to both OEMs and the aftermarket of the automotive industry throughout Europe.

      Customers. The Company was a leading supplier of fabricated wheels manufactured in Europe in 2000. The Company’s principal customers include Volkswagen, Audi, Skoda, General Motors, Vauxhall, Opel, DaimlerChrysler, Mitsubishi, Ford, Landrover, Volvo, BMW, PSA, Seat, Renault, Toyota, Nissan, Suzuki

and Kromag. In 2000, in Eastern Europe, the Company’s principal customer was Skoda, the national automobile manufacturer of the Czech Republic, for which the Company was the sole supplier of steel wheels.

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

      Competition. As of January 31, 2001, the Company’s principal competitors for the sale of passenger car and light truck steel wheels in Europe included Michelin Kronprinz, Gianetti-Fergat, Ford and Volkswagen.

          South America

      As of January 31, 2001, in South America, the Company had one fabricated wheel manufacturing facility, which is located near São Paulo, Brazil, where it designed, manufactured and distributed a full-line of fabricated steel wheels for sale to both OEMs and the aftermarket of the automotive industry throughout Brazil and Argentina.

      Customers. As of January 31, 2001, the Company’s principal customers in Brazil and Argentina included Ford, General Motors, DaimlerChrysler, Volkswagen, PSA and Renault.

      Manufacturing. The Company’s Brazilian steel wheel manufacturing facility has its own research and development facility and its operations are being converted to state-of-the-art, automated production equipment.

      Competition. In fiscal 2000, the Company’s principal competitor for the sale of passenger car and light truck steel wheels in Brazil and Argentina was ArvinMeritor.

     Suspension Components

      The Company’s suspension components are produced and sold in North America. As of January 31, 2001, the Company had four suspension component manufacturing facilities in North America, which were located in Bristol, Indiana; Cadillac, Michigan; Montague, Michigan; and Southfield, Michigan. As of January 31, 2001, the Company had completed construction of a new aluminum foundry in Montague, Michigan to meet increased customer demand for aluminum suspension components. In addition, in fiscal 2000, the Company acquired the assets of the Schenk aluminum foundry located in Maulbronn, Germany

      The Company’s suspension components consist of: (1) wheel-end attachments and assemblies; and (2) aluminum structural components.

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

      Customers. As of January 31, 2001, the Company was a leading supplier to North American OEMs in wheel-end attachments and assemblies. The Company’s leadership in this segment also extended to certain product niches within the category.

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

      Competition. The Company is a leading supplier of wheel-end attachments and assemblies. As of January 31, 2001, excluding OEM production, the Company’s principal competitor was Carpenter. As of January 31, 2001, other competitors included Metaldyne, Intat and Hitachi. Given the fragmented nature of the market, the Company’s competitors are significantly less visible across the major product areas and OEMs.

          Aluminum Structural Components

      The Company also manufactures structural aluminum subframes and crossmembers. Competing metals and processes include stamped steel, hydro-formed steel, and extruded aluminum. Aluminum’s market share of this segment is expected to grow, primarily due to desired weight reductions and ride characteristics. As of January 31, 2001, the Company believed that it is well positioned to benefit from this expected increase in penetration of aluminum.

      Customers. The Company developed a one-piece cast aluminum crossmember for the 1995 Chrysler NS Minivan, the first high-volume application of such product. Since then, the Company has grown the market for aluminum crossmembers. As of January 31, 2001, its customers included General Motors, Ford and DaimlerChrysler.

      Manufacturing. In North America, the Company designs, manufacturers and distributes structural aluminum subframes and crossmembers. As this market segment continues to experience significant growth, the Company is planning to take advantage of this trend by leveraging recent investments in new manufacturing technologies.

      Competition. Given the level of manufacturing expertise required to produce aluminum structural components, there are only four participants in this segment. As of January 31, 2001, the Company believed that it was a leading supplier of aluminum structured components and that Alcoa was also a significant manufacturer of aluminum structural components in the marketplace.

     Automotive Brake Components

      As of January 31, 2001, the Company had two automotive brake facilities in North America, which were located in Homer, Michigan and Monterrey, Mexico. At these facilities, the Company designed, manufactured and distributed automotive brake components consisting primarily of composite metal drums and full cast drums for drum-type brakes and cast iron rotors for disc brakes.

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

      Competition. In fiscal 2000, the principal competitors of the Company for the sale of automotive brake components were Delphi, TRW, Bosch, Aisin Seiki and Rassini. As of January 31, 2001, the Company believed that Delphi, TRW and Bosch supplied brake drums and rotors as well as anti-lock brake systems, while Aisin Seiki and Rassini were suppliers of brake rotors and drums.

     Commercial Highway Products

      The Company’s commercial highway vehicle wheels and brakes are produced and sold in North America, Europe, South America and Asia.

          North America

      As of January 31, 2001, the Company had three manufacturing facilities in North America which produced components for the commercial highway market. These facilities were located in Akron, Ohio (wheels and rims); Berea, Kentucky (brake components); and Mexico City, Mexico (brake components, cast spoke wheels and rims).

      Customers. As of January 31, 2001, the Company’s largest customers for commercial highway wheels and rims included Trailmobile, Monon, Strick and Great Dane Trailers, while its largest customers for commercial highway brake components included Freightliner, LLC, PACCAR Inc. and Volvo of North America. Of the Company’s commercial highway net sales for fiscal 2000, approximately 60% were to truck and trailer manufacturers and original equipment servicers (“OES”), and 40% were to warehouse distributors.

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

      Competition. The Company competes for sales of commercial highway wheels, rims and brake components on the basis of cost, delivery, quality and service. The Company spends a considerable amount of effort obtaining fleet specifications where purchasers of commercial highway vehicles specify to the truck manufacturers the components to be used. In fiscal 2000, the principal competitors of the Company for the sale of commercial highway wheels and rims were Accuride and Alcoa. As of January 31, 2001, the Company believed that Accuride supplied steel wheels, while Alcoa supplied forged aluminum wheels. In fiscal 2000, the principal competitors of the Company for the sale of commercial highway hubs and drums were Gunite, Webb and ArvinMeritor.

          Europe

      As of January 31, 2001, the Company manufactured steel truck and trailer wheels for sale to manufacturers of commercial highway vehicles in Europe at its Königswinter, Germany facility. In addition, as of January 31, 2001, the Company produced wheels for the forklift truck market at its Ostrava, Czech Republic facility. Recently, the Company underlined its leadership in product and process technology by launching the first truck wheel with an outside valve hole. Management believes there is a growing need for this product due to the increase in penetration of disc brakes on heavy trucks.

      Customers. The Company was a leading supplier of heavy truck steel wheels sold in Western Europe in 2000. The Company’s principal customers for steel wheels for commercial highway vehicles included DaimlerChrysler, Renault, Western Star, Schmitz Cargobull, Köegal, Volvo, PACCAR and Iveco.

      Manufacturing. As of January 31, 2001, the Company believed that the Company’s Königswinter, Germany facility had the most technologically advanced truck wheel manufacturing line in the world. At this facility, the Company produces a variety of wheels for commercial highway vehicles.

      Competition. As of January 31, 2001, the Company’s principal competitors for the sale of commercial highway wheels in Europe were Michelin Kronprinz and Gianetti.

          South America and Asia

      As of January 31, 2001, the Company manufactured steel truck and trailer wheels for sale to manufacturers of commercial highway vehicles in South America at its São Paulo, Brazil facility and in Asia at its Pune, India facility. With the installation of a flow forming machine for truck discs, the Pune, India facility is able to increase its export business.

      Customers. In 2000, the Company was a leading supplier of heavy truck steel wheels sold in South America. The Company’s principal customers for steel wheels for commercial highway vehicles in South America were Ford, DaimlerChrysler, Volvo, Volkswagen and Roudon. The Company also supplied heavy truck steel wheels in India in fiscal 2000. The Company’s largest customers for steel wheels for commercial highway vehicles in India were Bharat Forge, Telco and Volvo (India).

      Manufacturing. At the São Paulo and Pune facilities, the Company produces a variety of tubeless and tube-type wheels for commercial highway vehicles.

      Competition. In fiscal 2000, the Company’s principal competitor for the sale of commercial highway wheels in South America was FNV and the Company’s principal competitor for the sale of commercial highway wheels in India was Wheels of India.

     Powertrain Components

      The Company’s powertrain and engine components are produced and sold in North America. As of January 31, 2001, the Company had three powertrain and engine component manufacturing facilities in North America, which were located in Wabash, Indiana; Petersburg, Michigan (which facility was closed on December 31, 2001); and Nuevo Laredo, Mexico. At these facilities, the Company designed, manufactured and distributed a variety of powertrain and engine components, including aluminum and polymer intake manifolds, aluminum cylinder heads, water pumps, brackets and ductile iron exhaust manifolds.

      Customers. In fiscal 2000, the Company supplied the vast majority of its powertrain and engine components (comprised primarily of intake and exhaust manifolds) to Ford, DaimlerChrysler and General Motors. In addition the Company supplied those same products to Japanese transplants including Honda, Nissan and Toyota and other major suppliers such as Visteon and Cummins Engine.

      Manufacturing. As of January 31, 2001, the Company, which has specialized in complex design manifolds, was one of the largest lost core producers worldwide. Also, as of January 31, 2001, the Company had developed technologies that the Company believed would ensure the Company’s position in the overall manifold market. Welded technologies are used to produce less complex polymer manifolds utilizing multiple pieces. While the Company currently manufactures a limited number of welded components, the Company is actively developing proprietary processes that management believes are superior to other current welding technologies. As of January 31, 2001, the Company believed that this would enable it to capture future growth in this market segment.

      Competition. In fiscal 2000, the Company was a leading independent manufacturer of aluminum intake manifolds in North America. As of January 31, 2001, the Company’s primary competitor in aluminum intake manifolds was Fort Wayne Foundry. The remainder of the market for intake manifolds was highly fragmented and comprises a combination of small independent suppliers and minor positions of large suppliers such as Delphi, Siemens and Solvay. In 2000, approximately one-half of the intake manifolds produced in North America were made from aluminum, with the remainder from polymers. As of January 31, 2001, given the

Company’s ability to manufacture both aluminum and polymer components, the Company believed that it would remain a leading supplier of these products.

     Non-Core Businesses

      The new management team is currently evaluating various strategic alternatives with respect to the Company’s Non-Core Businesses.

      As of January 31, 2001, the Company had three non-core aluminum operations, collectively called Metaalgieterij Giesen B.V. (“MGG”). MGG was comprised of three facilities, two of which utilize sand-cast, low pressure and high-pressure aluminum casting processes and two of which have machining operations. The sand casting process uses specially designed patterns to create sand molds into which molten aluminum is poured. Sand casting allows MGG to produce complicated pieces in small quantities. The complexity and low volume makes it too costly to manufacture these items using permanent mold casting, such as is used to produce cast aluminum wheels. In fiscal 2000, MGG manufactured a variety of products, including heat exchangers used in gas-fired boilers, intake manifolds and aluminum housings for automotive and heavy truck applications, and a variety of aluminum products for the general machinery and electronics industries. From these facilities the Company is a leading supplier of the cast aluminum heat exchangers for use in gas-fired boilers for the commercial and residential markets in Europe.

      In fiscal 2000 in North America, the Company’s aftermarket division sold passenger car, light truck and trailer wheels and other automotive products, such as brake controllers. As of January 31, 2001, the Company maintained warehouses in Dallas, Texas and Howell, Michigan for this purpose. In the aftermarket, the Company competes with a multitude of manufacturers depending upon the product and market. The Company also designs and builds specialized manufacturing equipment for metal casting, machining and assembly facilities.

      As of January 31, 2001, the Company also operated four tire and wheel assembly operations in Europe. These facilities were located in Brussels, Belgium; Königswinter and Bremen, Germany; and Ostrava, Czech Republic. As of January 31, 2001, the Company also owned a 49% interest in a joint venture which has a tire and wheel facility in Portugal. From these facilities, the Company supplied balanced tire and wheel assemblies to customers on a just-in-time basis. During the fourth quarter of fiscal 2001, the Company sold this business (including its interest in the joint venture) for cash proceeds of approximately $12 million.

     Investments

          Joint Ventures

      As of January 31, 2001, the Company had been active in developing strategic alliances around the world through joint ventures to further expand its customer base, improve product range and increase production capabilities and efficiencies. As of January 31, 2001, the Company also planned to further enhance its presence in emerging markets. Over the past several years, the Company has expanded its emerging market presence by increasing ownership and/or acquiring outright joint ventures in Brazil, South Africa, India and Thailand. As of January 31, 2001, the Company owned minority interests as detailed below:

	%
Joint Venture	Ownership	Location	Products

Hayes Wheels de Venezuela, C.A.(1)	49%	Venezuela	Fabricated Wheels
Continental Lemmerz (Portugal) — Componente para Automoveis, Lda(1)	49%	Portugal	Tire and Wheel Assembly
Hayes Wheels de Mexico, S.A. de C.V. (2 facilities)	40%	Mexico	Fabricated Wheels Cast Aluminum Wheels
Reynolds-Lemmerz Industries(2)	25%	Canada	Cast Aluminum Wheels
Jantas Jant Sanayi ve Ticaret A.S.	25%	Turkey	Commercial Highway Wheels

(1)	The Company sold its interest in this joint venture during the fourth quarter of fiscal 2001.

(2)	The Company sold its interest in this joint venture during the third quarter of fiscal 2001.

      In addition, the Company has technical assistance agreements with ATP, a wheel manufacturer in Thailand, and with Colombiana de Frenos S.A., a steel and aluminum wheel manufacturer in Colombia.

     Environmental Compliance

      The Company, like most other manufacturing companies, is subject to and is required from time to time to take action at its facilities to comply with federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. In this regard, the Company maintains an ongoing compliance program to anticipate and, if necessary, correct environmental problems. The Company periodically incurs capital expenditures in order to upgrade its pollution control mechanisms and to comply with applicable laws. At January 31, 2001, the Company had 16 facilities registered or recommended for registration under ISO 14001 and is working to obtain ISO 14001 Registration at all manufacturing facilities worldwide. As of January 31, 2001, the Company believed it was in material compliance with applicable federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. See “Item 3. Legal Proceedings.”

Employees

      At April 15, 2001, the Company had approximately 15,000 employees. Of the Company’s employees in the United States, approximately 6% were represented by the UAW or USW. Collective bargaining agreements with the UAW or USW affecting these employees expire at various times through 2002 and 2003. As is common in many European jurisdictions, substantially all of the Company’s employees in Europe are covered by country-wide collective bargaining agreements. These agreements expire at various times through 2001. Additional agreements are often made with the facility Works Council on an individual basis covering miscellaneous topics of local concern. There are no Company-wide or industry-wide bargaining units in the United States. As of January 31, 2001, the Company considered its employee relations to be satisfactory.

Item 2. Properties

      The Company has its world headquarters in Northville, Michigan. As of January 31, 2001, the Company operated 26 facilities in North America with approximately 5.3 million square feet in the aggregate. As of January 31, 2001, within Europe, the Company operated 20 manufacturing facilities with approximately 6.0 million square feet in the aggregate. As of January 31, 2001, in South America, Asia and South Africa, the Company operated six manufacturing facilities with approximately 2.0 million square feet in the aggregate. As of January 31, 2001, the Company believed that its plants were adequate and suitable for the manufacturing of products for the markets in which it sells.

Item 3. Legal Proceedings

      On December 5, 2001, the Company, 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code These petitions were filed in the United States Bankruptcy Court for the District of Delaware, Case No. 01-11490-MFW. Management of the Company continues to operate the business of the Debtors as a debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. In this proceeding, the Debtors intend to propose and seek confirmation of a plan or plans or reorganization. Unless lifted by the order of the Bankruptcy Court, pursuant to the automatic stay provision of the Bankruptcy Code, all pending pre-petition litigation against the Debtors is currently stayed.

      Following the announcements of the restatements, several lawsuits were filed by and purportedly on behalf of the shareholders of the Company naming as defendants a combination of the Company, Mr. Cucuz and Mr. Shovers. These lawsuits are seeking class action status, but no class has yet been certified in these actions. Due to the Company’s bankruptcy filing, this litigation against the Company is subject to the automatic stay.

      In the ordinary course of its business, the Company is a party to other judicial and administrative proceedings involving its operations and products, which may include allegations as to manufacturing quality, design and safety. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance and established reserves for uninsured liabilities), management believes that the outcome of these proceedings will not have a material adverse effect on the financial condition of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company had 28,455,995 shares of Common Stock outstanding and 105 record holders as of April 23, 2001. As of January 31, 2001, the Company’s shares were traded on the New York Stock Exchange (“NYSE”) under the symbol “HAZ.” For updated information regarding this matter, see Part I, Item 1 “Business — Recent Developments — Market for the Company’s Common Stock.” Set forth below are the high and low closing prices for the Company’s Common Stock as reported on the NYSE for each quarterly period during the last two fiscal years.

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

      The Company has not paid dividends on its Common Stock since fiscal 1997, and does not intend to pay dividends in the foreseeable future.

Item 6. Selected Financial Data

      The following table sets forth selected consolidated financial data with respect to the Company for the five fiscal years ended January 31, 2001. The information set forth below has been restated for fiscal 2000 and 1999 and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page F-1.

	As Restated

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2001	2000	1999	1998	1997

	(Amounts in millions, except share amounts)
Income Statement Data:
Net sales	$2,168.2	$2,295.1	$1,672.9	$1,269.8	$778.2
Depreciation and amortization	152.1	135.8	87.8	71.2	47.6
Asset impairments and other restructuring charges	127.7	3.7	—	—	115.4
Interest expense, net	163.5	153.3	94.9	90.4	48.5
Income tax provision (benefit)	9.7	38.3	39.1	23.2	(36.7)
Earnings (loss) before extraordinary loss	(186.2)	47.6	52.0	31.4	(65.5)
Extraordinary loss	—	—	8.3	—	7.4

Net income (loss)	$(186.2)	$47.6	$43.7	$31.4	$(72.9)

Balance Sheet Data:
Total assets	$2,603.9	$2,679.9	$2,113.7	$1,758.9	$1,183.1
Bank borrowings and current portion of long-term debt(1)	1,693.3	143.2	57.1	38.0	29.5
Long-term debt	94.6	1,384.6	976.1	882.6	686.3
Stockholders’ equity (deficit)	(21.8)	190.7	215.2	161.5	(41.1)
Per Share Data:
Income (loss) before extraordinary loss	$(6.24)	$1.51	$1.60	$1.12	$(2.36)
Extraordinary loss, net of tax	—	—	(0.25)	—	(0.27)

Income (loss) per share	$(6.24)	$1.51	$1.35	$1.12	$(2.63)

Dividends declared per share	—	—	—	—	$0.015
Average shares outstanding (in thousands)	29,585	31,512	32,411	28,132	27,703

(1)	See Note 10 to the Consolidated Financial Statements included herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements, related notes thereto and the other information included elsewhere herein. The financial information included in the following discussion and analysis reflects the results of the restatements of the consolidated financial statements discussed more fully below.

  Organization, Chapter 11 Filings and Other Recent Developments

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

     Chapter 11 Filings

      On December 5, 2001, the Company, 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 Filings are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-11490-MFW.

      During the pendancy of these Filings, the Debtors remain in possession of their properties and assets and management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside of the ordinary course of business without the approval, after notice and the opportunity for a hearing, of the Bankruptcy Court.

      Shortly after the commencement of the Chapter 11 Filings, on December 21, 2001, the Bankruptcy Court granted interim approval for the Debtors to obtain $45 million debtor-in-possession financing. Subsequently, by order entered on January 28, 2002, the Bankruptcy Court granted final approval to a $200 million debtor-in-possession financing facility for the Debtors. The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition liabilities, such as employee wages, benefits, and certain customer and freight programs. In addition, the Bankruptcy Court authorized the Debtors to maintain their employee benefit programs. Pension and savings plan funds are in trusts and protected under federal regulations. All required contributions are current in the respective plans. The Debtors have received Bankruptcy Court approval for the retention of legal, financial and management consulting professionals, and are seeking Bankruptcy Court approval for the retention of additional financial and management consulting professionals, to advise the Debtors in the bankruptcy proceedings and the restructuring of its businesses.

      Pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness and virtually all litigation against the Debtors that was, or could have been, brought prior to the commencement of the Chapter 11 Filings are stayed, and other contractual obligations of the Debtors may not be enforced against them. In addition, under Section 365 of the Bankruptcy Code, subject to the approval of the Bankruptcy Court, the Debtors may assume or reject executory contracts and unexpired leases. Parties affected by these rejections may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. These claims for damages resulting from the rejection of executory contracts or unexpired leases will be subject to separate bar dates, generally thirty days after entry of the order approving the rejection. As of the date of this filing, the Debtors had not yet completed their review of all contracts and leases for assumption or rejection, but ultimately will assume or reject all such contracts and leases. Generally, the Debtors have up to 120 days, or a longer period of time subject to approval by the Bankruptcy Court, to assume or reject executory contracts and certain leases. The Debtors cannot presently determine or reasonably predict the ultimate liability that may result from rejecting such contracts or leases or from the filing of rejection damage claims, but such rejections could result in additional liabilities subject to compromise.

      All liabilities subject to compromise are subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Under a confirmed plan of reorganization, pre-petition claims may be paid at amounts substantially less than their allowed amounts. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate resolution with respect to allowed claims is not presently ascertainable.

      The consummation of a plan or plans of reorganization is the principal objective of the Chapter 11 Filings. A plan of reorganization sets forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including the liabilities subject to compromise. Generally, pre-petition liabilities are subject to settlement under such a plan or plans of reorganization, which must be voted upon by certain creditors and approved by the Bankruptcy Court. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right for 120 days (until April 4, 2002), subject to extension by the Bankruptcy Court, to submit a plan or plans of reorganization. The Debtors have retained Lazard Freres & Co. LLC, as financial advisors and investment bankers for the purpose of providing financial advisory and investment banking services during the Chapter 11 reorganization process. The Company anticipates that any plan or plans of reorganization it may propose, if ultimately approved by the Bankruptcy Court, would result in substantial dilution of the interest of existing equity holders, so that they would hold little, if any, meaningful stake in the reorganized enterprise.

      Confirmation of a plan of reorganization is subject to certain findings being made by the Bankruptcy Court, all of which are required by the Bankruptcy Code. Subject to certain exceptions set forth in the Bankruptcy Code, confirmation of a plan of reorganization requires the approval of the Bankruptcy Court and the affirmative vote of each impaired class of creditors and equity security holders. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. There can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated.

      Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, when the Company will file a plan or plans of reorganization with the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders.

     Restatement of Consolidated Financial Statements

      On September 5 and December 13, 2001, the Company announced that it would restate its consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods, and for the fiscal quarter ended April 30, 2001 because the Company failed in certain instances to properly apply accounting principles generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified. The Company also advised that the accompanying independent auditors’ reports regarding fiscal 2000 and 1999 consolidated financial statements should not be relied upon.

      The Audit Committee of the Company’s Board of Directors was given the responsibility to investigate the facts and circumstances relating to the accounting and internal control issues which gave rise to the restatement and the Company’s accounting practices, policies and procedures. To assist with the Audit Committee Investigation, the Audit Committee engaged the law firm of Skadden Arps and Skadden Arps engaged the accounting firm of Ernst & Young LLP.

      In addition to the Audit Committee Investigation, the Company conducted a review of its accounting records for fiscal 2000 and fiscal 1999 and engaged KPMG LLP to audit the Company’s restated consolidated financial statements for fiscal 2000 and 1999. The cumulative restatement of the Company’s fiscal 2000 and 1999 financial statements reduces the Company’s consolidated stockholders’ equity as of January 31, 2001 by approximately $177.2 million, from amounts previously reported. In addition, the Company’s consolidated financial statements for the quarter ended April 30, 2001 were also restated.

      Following the announcements of the restatements, several lawsuits were filed by and purportedly on behalf of the shareholders of the Company naming as defendants, a combination of the Company, Mr. Cucuz and Mr. Shovers. These lawsuits are seeking class action status, but no class has yet been certified in these matters. As discussed above, due to the fact that the Company filed a petition under Chapter 11 of the Bankruptcy Code on December 5, 2001, this litigation against the Company is now subject to the automatic stay.

      The Company has been in contact with the staff of the SEC concerning the status of the Audit Committee Investigation. The Company has been advised that the SEC is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of such an investigation.

     New Management Team

      As more fully discussed at Part I, Item 1. “Business-Recent Developments — New Management Team” herein, a number of changes in the Company’s Officers, Directors and senior operating and financial management occurred since January 31, 2001.

     Market for the Company’s Common Stock

      On January 31, 2001, the Company’s shares were traded on the New York Stock Exchange (“NYSE”). As a result of the announcement of the restatements and the Chapter 11 filings, the Company no longer met certain quantitative and qualitative requirements for continued trading on the NYSE. As a result, on December 20, 2001, the Company’s shares were delisted from trading on the NYSE. The Company’s shares now trade on the over the counter market under the symbol “HLMMQ.”

     Facility Closures

      In June 2001, the Company committed to a plan to close its manufacturing facility in Petersburg, Michigan, and in November 2001, committed to a plan to close its manufacturing facility in Bowling Green, Kentucky.

      The Company will record asset impairment losses with respect to the Petersburg facility of $28.5 million during the first quarter of fiscal 2001. In connection with the closure of this facility (which commenced during December 2001), the Company will record a restructuring charge of $0.5 million during the fourth quarter of fiscal 2001. The restructuring charge relates to security and other maintenance costs subsequent to the shutdown date, and is expected to be paid during fiscal 2001 and 2002.

      In connection with the closure of the Bowling Green facility (which is planned to begin during July 2002), the Company will record during the fourth quarter of fiscal 2001 asset impairment losses of $45.5 million and other restructuring charges of $10.7 million. These restructuring charges relate to the termination of leases and other closure costs, including security and other maintenance costs subsequent to the shutdown date, and are expected to be paid during fiscal 2001 and 2002.

     Bank Borrowings and Long-Term Debt

      See Part II, Item 8, Notes to Consolidated Financial Statements, Note 10 “Bank Borrowings and Long-Term Debt” included herein for a discussion of certain transactions and events occurring after January 31, 2001 which affect the amount and classification of a significant portion of the Company’s debt.

     Reduction of North American Salaried Workforce

      On November 2, 2001, the Company announced the immediate elimination of 145 positions or approximately 11% of its salaried workforce. In addition, the Company announced that it would offer an early retirement option to approximately 45 salaried employees. In connection with the elimination of the 145 positions, the Company will record a restructuring charge of $1.7 million in the fourth quarter of fiscal

2001. Most of the cash required to fund this charge is for severance benefits and will be paid by the end of fiscal 2001. Of the 45 employees offered an early retirement option, 30 have accepted by December 15, 2001, the acceptance date. In connection with this early retirement offer, the Company will record a restructuring charge of $3.9 million in the fourth quarter of fiscal 2001 primarily related to continued medical benefits and supplemental retirement benefits which are expected to be paid over a period of up to nine years commencing in fiscal 2002.

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

      The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car and light vehicle markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture wheel and brake products for commercial highway and aftermarket customers in North America. The Other segment also includes financial results related to the Company’s tire and wheel operations in Europe, the corporate office and elimination of certain intercompany activities.

     Fiscal 2000 Compared to Fiscal 1999

          Net Sales

	As Restated

	2000	1999	% Change

	(millions)
Automotive Wheels	$1,353.1	$1,357.5	(0.3)%
Components	651.2	702.4	(7.3)
Other	163.9	235.2	(30.3)

Total	$2,168.2	$2,295.1	(5.5)

      The Company’s net sales for fiscal 2000 were $2,168.2 million, a decrease of 5.5% as compared to net sales of $2,295.1 million for fiscal 1999. The decrease was principally due to decreases in heavy truck production in North America, loss of market share in the North America wheels market and the expiration of production contracts with certain customer programs at various components operations. This decrease was partially offset by higher sales from European operations in the Automotive Wheels segment despite the weakening of the euro against the dollar by approximately 13%.

      Net sales from the Company’s Automotive Wheels segment were essentially unchanged in fiscal 2000 from fiscal 1999. Net sales from the Company’s North American light vehicle wheel operations decreased by $33.3 million, which was substantially offset by the $28.8 million increase in net sales from the Company’s foreign light vehicle wheel operations. The decrease in revenues from the Company’s North American operations is primarily attributable to decreasing market share. The increase in revenues from the Company’s foreign operations is primarily attributable to increasing market share and increasing penetration of aluminum wheel sales to European customers.

      Revenues from Components decreased by $51.2 million from $702.4 million in fiscal 1999 to $651.2 million in fiscal 2000. A majority of this decrease is primarily due to lower unit sales primarily arising from the termination and the expiration of production contracts with certain customer programs.

      Other revenues decreased by $71.3 million from $235.2 million in fiscal 1999 to $163.9 million in fiscal 2000. This decrease is primarily due to lower unit sales to commercial highway customers. Class 8 heavy-duty truck production in North America decreased by approximately 25% from 1999 to 2000.

          Gross Profit

      The Company’s gross profit for fiscal 2000 decreased to $256.6 million or 11.8% of net sales, as compared to $379.4 million or 16.5% of net sales for fiscal 1999. The decrease in gross profit is primarily due to lower sales in North America, inefficient operating performance at various facilities and the impact of recording restructuring charges during fiscal 2000 to write-down inventory and other current assets.

      The Company’s Automotive Wheels segment reported gross profit decreased $69.0 million from fiscal 1999 to fiscal 2000. Gross profit from the Company’s North American operations decreased by $53.4 million from fiscal 1999 to fiscal 2000. The Company’s Somerset, Kentucky facility contributed $17.4 million of this decrease in gross profit due to recurring manufacturing difficulties. The Company is evaluating various restructuring alternatives at that facility. The remainder of the decrease in gross profit from the Company’s North American automotive wheel operations is primarily due to lower operating performance at various facilities, lower sales, customer pricing pressure and unrecovered increases in natural gas costs. Gross profit from the Company’s foreign operations decreased by $15.6 million and is primarily due to higher operating costs and lower sales at its facility in Konigswinter, Germany.

      Components reported gross profit decreased $36.1 million from fiscal 1999 to fiscal 2000. This decrease is primarily due to operating inefficiencies at some of its suspension and powertrain facilities and lower overall sales.

      Gross profit reported in the Other segment decreased $17.7 million from fiscal 1999 fiscal 2000. This decrease is primarily due to significantly lower sales in the heavy-duty truck market in North America and the associated operating inefficiencies arising from lower sales.

          Marketing, General and Administrative

      Marketing, general and administrative expenses were $100.1 million or 4.6% of net sales for fiscal 2000, as compared to $88.9 million or 3.9% of net sales for fiscal 1999. The majority of the increase was attributable to approximately $2.3 million of costs resulting from the Company’s tender offer, and approximately $3.0 million to write off uncollectible receivables.

          Engineering and Product Development

      Engineering and product development costs were $16.6 million or 0.8% of net sales for fiscal 2000, as compared to $21.6 million or 0.9% of net sales for fiscal 1999, principally reflecting the timing of recovery of costs from customers.

          Equity in (earnings) losses of joint ventures

      Equity in (earnings) losses of joint ventures totaled a loss of $4.4 million for fiscal 2000, as compared to $1.2 million in earnings for fiscal 1999. The losses for fiscal 2000 are due to various operating issues associated with the Company’s interest in Reynolds-Lemmerz Industries, Canada, and market conditions impacting the Company’s interests in joint ventures in Mexico and Portugal.

          Asset Impairments and Other Restructuring Charges

      The following table summarizes the asset impairments and other restructuring charges recorded by the Company during fiscal 2000 (millions of dollars):

Impairment of manufacturing facilities	$44.2
Machinery and equipment	68.5
Severance and other restructuring costs	15.0

Total	$127.7

          Impairment of manufacturing facilities

      Based on the restated levels of operating losses in fiscal 2000 and fiscal 1999, management believes that the level of estimated future undiscounted cash flows is less than the carrying value of long-lived assets related to the Somerset facility. Accordingly, the Company wrote down the net carrying value of long-lived assets related to this facility to their estimated fair value of $12.6 million. The Company recognized an impairment charge of $42.7 million in fiscal 2000 and recorded a reduction of property, plant and equipment. Additionally, the Company recognized an impairment charge of $1.5 million related to its Petersburg facility.

          Severance and other restructuring costs

      During the third and fourth quarters of fiscal 2000, the Company implemented a workforce reduction program in which approximately 400 employees were terminated. A charge of $4.4 million was recorded for severance and other termination benefits related to this program. Of this amount, approximately $1.7 million had been paid prior to January 31, 2001, with the remaining $2.7 million expected to be paid during fiscal 2001 and fiscal 2002. Additionally, as part of a multiple year restructuring program to upgrade and improve the Company’s international fabricated wheel manufacturing capabilities, the Company recorded a charge of $10.6 million in fiscal 2000. Approximately $5.0 million of this charge remained unpaid at January 31, 2001, and is expected to be paid during fiscal 2001 and fiscal 2002.

          Machinery and equipment

      The impairment of certain machinery and equipment primarily in the Automotive Wheel segment, relates principally to a change in management’s plans for future use of idled machinery and equipment and removal of certain equipment from service due to softening conditions in the heavy truck and light vehicle markets. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery and equipment. Additionally, certain program specific tooling was written off.

          Interest expense, net

      Net interest expense was $163.5 million for fiscal 2000, as compared to $153.3 million for fiscal 1999. This increase is due to the increase in borrowings and interest rates.

          Income taxes

      Taxes on Income for 2000 were $9.7 million of expense despite the pre-tax loss for the year. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the substantial doubt regarding the Company’s ability to continue as a going concern, the Company determined as of January 31, 2001 that it could no longer conclude that it was more likely than not that the benefits of the deferred tax assets would be realized in the future. Accordingly, a valuation allowance was recorded in the fourth quarter of fiscal 2000 against all net deferred tax assets in the United States and certain deferred tax assets recorded at various international locations. The increase in income tax expense during fiscal 2000 as a result of the required valuation allowance was $71.6 million. The income tax expense for fiscal 1999 was $38.3 million, resulting in an effective tax rate of 43%.

     Fiscal 1999 Compared to Fiscal 1998

          Net Sales

	As Restated
	1999	1998	% Change

	(millions)
Automotive Wheels	$1,357.5	$1,259.6	7.7%
Components	702.4	205.0	242.5
Other	235.2	208.3	12.9

Total	$2,295.1	$1,672.9	37.2

      The Company’s net sales for fiscal 1999 were $2,295.1 million, an increase of 37.2% as compared to net sales of $1,672.9 million for fiscal 1998. This increase was primarily due to $492.1 million of additional sales contributed as a result of the acquisition of CMI International, Inc., which was effective February 3, 1999 (the “CMI Acquisition”) and an increase of $94.8 million in sales from the Company’s North American Wheel Operations. The remainder of the increase in sales from fiscal 1998 to fiscal 1999 was primarily due to the inclusion of financial results of acquisitions completed in fiscal 1998 which were partially offset by lower sales from certain wheel and component operations in Europe and the decrease in value of certain foreign currencies relative to the U.S. dollar.

          Gross Profit

      The Company’s gross profit for fiscal 1999 increased to $379.4 million or 16.5% of net sales, as compared to $289.8 million or 17.3% of net sales for fiscal 1998. Gross profit increased by $84.9 million in fiscal 1999 due to the inclusion of the suspension, powertrain and other operations associated with the CMI Acquisition. The remainder of the increase in gross profit is primarily due to increased sales and improved operating efficiencies in the Company’s North American fabricated wheel operations which was partially offset by lower sales and higher operating costs at its MGG operations in Europe.

          Marketing, General and Administrative

      Marketing, general and administrative expenses were $88.9 million or 3.9% of net sales for fiscal 1999, as compared to $71.0 million or 4.2% of net sales for fiscal 1998. The improvement in expenses as a percent of sales was attributable to synergies realized as a result of the CMI Acquisition and the impact of the acquisitions and investments completed in fiscal 1999 and fiscal 1998 as discussed in Note 4 to the Company’s consolidated financial statements included herein (the “1999 and 1998 Acquisitions”).

          Engineering and Product Development

      Engineering and product development costs were $21.6 million or 0.9% of net sales for fiscal 1999, as compared to $20.2 million or 1.2% of net sales for fiscal 1998. Despite the increase in costs attributable to the CMI Acquisition and the acquisitions and investments completed in fiscal 1999 and 1998, engineering and product development costs as a percent of sales improved over the prior fiscal year.

          Amortization of intangible assets

      Amortization of intangibles increased by $10.9 million to $27.5 million for fiscal 1999. This increase is attributable to the increased goodwill recognized as a result of the CMI Acquisition and the impact of the 1999 and 1998 Acquisitions.

          Asset Impairments and Other Restructuring Charges

      This charge of $3.7 million in fiscal 1999 relates principally to restructuring efforts in the Company’s European fabricated wheel business.

          Interest expense, net

      Net interest expense was $153.3 million for fiscal 1999, an increase of $58.4 million over fiscal 1998. This increase was due to the increase in debt as a result of the CMI Acquisition and the impact of the 1999 and 1998 Acquisitions.

          Income Taxes

      Income tax expense for 1999 was $38.3 million, resulting in an overall effective tax rate of 43% versus $33.0 million, including extraordinary items, for fiscal 1998, for an overall effective tax rate of 42%.

     Liquidity and Capital Resources

          Chapter 11 Filings

      As described under Part I, Item 1 “Recent Developments”, the Company and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The matters described under this caption “Liquidity and Capital Resources”, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filings. Those proceedings will involve, or result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

          DIP Facility

      On December 17, 2001, the Company entered into a Revolving Credit and Guaranty Agreement among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders parties thereto, CIBC World Markets Corp., as lead arranger, Bank of America, N.A. and Salomon Smith Barney, Inc., as syndication agents, and Canadian Imperial Bank of Commerce, as administrative agent for the lenders (the “DIP Agreement”). Pursuant to the DIP Agreement, the Company has access to a revolving credit facility (the “DIP Facility”) not to exceed $200 million with a sub-limit of $15 million for letters of credit. The Company received Bankruptcy Court approval for the DIP Agreement on December 21, 2001 (on an interim basis) and on January 28, 2002 (on a final basis). The DIP Facility is scheduled to terminate on the earlier of (a) the date of the substantial consummation of a Plan of Reorganization and (b) June 5, 2003 (eighteen months after the date of the Chapter 11 Filings). As of February 14, 2002, the Company had $4.0 million in cash borrowings and had obtained $2.7 million in letters of credit pursuant to the DIP Facility.

      Proceeds of loans made under the DIP Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries, generally as set forth in the Company’s budget and otherwise as permitted under the DIP Agreement and approved by the Bankruptcy Court. The DIP Agreement permits the Company to make loans to, and obtain letters of credit under the DIP Facility to support the operations or obligations of, its foreign subsidiaries in Germany and Mexico, in an aggregate principal amount not to exceed $20 million at any one time outstanding, to fund capital expenditures, required joint venture obligations, rebate exposure of such foreign subsidiaries or costs incurred in connection with plant closures, restructuring or the sale or termination of businesses of foreign subsidiaries in Germany. Such loans may be funded either from the Company’s operations or from borrowings under the DIP Facility.

      Beginning January 31, 2002, the DIP Facility requires compliance with monthly minimum consolidated and domestic EBITDA tests and limits on capital expenditures. In addition to the foregoing financial covenants, the DIP Agreement imposes certain other restrictions on the Company and its subsidiaries, including with respect to their ability to incur liens, enter into mergers, incur indebtedness, give guarantees, make investments, pay dividends or make other distributions and dispose of assets.

      The obligations of the Company and its subsidiary guarantors under the DIP Facility have super-priority administrative claim status as provided under the Bankruptcy Code. Under the Bankruptcy Code, a super-priority claim is senior to secured and unsecured pre-petition claims and all administrative expenses incurred in the Chapter 11 case. In addition, with certain exceptions (including a carve-out for unpaid professional fees and disbursements), the DIP Facility obligations are secured by (1) a first-priority lien on all unencumbered pre-and post-petition property of the Company and its subsidiary guarantors, (2) a first-priority priming lien on all property of the Company and its subsidiary guarantors that is encumbered by the existing liens securing the Company’s pre-petition secured lenders and (3) a junior lien on all other property of the Company and its subsidiary guarantors that is encumbered by pre-petition liens.

      On January 15, 2002, the Company and the initial lenders under the DIP Agreement entered into a First Amendment to the DIP Agreement. This First Amendment finalized the terms of the borrowing base formula of eligible assets which is used to calculate the amounts which the Company is able to borrow under the DIP Facility. The amount available under the facility as of February 14, 2002, after taking into account the aforementioned borrowings and letters of credit, was $90.1 million.

      Borrowings under the DIP Facility may be either ABR loans or Eurodollar loans. ABR loans are priced at 2.00% per annum plus the greatest of (i) the prime rate, (ii) the base CD rate plus 1.0% per annum, and (iii) the federal funds effective rate plus 0.5% per annum. Eurodollar loans under the DIP Facility are priced at LIBOR plus 3.50% per annum. In addition, the Company pays a commitment fee of 0.75% per annum on the unused amount of the DIP Facility commitment, payable monthly in arrears. Letters of credit are priced at 3.50% per annum on the undrawn stated amount in addition to a fronting fee of 0.25% per annum.

      The DIP Facility provides for the post-petition cash payment at certain intervals of interest accruing under the Company’s pre-petition credit agreement if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries.

      The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure and other restructuring requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and business, (iii) borrowings under various foreign bank and government loans and (iv) and borrowings under the DIP Facility. While the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient.

          Credit Agreement

      On February 3, 1999, the Company entered into a third amended and restated credit agreement (“the Credit Agreement”). Pursuant to the Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. The Company and all of its existing and future material domestic subsidiaries guarantee such term loan and revolving credit facilities. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of the Company’s existing and future foreign subsidiaries. As of January 31, 2001 there was $385.3 million outstanding under the term loan facilities that represents the total amount available under the facility. At January 31, 2001, there was $313.3 million outstanding under the revolving credit facility and $336.7 million available. As a result of the Debtors’ Chapter 11 Filings, all additional availability under the Credit Agreement has been terminated, although letters of credit amounting to approximately $11.0 million remain outstanding.

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

          Trade Securitization Agreement

      In April 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and continued to sell on an ongoing basis, a portion of their accounts receivables to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and continued to transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and continued to sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has collection and administrative responsibilities with respect to all the receivables that are sold. Receivables sold at January 31, 2001 total $71.6 million.

      This trade securitization agreement expired on May 1, 2001. From that time up to the filing under Chapter 11, the Company financed the amount of receivables previously sold under the securitization agreement with its revolving credit facility. The impact of the discontinued securitization program had an adverse impact on liquidity of approximately $100 million.

          Refinancing

      On June 21, 2001, the Company received formal approval for Consent and Amendment No. 5 to the Credit Agreement. Such amendment provided for and/or permits, among other things, the issuance and sale of certain senior unsecured notes (the “Senior Notes”) by the Company, a receivables securitization transaction, and changes to the various financial covenants contained in the Credit Agreement in the event that the issuance and sale of the Senior Notes does occur. The amendment also provided the Company with the option of establishing a new “B” tranche of term loans (the “B Term Loan”) under the Credit Agreement. The amendment also provided for the net cash proceeds of the issuance and sale of the Senior Notes to be applied as follows: (i) the first $140,000,000, to prepay outstanding term loans (in direct order of stated maturity) under the Credit Agreement; (ii) the next $60,000,000, at the Company’s option, to prepay indebtedness of the Company’s foreign subsidiaries; (iii) the next $50,000,000, to prepay outstanding term loans (in direct order of stated maturity) under the Credit Agreement; (iv) the next $50,000,000, at the Company’s option, to repurchase or redeem a portion of the Company’s existing senior subordinated notes; and (v) the remainder, if any, to prepay outstanding term loans (in direct order of stated maturity) and then to reduce the revolving credit commitments under the Credit Agreement.

      On June 22, 2001, the Company received $291.1 million in net proceeds from the issuance of 11 7/8% senior unsecured notes due 2006 in the original principal amount of $300 million (the “11 7/8% Notes”). In addition, on July 2, 2001, the Company received $144.3 million in net proceeds from the issuance of the B Term Loan. These aggregate net proceeds totaled $435.4 million and were used as follows ($ in millions):

Permanent reduction of Credit Agreement indebtedness with a principal balance of $334.3, plus $2.2 in accrued interest	$336.5
Payment on foreign indebtedness with a principal balance of $47.0	47.0
Repurchase of certain Senior Subordinated Notes with a face value of $47.2, plus $1.0 in accrued interest	37.6
Payment of fees and expenses on the above	0.8
Remaining cash proceeds held by Company	13.5

Total	$435.4

      The 11 7/8% Notes mature on June 15, 2006 and require interest payments semi-annually on each June 15 and December 15. The 11 7/8% Notes may not be redeemed prior to June 15, 2005; provided, however, that the Company may, at any time and from time to time prior to June 15, 2004, redeem up to 35% of the aggregate principal amount of the 11 7/8% Notes at a price equal to 111.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the date of redemption, with the Net Cash Proceeds (as defined) of one or more Equity Offerings (as defined), provided that at least $195.0 million aggregate principal amount of the 11 7/8% Notes remain outstanding. On or after June 15, 2005, the Company may, at its option, redeem the 11 7/8% Notes upon the terms and conditions set forth in the indenture.

      The 11 7/8% Notes rank equally to all other existing and future senior debt but are effectively subordinated to the borrowings under the Credit Agreement to the extent of collateral securing the Credit Agreement. The 11 7/8% Notes are effectively subordinated to all liabilities (including trade and intercompany obligations) of the Company’s subsidiaries which are not guarantors of the Credit Agreement and the B Term Loan. The indenture governing the 11 7/8% Notes provide for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The indenture also provides that a holder of the 11 7/8% Notes may, under certain circumstances, have the right to require that the Company repurchase such holder’s 11 7/8% Notes upon a change of control of the Company. The 11 7/8% Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally by the Company’s material domestic subsidiaries.

      Pursuant to an Exchange Offer Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to use its best efforts to file and have declared effective an Exchange Offer Registration Statement with respect to an offer to exchange the 11 7/8% Notes for other notes of the Company with terms substantially identical to the 11 7/8% Notes. The Company also agreed to consummate such exchange offer on or prior to December 19, 2001. As a result of the Chapter 11 Filings by the Debtors on December 5, 2001, no interest payment was made when due on December 15, 2001, and the registration of the Notes has not occurred.

      The B Term Loans amortize at the rate of 1% of principal per year and mature in full on December 31, 2005 (at which time all remaining unpaid principal will be due and payable). The B Term Loans rank equally with all other loans outstanding under the Credit Agreement and share equally in the guarantees and collateral granted by the Company and its subsidiaries to secure the amounts outstanding under the Credit Agreement. The B Term Loans are also subject to the same covenants and events of default which govern all other loans outstanding under the Credit Agreement.

      The interest rates of the B Term Loans are, at the option of the Company, based upon either an adjusted eurocurrency rate (the “eurocurrency rate”) or the rate which is equal to the highest of CIBC’s prime rate, the federal funds rate plus 1/2 of 1% and the base certificate of deposit rate plus 1% (the “ABR rate”), in each case plus an applicable margin. For B Term Loans which bear interest at the eurocurrency rate, the applicable margin is 5.0%, and for B Term Loans which bear interest at the ABR rate, the applicable margin is 4.0%. The Company may elect interest periods of one, two, three or six months for eurocurrency loans. Interest is computed on the basis of actual number of days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, for ABR loans based on the prime rate). Interest is payable at the end of each interest period and, in any event, at least every three months.

      The Credit Agreement, as amended, contains certain financial covenants regarding interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations which were in effect during fiscal 2000 and fiscal 1999. If compliance with these covenants were calculated using the Company’s restated financial results for fiscal 2000 and fiscal 1999, certain of these covenants as of January 31, 2001 would have been violated.

      All amounts outstanding with respect to the Credit Agreement and the aforementioned notes are classified as a current liability in the consolidated financial statements as of January 31, 2001 included herein. As more fully discussed above, certain portions of the amounts outstanding at January 31, 2001 under the Credit Agreement and the previous senior unsecured subordinated debentures were refinanced in the second quarter of fiscal 2001 with the proceeds of the 11 7/8% Notes and the B Term Loan. The amounts outstanding with respect to the 11 7/8% Notes and the B Term Loan will be classified as a current liability upon their issuance.

          Other Liquidity Matters

      During the second quarter of fiscal 2000, the Board of Directors approved the repurchase of up to an aggregate of $30.0 million of the Company’s outstanding common stock. The Company repurchased approximately 1.9 million shares of its common stock for an aggregate purchase price of approximately $25.7 million during fiscal 2000.

      Certain of the operating leases covering leased assets with an original cost of approximately $68.0 million, contain provisions which, if certain events occur or conditions are met, including termination of the lease, might require the Company to purchase or re-sell the leased assets within a specified period of time, generally one year, based on amounts specified in the lease agreements. On July 18, 2001, the Company received notification of termination from a lessor with respect to leased assets having approximately $25.0 million of original cost (which termination was not to be effective for one year). The Company has not agreed with the lessor that a termination has occurred at the time of the notice and has continued to use the leased assets.

      The Company received cash in the amount of $26.4 million and $9.7 million during fiscal years 2000 and 1999, respectively, in connection with the early termination of various cross-currency interest rate swap agreements. These proceeds reduced the receivable recorded by the Company at the time of the early termination resulting from accounting for mark-to-market adjustments during the term of the agreement.

      The Company’s cash flow generated by operations decreased by approximately $259.2 million from fiscal 1999. This decrease resulted primarily from (i) a decrease in EBITDA (net income before depreciation and amortization expense, interest expense, incomes taxes and asset impairment losses and other restructuring charges) of $112.3 million mainly due to deteriorating operating margins, (ii) a decrease in accounts payable of $94.7 million due to a contraction of terms required by trade creditors, (iii) an increase in inventory of $28.2 million primarily due to production slowdowns during the fourth quarter of fiscal 2000, and (iv) higher interest payments.

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

      Between January 31, 2001 and the date of the Chapter 11 Filings, the Company’s operating cash flows were adversely affected by (i) a further decrease in operating margins, (ii) the effect of discontinuing the receivables securitization program, less the effect on the Company of its participation in separate accelerated payment programs with some of its major customers starting in September 2001 and (iii) further contraction of terms required by trade creditors.

      Since the Chapter 11 Filings, the Company believes its operating cash flows will be impacted by, among other things, (i) the need to fund the significant professional fees and other costs directly related to the Chapter 11 Filings, (ii) the cash requirements for the closure and restructuring of certain facilities, and (iii) the rate and level post-petition trade credit available to the Company. The amount of interest expense should be substantially less due to the effect of the stay on payment of pre-petition obligations.

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

          Commodities

      The Company relies upon the supply of certain raw materials in its production process and has entered into firm purchase commitments for aluminum and steel. The Company manages the exposures associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company uses forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding. The Company had no forward contracts during the years ended January 31, 2001 and 2000.

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

     New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes FASB No. 121, “Accounting for the Impairment of Long-lived assets and for Long-lived Assets to be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of the impact of SFAS No. 144 on its consolidated financial position or results of operations upon adoption.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value of the liability can be made. Such associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. SFAS also contains additional disclosure requirements regarding descriptions of the asset retirement obligations and reconciliations of changes therein. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. The Company has not yet completed its analysis of the impact of SFAS No. 143 on its consolidated financial position or results of operations upon adoption.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be reviewed for impairment annually, rather than amortized into earnings. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. Amortization of goodwill will cease upon adoption of the Statement by the Company on February 1, 2002. At that valuation date, the Company will test goodwill for impairment, and any losses will be recognized as a cumulative effect of a change in accounting principle. Other acquired identifiable intangible assets having estimable useful lives will be separately stated from goodwill, and will continue to be amortized over their estimated useful lives. As of February 1, 2002, the Company expects to have unamortized goodwill and other intangible assets of approximately $873.6 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $27.4 million, $27.5 million and $16.6 million for fiscal 2000, 1999 and 1998, respectively. The Company believes it will incur a significant write-down in the value of its goodwill upon adoption of SFAS No. 142.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that all business combinations (initiated after June 30, 2001) be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. Adoption of this standard is not anticipated to have a material effect on the Company’s financial position or results of operations as a result of future business combinations, as the Company has historically accounted for such transactions under the purchase method.

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain financial statement disclosures. SFAS 140 is effective for transactions occurring after March 31, 2001. The new disclosure requirements are effective for fiscal years ending after December 15, 2000. Adoption of this replacement standard is not anticipated to have a material effect on the Company’s financial position or results of operations when adopted.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      For information responsive to this Item updated from January 31, 2001, see Part I, Item 1 “Recent Developments — New Management Team” and “— Board of Directors”.

      Information responsive to this Item regarding the directors of the Company, as of January 31, 2001, is contained in the Company’s definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders which was held on June 14, 2001 (the “Proxy Statement”), under the captions “Proposals — Election of Directors” and “Board of Directors — Directors Continuing in Office,” which information is incorporated herein by reference.

      The following table sets out the names and ages of each of the executive officers of the Company as of January 31, 2001, their positions as of that date, the date on which they were appointed to such positions and their business experience during the past five years. All positions shown are with the Company or its subsidiaries unless otherwise indicated. All executive officers are elected by the Board of Directors of the Company and serve at its pleasure. There are no family relationships among any of the executive officers and there is no arrangement or understanding between any of the executive officers and any other person pursuant to which he was selected as an officer. See Item 1 for information regarding changes to the Company’s management team.

			Date of
Name	Title	Age	Appointment	Experience

Ranko “Ron” Cucuz	Chief Executive Officer	57	October 1992	Chairman of the Board of Directors of the Company since July 1996; Director of the Company since October 1992.
Hans-Heiner Büchel	Vice President—President, European Fabricated Wheels	49	February 2000	General Manager of the Company’s fabricated wheel facility in Königswinter, Germany since June 1997; Technical Director of Hayes Lemmerz Werke GmbH, December 1991 to May 1997.
Giancarlo Dallera	Vice President—President, European Wheels Group	54	February 2000	Vice President—President, European Aluminum Wheels, October 1992 to January 2000; Chief Executive Officer and Chairman of the Board of Hayes Lemmerz, S.p.A., Hayes Lemmerz Barcelona S.A. and Hayes Lemmerz Belgie N.V. since June 1997; Managing Director, Director and General Manager of Hayes Lemmerz, S.p.A. since April 1990, 1985 and 1981, respectively; Managing Director of Hayes Lemmerz Barcelona S.A. since October 1992.
Harrie Giesen	Vice President—President, Metaalgieterij Giesen B.V.	50	March 1998	Managing Director of Metaalgieterij Giesen B.V. since September 1985; Managing Director of Alumine, b.v., since 1993.
Miroslav Jaksic	Vice President—President, Suspension Components	41	February 1999	President of Automotive Brake business unit, August 1997 to January 1999; Director of Engineering and Marketing, Automotive Brake business unit, July 1996 to August 1997.
Larry Karenko	Vice President—Human Resources and Administration	51	February 1999	Vice President—Human Resources, October 1994 to January 1999.

			Date of
Name	Title	Age	Appointment	Experience

Ronald L. Kolakowski	Vice President—President, North American Wheels Group	54	February 1999	Vice President—President, North American Aluminum Wheels, November 1995 to January 1999.
William S. Linski	Vice President—President, North American Fabricated Wheels	54	November 1993	Chairman, Supervisory Board of Hayes Lemmerz Autokola, a.s. since 1993.
Robert Lubienski	Vice President—President, Powertrain Components	65	February 1999	Director of Aftermarket Operations, August 1997 to January 1999; Director of Manufacturing of Automotive Brake business unit, March 1996 to July 1997.
Michael C. McGrath	Vice President—President, Commercial Highway and Aftermarket Services Division	56	February 1994	Vice President and General Manager, Kelsey-Hayes Parts Division, February 1990 to January 1994.
John Salvette	Vice President—President, North American Components Group	45	February 2000	Vice President—Finance, Cast Components Group, February 1999 to January 2000; Vice President—Finance, Hayes European Operations, July 1997 to January 2000; Treasurer, February 1995 to June 1997.
Daniel M. Sandberg	Vice President—President, Automotive Brake Components	41	February 1999	Vice President—International Operations, January 1997 to January 1999; Vice President—General Counsel, March 1994 to January 2000.
William D. Shovers	Vice President—Finance; Chief Financial Officer	47	February 1993	Director of Hayes Lemmerz S.p.A. since October 1993.
Patrick B. Carey	General Counsel and Secretary	37	February 1999	Assistant General Counsel and Assistant Secretary, February 1997 to January 1999; Attorney, Timmis & Inman, LLP (Detroit, Michigan), March 1995 to January 1997.

Item 11. Executive Compensation

      Information responsive to this Item is contained in the Proxy Statement under the captions “Board of Directors — Director Compensation” and “Appendix C — Executive Compensation,” which information is incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      The following documents are filed as part of this report:

(a) 1. Financial Statements (as restated)

           The following financial statements of the registrant are filed herewith as part of this report:

           (1) Independent Auditors’ Report

(2)	Consolidated Statements of Operations for the years ended January 31, 2001, 2000 and 1999

           (3) Consolidated Balance Sheets at January 31, 2001 and 2000

(4)	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended January 31, 2001, 2000 and 1999

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

      3. Exhibits

(D)	2.1	Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and MWC Holdings, Inc. (“Holdings”).
(G)	2.2	Purchase Agreement, dated as of June 6, 1997, among the Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and the shareholders of Lemmerz Holding GmbH.
(L)	2.3	Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL — CMI Holding Co., CMI International, Inc. and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust Agreement dated December 2, 1981, as amended and restated.
(E)	3.1	Restated Certificate of Incorporation of the Company and Certificate of Correction thereof.
(E)	3.2	Amended and Restated By-Laws of the Company.
(E)	3.3	Certificate of Merger of Holdings into the Company, filed with the Secretary of State of Delaware on July 2, 1996.
(J)	3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
(A)	4.1	Reference is made to Exhibits 3.1 and 3.2.
(D)	4.6	Form of Subscription Agreement between the Company and the New Investors.
(H)	4.7	Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.

(I)	4.8		Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp., Merrill Lynch Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co. Inc. and Salomon Brothers Inc.
(I)	4.9		Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.10		Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp. and Merrill Lynch Pierce Fenner & Smith Incorporated.
(M)	4.11		Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and The Bank of New York, a New York banking corporation, as Trustee.
(M)	4.12		Registration Rights Agreement, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchasers.
(N)	4.13		Indenture, dated as of June 15, 2001, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and BNY Midwest Trust Company, as Trustee.
(N)	4.14		Registration Rights Agreement, dated as of June 22, 2001, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and Credit Suisse First Boston Corporation and CIBC World Markets Corp., as the Initial Purchasers.
(A)	10.2		Tax Sharing Agreement among the Company, Kelsey-Hayes Company and K-H.
(B)	10.3		Conveyance and Transfer Agreement, dated as of December 15, 1992, between the Company and Kelsey-Hayes Company.
(A)	10.5		Michigan Workers’ Compensation Claims Payment Guarantee between the Company and Kelsey-Hayes Company.
(A)	10.6		1992 Incentive Stock Option Plan.
(A)	10.7		Long-Term Savings Plan.
(A)	10.8		Non-competition Agreement between the Company and Varity Corporation.
(A)	10.9		Employment Agreement, dated February 1, 1993, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(C)	10.13		Project Funds Agreement, dated November 12, 1993, between Hayes Wheels Autokola NH, a.s. (“Autokola”), the Company and International Finance Corporation (“IFC”).
(C)	10.14		Fee Clawback Agreement, dated November 12, 1993, between Autokola, the Company and IFC.
(C)	10.15		Subordination Agreement, dated November 12, 1993, between Autokola, Nova Hut a.s., the Company and IFC.
(C)	10.16		Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(A)	10.17	*	Employee Benefits Agreement.
(E)	10.22		Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit B to the Stockholders’ Agreement filed as Exhibit 2.2).
(F)	10.23	*	First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(G)	10.24		Consulting Agreement, dated as of June 6, 1997, between the Company and H.K.L., L.L.C.
(G)	10.25		Consulting Agreement, dated as of June 6, 1997, between the Company and Horst Kukwa-Lemmerz.

(H)	10.26		Amended and Restated Stockholders’ Agreement, dated as of June 30, 1997, among the Company, Joseph Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and TSG Capital Fund II, L.P. and the shareholders of Lemmerz Holding GmbH.
(K)	10.28	*	Managing Director’s Service Agreement, dated September 25, 1997, between Hayes Lemmerz Holding GmbH and Klaus Junger.
(M)	10.29		Third Amended and Restated Credit Agreement, dated as of February 3, 1999 (the “Credit Agreement”), among the Company, as Borrower, the several banks and other financial institutions from time to time Parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
(O)	10.30		Amendment No. 2 to Credit Agreement dated December 8, 2000.
(O)	10.31		Form of Severance Agreement, dated June 15, 2000, between the Company and certain of its officers.
(P)	10.32		Amendment No. 3 and Consent to Credit Agreement dated March 9, 2001.
(Q)	10.33		Amendment No. 4 to Credit Agreement dated April 20, 2001.
(R)	10.34		Amendment No. 5 and Consent to Credit Agreement dated June 15, 2001.
(S)	10.35		B Term Loan Agreement, dated as of July 2, 2001 (the “B Term Agreement”), among the Company, the lenders parties thereto, Credit Suisse First Boston, as joint lead arranger and as joint book manager for the term loan facility established by the B Term Agreement, and as syndication agent for the Lenders under the Agreement (as defined in the B Term Agreement) and co-lead arranger, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders under the Agreement and co-lead arranger, and as joint lead arranger and joint book manager for the term loan facility established by the B Term Agreement.
(T)	10.36		Revolving Credit and Guaranty Agreement, dated as of December 17, 2001 (the “DIP Credit Agreement”), among the Company, certain subsidiaries of the Company, the lenders parties thereto, CIBC World Markets Corp., as lead arranger, Bank of America, N.A. and Salomon Smith Barney, Inc., as syndication agents, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders.
(T)	10.37		First amendment to the DIP Credit Agreement, dated as of January 15, 2002.
(T)	12		Computation of Ratios.
(T)	21		Subsidiaries of the Company.
(T)	23		Consent of KPMG LLP.
(T)	24		Powers of Attorney.

LEGEND FOR EXHIBITS

(A)	Incorporated by reference from the Company’s Registration Statement No. 33-53780 on Form S-l, filed with the SEC on October 27, 1992, as amended.

(B)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal Year Ended January 31, 1993, filed with the SEC.

(C)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(D)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(E)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(F)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1997, filed with the SEC.

(G)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.

(H)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(I)	Incorporated by reference from the Company’s Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(J)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(K)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998, filed with the SEC.

(L)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(M)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(N)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 22, 2001, filed with the SEC.

(O)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC.

(P)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 16, 2001, filed with the SEC.

(Q)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 2001, filed with the SEC.

(R)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 21, 2001, filed with the SEC.

(S)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 2001, filed with the SEC.

(T)	Filed herewith.

*	Denotes a compensatory plan, contract or arrangement.

      The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

(b) Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K with the SEC during the fiscal quarter ended January 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2002.

HAYES LEMMERZ INTERNATIONAL, INC.

By:	/s/ KENNETH A. HILTZ

Kenneth A. Hiltz
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CURTIS J. CLAWSON* Curtis J. Clawson	Chairman of the Board of Directors, Chief Executive Officer, President and Director	February 19, 2002
/s/ KENNETH A. HILTZ Kenneth A. Hiltz	Chief Financial Officer and Chief Restructuring Officer	February 19, 2002
/s/ HERBERT S. COHEN Herbert S. Cohen	Chief Accounting Officer	February 19, 2002
/s/ CLEVELAND A. CHRISTOPHE* Cleveland A. Christophe	Director	February 19, 2002
Ranko Cucuz	Director
Horst Kukwa-Lemmerz	Director
/s/ PAUL S. LEVY* Paul S. Levy	Director	February 19, 2002
/s/ JEFFREY C. LIGHTCAP* Jeffrey C. Lightcap	Director	February 19, 2002
Weinand Meilicke	Director
/s/ JOHN S. RODEWIG* John S. Rodewig	Director	February 19, 2002
/s/ DAVID Y. YING* David Y. Ying	Director	February 19, 2002
*By: /s/ PATRICK B. CAREY Patrick B. Carey Attorney-in-fact

HAYES LEMMERZ INTERNATIONAL, INC.

Independent Auditors’ Report

The Board of Directors and Shareholders

  Hayes Lemmerz International, Inc.:

We have audited the accompanying consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2001. In connection with the audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14(a)2. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and the related consolidated financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, at January 31, 2001, the Company would not have been in compliance with certain financial covenants required by its banking agreements as a consequence of the restatement adjustments set out in Note 3 to the consolidated financial statements. Additionally, as discussed in Note 19(a), on December 5, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 19(a). The consolidated financial statements and related consolidated financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheets as of January 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years then ended, have been restated.

/s/ KPMG LLP

Detroit, Michigan

February 26, 2001, except Notes 3, 10, and 19(a) which are as of January 31, 2002

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Millions of dollars, except per share amounts)

	As Restated (See Note 3)

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2001	2000	1999

Net sales	$2,168.2	$2,295.1	$1,672.9
Cost of goods sold	1,911.6	1,915.7	1,383.1

Gross profit	256.6	379.4	289.8
Marketing, general and administration	100.1	88.9	71.0
Engineering and product development	16.6	21.6	20.2
Amortization of intangible assets	27.4	27.5	16.6
Equity in (earnings) losses of joint ventures	4.4	(1.2)	(0.6)
Asset impairments and other restructuring charges	127.7	3.7	—
Other income, net	(9.2)	(3.3)	(5.4)

Earnings (loss) from operations	(10.4)	242.2	188.0
Interest expense, net	163.5	153.3	94.9

Earnings (loss) before taxes on income, minority interest and extraordinary loss	(173.9)	88.9	93.1
Income tax provision	9.7	38.3	39.1

Earnings (loss) before minority interest and extraordinary loss	(183.6)	50.6	54.0
Minority interest	2.6	3.0	2.0

Earnings (loss) before extraordinary loss	(186.2)	47.6	52.0
Extraordinary loss, net of tax	—	—	8.3

Net income (loss)	$(186.2)	$47.6	$43.7

Basic net income (loss) per share:
Income (loss) before extraordinary loss	$(6.24)	$1.57	$1.72
Extraordinary loss, net of tax	—	—	(0.27)

Basic net income (loss) per share	$(6.24)	$1.57	$1.45

Diluted net income (loss) per share:
Income (loss) before extraordinary loss	$(6.24)	$1.51	$1.60
Extraordinary loss, net of tax	—	—	(0.25)

Diluted net income (loss) per share	$(6.24)	$1.51	$1.35

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Millions of dollars, except share amounts)

	As Restated (See Note 3)

	January 31,	January 31,
	2001	2000

Assets
Current assets:
Cash and cash equivalents	$—	$25.9
Receivables net of allowance of $8.5 million at January 31, 2001 and $6.3 million at January 31, 2000	256.7	181.8
Inventories	217.3	193.4
Deferred tax assets	21.9	32.2
Prepaid expenses and other	16.8	8.7

Total current assets	512.7	442.0
Property, plant and equipment, net	1,104.8	1,172.5
Deferred tax assets	21.5	27.4
Goodwill and other assets	964.9	1,038.0

Total assets	$2,603.9	$2,679.9

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Bank borrowings	$79.6	$73.6
Current portion of long-term debt	1,613.7	69.6
Accounts payable and accrued liabilities	491.6	592.6

Total current liabilities	2,184.9	735.8
Long-term debt, net of current portion	94.6	1,384.6
Deferred tax liabilities	68.7	61.5
Pension and other long-term liabilities	266.9	284.5
Minority interest	10.6	14.3

Total liabilities	2,625.7	2,480.7
Commitments and contingencies
Common stock subject to put agreement	—	8.5
Stockholders’ equity (deficit):
Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.01 per share:
Voting — authorized 99,000,000; 27,707,919 and 27,705,019 issued at January 31, 2001 and 2000, respectively; 25,806,469 and 27,705,019 outstanding at January 31, 2001 and 2000, respectively	0.3	0.3
Nonvoting — authorized 5,000,000; issued and outstanding, 2,649,026 at January 31, 2001 and 2000	—	—
Additional paid in capital	235.1	231.4
Common stock in treasury at cost, 1,901,450 shares	(25.7)	—
Retained earnings (deficit)	(145.7)	40.5
Accumulated other comprehensive loss	(85.8)	(81.5)

Total stockholders’ equity (deficit)	(21.8)	190.7

Total liabilities and stockholders’ equity	$2,603.9	$2,679.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

and Comprehensive Income (Loss)
Years Ended January 31, 2001, 2000, 1999
(Millions of dollars, except share amounts)

						Accumulated
	Common Stock					Other
			Additional		Retained	Comprehensive
		Par	Paid-in	Treasury	Earnings	Income
	Shares	Value	Capital	Stock	(Deficit)	(Loss)	Total

Balance, January 31, 1998	30,088,445	$0.3	$229.4	$—	$(50.8)	$(17.4)	$161.5
Net income	—	—	—	—	43.7	—	43.7
Currency translation adjustment	—	—	—	—	—	17.0	17.0
Minimum pension liability adjustment	—	—	—	—	—	(8.7)	(8.7)

Comprehensive income							52.0
Issuance of common stock	500	—	—	—	—	—	—
Exercise of options	91,540	—	1.7	—	—	—	1.7
Common stock subject to put agreement issued with acquisition	143,750	—	—	—	—	—	—

Balance, January 31, 1999	30,324,235	$0.3	$231.1	$—	$(7.1)	$(9.1)	$215.2
Net income (as restated, see Note 3)	—	—	—	—	47.6	—	47.6
Currency translation adjustment	—	—	—	—	—	(74.7)	(74.7)
Minimum pension liability adjustment	—	—	—	—	—	2.3	2.3

Comprehensive loss							(23.2)
Issuance of common stock	500	—	—	—	—	—	—
Exercise of options	14,860	—	0.2	—	—	—	0.2
Employee stock awards	14,450	—	0.1	—	—	—	0.1

Balance, January 31, 2000 (as restated)	30,354,045	$0.3	$231.4	$—	$40.5	$(81.5)	$190.7
Net loss (as restated, see Note 3)	—	—	—	—	(186.2)	—	(186.2)
Currency translation adjustment	—	—	—	—	—	(4.1)	(4.1)
Minimum pension liability adjustment	—	—	—	—	—	(0.2)	(0.2)

Comprehensive loss							(190.5)
Issuance of common stock	500	—	—	—	—	—	—
Exercise of options	2,400	—	—	—	—	—	—
Purchase of treasury stock	(1,757,700)	—	—	(23.7)	—	—	(23.7)
Settlement of common stock subject to put agreement	(143,750)	—	3.7	(2.0)	—	—	1.7

Balance, January 31, 2001 (as restated)	28,455,495	$0.3	$235.1	$(25.7)	$(145.7)	$(85.8)	$(21.8)

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Millions of dollars)

	As Restated
	(See Note 3)

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(186.2)	$47.6	$43.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and tooling amortization	124.7	108.3	71.2
Amortization of intangibles	27.4	27.5	16.6
Amortization of deferred financing fees	6.5	6.5	4.6
Increase in deferred taxes	23.4	20.2	18.7
Asset impairments and other restructuring charges	127.7	3.7	—
Minority interest	2.6	3.0	2.0
Equity in (earnings) losses of joint ventures	4.4	(1.2)	(0.6)
Extraordinary loss	—	—	14.4
Gain on disposal of assets/business	—	(8.0)	—
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	10.8	(45.6)	(1.5)
Inventories	(28.2)	7.8	(8.3)
Prepaid expenses and other	(8.3)	15.3	(10.9)
Accounts payable and accrued liabilities	(94.7)	95.6	69.6
Other long-term liabilities	(18.4)	(29.8)	(41.2)

Cash provided by (used in) operating activities	(8.3)	250.9	178.3
Cash flows from investing activities:
Purchase of property, plant and equipment	(157.1)	(196.3)	(134.3)
Tooling expenditures	(18.1)	(6.5)	(21.3)
Purchase of businesses, net of cash acquired	(13.6)	(630.3)	(79.3)
Proceeds from termination of cross-currency swap agreements	26.4	9.7	—
Proceeds from disposal of assets/business	—	39.0	—
Other, net	(8.0)	(45.1)	(31.9)

Cash used in investing activities	(170.4)	(829.5)	(266.8)
Cash flows from financing activities:
Increase in bank borrowings and revolver	272.4	484.6	49.6
Net proceeds (payments) from accounts receivable securitization	(91.4)	89.6	73.5
Purchase of treasury stock	(25.7)	—	—
Proceeds from the sale of common stock, net and stock options exercised	—	0.2	1.7
Fees paid to issue long term debt	—	(16.5)	(6.4)

Cash provided by financing activities	155.3	557.9	118.4

Effect of exchange rate changes on cash and cash equivalents	(2.5)	(4.7)	(1.7)

Increase (decrease) in cash and cash equivalents	(25.9)	(25.4)	28.2
Cash and cash equivalents at beginning of year	25.9	51.3	23.1

Cash and cash equivalents at end of year	$—	$25.9	$51.3

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended January 31, 2001, 2000 and 1999

(1) Description of Business and Basis of Presentation

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

          Basis of Presentation

      The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company’s recent history of significant losses, deficit in stockholders’ equity and issues related to non-compliance with debt covenants, raise substantial doubt about the Company’s ability to continue as a going concern. As is more fully discussed in Note 19(a), the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in December 2001. Continuing as a going concern is dependent upon, among other things, the Company’s formulation of a plan of reorganization that is confirmed by the Bankruptcy Court, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations.

(2) Summary of Significant Accounting Policies

      A summary of the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

          Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s investments in joint ventures are accounted for under the equity method. Financial position and results of operations for these joint venture entities as of, and for the twelve months ended January 31, 2001, 2000 and 1999, respectively, were not material to the consolidated financial statements of the Company. Balance sheet amounts for the Company’s international subsidiaries are as of December 31. The results of operations of the Company’s international subsidiaries included in the consolidated statements of operations are for the twelve month period ended December 31.

          Revenue Recognition

      The Company recognizes revenue, net of estimated pricing adjustments, when there is evidence of a sale agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. The Company records sales upon shipment of product to customers and transfer of title under standard commercial terms.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

          Inventories

      Inventories are stated at the lower of cost or market, with cost determined principally by the first-in, first-out (FIFO) or average cost method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead. Spare parts and indirect supply inventories are stated at cost and charged to earnings as used.

          Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis at rates which are designed to write off the assets over their estimated useful lives, principally as follows:

Buildings	25 years
Machinery and equipment	12 years

      Expenditures for maintenance, repairs and minor replacements, as restated, of $91.7 million, $78.8 million and $59.0 million for the years ended January 31, 2001, 2000 and 1999, respectively, were charged to expense as incurred.

          Special Tooling

      Expenditures made to meet special tooling requirements are capitalized. Special tooling which is reimbursable by the customer is classified as either a current asset in accounts receivable or as other non-current assets in the consolidated balance sheets, depending upon the expected time of reimbursement. Special tooling which is not reimbursable by the customer is classified as an other non-current asset and is charged to cost of goods sold on a straight-line basis over a five year period or the estimated useful life, whichever is shorter.

          Intangibles

      Goodwill arising from business acquisitions is amortized using the straight-line method over 40 years. Patents and other intangibles are amortized over their estimated lives.

          Impairment of Long-lived Assets

      The Company reviews the carrying value of long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell (see Note 13).

          Research and Development Costs

      Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 2001, 2000 and 1999, were approximately $14.3 million, $14.1 million and $7.5 million, respectively.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

          Financial Instruments

      The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank borrowings, variable rate long-term debt, and other liabilities approximate market value, as interest rates vary with market rates. The fair value of fixed-rate debt is discussed in Note 10.

      In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. Futures contracts and purchase commitments are entered into by the Company, from time to time, to hedge its exposure to future increases in aluminum prices that may occur between the dates of aluminum wheel price adjustments. Outstanding contracts represent future commitments and are not included in the consolidated balance sheet. Substantially all of such contracts mature within a period of three months. Gains or losses resulting from the liquidation of futures contracts are recognized in the income statement currently as part of cost of goods sold.

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

      The Company has global operations and enters into forward exchange contracts to hedge certain of its foreign currency commitments. Gains and losses from changes in exchange rates on these contracts are deferred and recognized in income when the hedged transaction is settled. The Company also uses cross-currency interest rate swap agreements to hedge a portion of the Company’s net investments in foreign subsidiaries. Related foreign exchange gains and losses on the notional principal amount are included in accumulated other comprehensive income. At January 31, 2001 and 2000, the Company held $275 million and $200 million, respectively, notional amount of cross-currency interest rate swaps, which are recorded in the accompanying consolidated balance sheets at fair value, of approximately $0.4 million and $0.1 million at January 31, 2001 and 2000, respectively.

          Foreign Currency Translation

      Translation of assets and liabilities of subsidiaries denominated in foreign currencies are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of Stockholders’ Equity (Deficit). Foreign currency gains and losses resulting from transactions in foreign currencies are included in results of operations.

          Taxes on Income

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent that management considers it unlikely that such deferred tax assets will be realized.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

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

          Statement of Cash Flows

      For purposes of reporting cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The following is additional information to the Consolidated Statements of Cash Flows (millions of dollars):

	As Restated

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2001	2000	1999

Cash paid for interest	$171.2	$149.7	$100.4
Cash paid for income taxes	15.7	15.4	9.6
Non-cash financing activity:
Stock and put option issued in acquisition	—	—	8.5
Note issued to repurchase stock	5.3	—	—

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

          Earnings per Share

      Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants.

      Shares outstanding for the years ended January 31, 2001, 2000 and 1999, were as follows (thousands of shares):

	2001	2000	1999

Weighted average shares outstanding	29,585	30,335	30,324
Dilutive effect of options and warrants	—	1,177	2,087

Diluted shares outstanding	29,585	31,512	32,411

      For the year ending January 31, 2001, all options and warrants were excluded from the calculation of diluted earnings (loss) per share as the effect was anti-dilutive due to the net loss reflected in fiscal 2000. For the years ending January 31, 2001 and 2000, approximately 5.8 million and 0.6 million shares attributable to options and warrants were excluded from the calculation of diluted earnings (loss) per share as the effect was anti-dilutive.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

      During fiscal 2000, a put agreement on the Company’s common stock was settled for $1.7 million less than the amount originally recorded. For purposes of computing earnings (loss) per share, this $1.7 million is included in calculating the net loss available for common shareholders in fiscal 2000.

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

      The components of accumulated other comprehensive loss were as follows (millions of dollars):

	As Restated

	January 31,	January 31,
	2001	2000

Currency translation adjustment	$(79.2)	$(75.1)
Minimum pension liability adjustment	(6.6)	(6.4)

	$(85.8)	$(81.5)

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

      Generally assets and liabilities which are subject to management’s estimation and judgment include long-lived assets, due to the use of estimated economic lives for depreciation purposes and future expected cash flow information used to evaluate the recoverability of the long-lived assets, inventory, accounts receivable, deferred tax asset valuation reserves, pension and post retirement costs, restructuring reserves, self insurance accruals and environmental remediation accruals.

(3) Restatement of Consolidated Financial Statements

      On September 5 and December 13, 2001, the Company announced that it would restate its consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods, and for the fiscal quarter ended April 30, 2001 because the Company failed in certain instances to properly apply accounting principles generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified. The Company also advised that the accompanying independent auditors’ reports regarding fiscal 2000 and 1999 consolidated financial statements should not be relied upon.

      The Audit Committee of the Company’s Board of Directors was given the responsibility to investigate the facts and circumstances relating to the accounting and internal control issues which gave rise to the restatement and the Company’s accounting practices, policies and procedures (the “Audit Committee Investigation”). To assist with the Audit Committee Investigation, the Audit Committee engaged the law firm

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

of Skadden Arps Slate Meagher & Flom LLP (“Skadden Arps”) and Skadden Arps engaged the accounting firm of Ernst & Young LLP.

      In addition to the Audit Committee Investigation, the Company conducted a review of its accounting records for fiscal 2000 and fiscal 1999 and engaged KPMG LLP to audit the Company’s restated consolidated financial statements for fiscal 2000 and 1999. The cumulative restatement of the Company’s fiscal 2000 and 1999 financial statements reduces the Company’s consolidated stockholders’ equity as of January 31, 2001 by approximately $177.2 million, from amounts previously reported.

      The Company has been in contact with the staff of the Securities and Exchange Commission (the “SEC”) concerning the status of the Audit Committee Investigation. The Company has been advised that the SEC is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of such an investigation.

      Following are the primary categories of restatement adjustments to the Company’s previously reported financial results (millions of dollars):

	Years Ended
	January 31,

	2001	2000	Total

Adjustments (increasing) decreasing net income:
Deferred operating expenditures	$19.8	$13.0	$32.8
Unrecorded trade payables and claims	11.6	0.4	12.0
Acquisition accounting	22.8	16.7	39.5
Customer credits and other	6.9	0.1	7.0
Asset impairment losses	45.1	0.3	45.4

Total adjustment to pre-tax income (loss)	106.2	30.5	136.7
Income taxes	38.2	(13.0)	25.2

Total adjustment to net income (loss)	144.4	17.5	161.9
Adjustments (increasing) decreasing stockholders’ equity (deficit):
Tax effect of net investment hedges	9.6	4.8	14.4
Common stock subject to put agreement	(1.7)	—	(1.7)
Other	2.4	0.2	2.6

Total decrease in stockholders’ equity (deficit)	$154.7	$22.5	$177.2

      Descriptions of the major components of the restatement adjustments for fiscal years 2000 and 1999 are as follows:

          Adjustments Affecting Net Income (Loss)

      The adjustments to consolidated net income (loss) included in the accompanying tables consist of the following:

          Deferred Operating Expenditures

      The Company determined that certain costs and expenses, primarily related to freight, payroll, non-reimbursable tooling, and other operating costs and expenses, were improperly capitalized or deferred.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

          Unrecorded Trade Payables and Claims

      The Company determined that it did not record liabilities primarily for maintenance parts purchases, temporary labor, costs for exceeding certain permitted environmental emissions and other operating supplies.

          Acquisition Accounting

      The accounting for certain acquisitions did not appropriately reflect the fair values of assets acquired and liabilities assumed in accordance with generally accepted accounting principles, as follows:

•	In connection with the acquisition of CMI International, Inc., the Company recorded an accrued liability for unfavorable customer contracts which could not be substantiated. Additionally, the Company did not record the fair value of acquired supplies inventory.

•	In connection with the acquisition of Lemmerz Holding GmbH, the Company recorded an accrued liability for restructuring costs. The restructuring plan did not meet the conditions regarding the period within which the plan was required to be finalized.

•	Other adjustments were recorded to reduce excess accrued liabilities that were previously established in the accounting for certain acquisitions and to recognize amounts charged against these accrued liabilities as operating expenses of the Company.

      The restated consolidated financial statements have been adjusted to reflect the impact of these items, resulting in decreases to accrued liabilities and goodwill (net of related deferred income taxes). Amounts previously charged against these accrued liabilities are reflected as operating expenses in the restated consolidated statements of operations.

          Customer Credits and Other

      The Company determined that it did not record certain customer pricing adjustments, and supplemental pension benefits.

          Asset Impairment Losses

      As a consequence of the significantly lower restated operating results of the Company’s manufacturing facility in Somerset, Kentucky in fiscal 2000 and fiscal 1999, management revised its estimate of future undiscounted cash flows expected to be generated by the manufacturing facility, and concluded that that amount was less than the carrying value of the long-lived assets related to the Somerset facility. Accordingly, the Company recognized an impairment charge in the fourth quarter of fiscal 2000 (see Note 13). Additionally, the Company recognized an impairment charge of $1.5 million related to its Petersburg facility.

          Income Tax Adjustments

      The restatement adjustments discussed above affecting earnings (loss) from operations and acquisition accounting also result in adjustments to income taxes in the appropriate period. Additionally, in view of the substantial doubt regarding the Company’s ability to continue as a going concern, the Company cannot currently conclude that it is more likely than not that the benefits of certain deferred income tax assets will be realized. Accordingly, the valuation allowance was increased by $71.3 million in the fourth quarter of fiscal 2000 (see Note 9).

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

          Adjustments Directly Affecting Stockholders’ Equity (Deficit)

      Certain additional adjustments which directly affected consolidated stockholders’ equity (deficit) have been made to the consolidated financial statements and are included in the adjustments shown in the accompanying tables. These principally consist of:

•	In fiscal 2000, the common stock subject to a put agreement was acquired by the Company for cash consideration of $1.5 million and the issuance of a note payable of $5.3 million. A correction was made in fiscal 2000, to recognize the fair value of the note payable not previously recognized and to adjust stockholders’ equity (deficit).

•	A correction to recognize the deferred income tax liability in fiscal 2000 and 1999 related to cross-currency interest rate swap agreements to hedge a portion of the Company’s net investment in foreign subsidiaries. The deferred income tax charge was recorded in the accumulated other comprehensive income section in consolidated stockholders’ equity (deficit) as part of the restatement.

•	Adjustments to accumulated other comprehensive income for currency translation due to certain restatement adjustments in foreign subsidiaries.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

          Reclassifications

      For purposes of these consolidated financial statements, certain reclassifications have been made to conform presentation as follows:

•	All amounts outstanding with respect to the Credit Agreement and senior subordinated notes outstanding at January 31, 2001, discussed in Note 10, are classified as a current liability as of January 31, 2001.

•	The common stock subject to put agreement was reclassified from additional paid in capital at January 31, 2000 as previously reported.

•	Certain non-current deferred income tax assets and liabilities as previously reported at January 31, 2001 and 2000 were reclassified either as part of the previously reported amounts or as restatement adjustments.

      These reclassifications, which did not affect previously reported net income, have been made to the consolidated financial statements and are included in the accompanying tables.

Consolidated Statement of Operations

(Millions of dollars, except per share amounts)

	Year Ended January 31, 2001

	As
	Previously		As
	Reported	Restatements	Restated

Net sales	$2,171.3	$(3.1)	$2,168.2
Cost of goods sold	1,864.7	46.9	1,911.6

Gross profit	306.6	(50.0)	256.6
Marketing, general and administration	98.1	2.0	100.1
Engineering and product development	16.6	—	16.6
Amortization of intangible assets	28.2	(0.8)	27.4
Equity in losses of joint ventures	1.7	2.7	4.4
Asset impairments and other restructuring charges(1)	75.6	52.1	127.7
Other (income) expense, net	(9.2)	—	(9.2)

Earnings (loss) from operations	95.6	(106.0)	(10.4)
Interest expense, net	163.3	0.2	163.5

Loss before taxes on income and minority interest	(67.7)	(106.2)	(173.9)
Income tax (benefit) provision	(28.5)	38.2	9.7

Loss before minority interest	(39.2)	(144.4)	(183.6)
Minority interest	2.6	—	2.6

Net loss	$(41.8)	$(144.4)	$(186.2)

Basic net loss per share	$(1.41)	$(4.83)	$(6.24)

Diluted net loss per share	$(1.41)	$(4.83)	$(6.24)

(1)	Included in other (income) expense, net in the previously reported consolidated financial statements. Reclassification made to conform to current presentation.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

Consolidated Balance Sheet

(Millions of dollars, except share amounts)

	As of January 31, 2001

	As
	Previously		As
	Reported	Restatements	Restated

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—
Receivables	270.1	(13.4)	256.7
Inventories	201.2	16.1	217.3
Deferred tax assets	43.8	(21.9)	21.9
Prepaid expenses and other	18.3	(1.5)	16.8

Total current assets	533.4	(20.7)	512.7
Property, plant and equipment, net	1,139.0	(34.2)	1,104.8
Deferred tax assets	102.2	(80.7)	21.5
Goodwill and other assets	1,036.5	(71.6)	964.9

Total assets	$2,811.1	$(207.2)	$2,603.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank borrowings	$79.6	$—	$79.6
Current portion of long-term debt	87.3	1,526.4	1,613.7
Accounts payable and accrued liabilities	476.7	14.9	491.6

Total current liabilities	643.6	1,541.3	2,184.9
Long-term debt, net of current portion	1,621.0	(1,526.4)	94.6
Deferred tax liabilities	102.2	(33.5)	68.7
Pension and other long-term liabilities	278.3	(11.4)	266.9
Minority interest	10.6	—	10.6

Total liabilities	2,655.7	(30.0)	2,625.7
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock	—	—	—
Common stock:
Voting	0.3	—	0.3
Nonvoting	—	—	—
Additional paid in capital	237.1	(2.0)	235.1
Common stock in treasury at cost	(26.3)	0.6	(25.7)
Retained earnings (deficit)	16.2	(161.9)	(145.7)
Accumulated other comprehensive loss	(71.9)	(13.9)	(85.8)

Total stockholders’ (deficit) equity	155.4	(177.2)	(21.8)

Total liabilities and stockholders’ equity	$2,811.1	$(207.2)	$2,603.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

Consolidated Statement of Operations

(Millions of dollars, except per share amounts)

	Year Ended January 31, 2000

	As
	Previously		As
	Reported	Restatements	Restated

Net sales	$2,296.4	$(1.3)	$2,295.1
Cost of goods sold	1,889.2	26.5	1,915.7

Gross profit	407.2	27.8	379.4
Marketing, general and administration	92.4	(3.5)	88.9
Engineering and product development	20.6	1.0	21.6
Amortization of intangible assets	28.7	(1.2)	27.5
Equity in earnings of joint ventures	(1.2)	—	(1.2)
Asset impairments and other restructuring charges	—	3.7	3.7
Other income, net	(6.0)	2.7	(3.3)

Earnings from operations	272.7	(30.5)	242.2
Interest expense, net	153.3	—	153.3

Earnings before taxes on income and minority interest	119.4	30.5	88.9
Income tax provision	51.3	(13.0)	38.3

Earnings before minority interest	68.1	(17.5)	50.6
Minority interest	3.0	—	3.0

Net income	$65.1	$(17.5)	$47.6

Basic net income per share	$2.15	$(0.58)	$1.57

Diluted net income per share	$2.06	$(0.55)	$1.51

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

Consolidated Balance Sheet

(Millions of dollars, except share amounts)

	As of January 31, 2000

	As
	Previously		As
	Reported	Restatements	Restated

ASSETS
Current assets:
Cash and cash equivalents	$25.9	$—	$25.9
Receivables	188.7	(6.9)	181.8
Inventories	175.6	17.8	193.4
Deferred tax assets	37.3	(5.1)	32.2
Prepaid expenses and other	9.4	(0.7)	8.7

Total current assets	436.9	5.1	442.0
Property, plant and equipment, net	1,178.4	(5.9)	1,172.5
Deferred tax assets	31.6	(4.2)	27.4
Goodwill and other assets	1,083.3	(45.3)	1,038.0

Total assets	$2,730.2	$(50.3)	$2,679.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$73.6	$—	$73.6
Current portion of long-term debt	69.6	—	69.6
Accounts payable and accrued liabilities	594.3	(1.7)	592.6

Total current liabilities	737.5	(1.7)	735.8
Long-term debt, net of current portion	1,384.6	—	1,384.6
Deferred tax liabilities	55.8	5.7	61.5
Pension and other long-term liabilities	316.3	(31.8)	284.5
Minority interest	14.3	—	14.3

Total liabilities	2,508.5	(27.8)	2,480.7
Commitments and contingencies
Common stock subject to put agreement	8.5	—	8.5
Stockholders’ equity:
Preferred stock	—	—	—
Common stock:
Voting	0.3	—	0.3
Nonvoting	—	—	—
Additional paid in capital	231.4	—	231.4
Retained earnings	58.0	(17.5)	40.5
Accumulated other comprehensive loss	(76.5)	(5.0)	(81.5)

Total stockholders’ equity	213.2	(22.5)	190.7

Total liabilities and stockholders’ equity	$2,730.2	$(50.3)	$2,679.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

(4) Acquisitions

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

      The acquisition of CMI was accounted for by the purchase method of accounting with the results of CMI included in the consolidated statement of operations from the acquisition date. On a restated basis, the fair value of assets acquired, including goodwill, was $662.6 million and liabilities assumed was $57.6 million. Goodwill and other intangibles of $322.0 are being amortized over a 40-year life on a straight-line basis.

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

      During fiscal 1998, the Company acquired controlling interests in five businesses for an aggregate purchase price of $79.3 million and these acquisitions generated $97.0 million of goodwill.

(5) Inventories

      The major classes of inventory are as follows (millions of dollars):

	As Restated

	January 31,	January 31,
	2001	2000

Raw materials	$62.3	$56.3
Work-in-process	60.1	56.1
Finished goods	72.4	57.4
Spare parts and supplies	22.5	23.6

Total	$217.3	$193.4

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

(6) Property, Plant and Equipment

      The major classes of property, plant and equipment are as follows (millions of dollars):

	As Restated

	January 31,	January 31,
	2001	2000

Land	$31.2	$30.1
Buildings	248.7	261.6
Machinery and equipment	1,134.9	1,150.6

	1,414.8	1,442.3
Accumulated depreciation	(310.0)	(269.8)

Property, plant and equipment, net	$1,104.8	$1,172.5

(7) Goodwill and Other Assets

      Goodwill and other assets consist of the following (millions of dollars):

	As Restated

	January 31,	January 31,
	2001	2000

Goodwill and other intangibles	$873.6	$916.3
Unamortized debt issuance costs	34.2	39.4
Investments in joint ventures	19.5	29.2
Other	37.6	53.1

Total	$964.9	$1,038.0

      Goodwill and other intangibles are presented net of accumulated amortization of $120.0 million and $92.6 million at January 31, 2001 and 2000, respectively.

(8) Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (millions of dollars):

	As Restated

	January 31,	January 31,
	2001	2000

Accounts payable	$353.7	$432.9
Employee costs	29.9	42.2
Accrued interest	6.1	11.9
Other accrued liabilities	101.9	105.6

Total	$491.6	$592.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

(9) Taxes on Income

      The components of pre-tax income (loss), including extraordinary items, are as follows (millions of dollars):

	As Restated

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2001	2000	1999

United States	$(209.8)	$37.8	$19.0
Foreign	35.9	51.1	59.7

	$(173.9)	$88.9	$78.7

      The (benefit) provision for taxes on income is summarized as follows (millions of dollars):

	As Restated

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2001	2000	1999

Current:
Federal and State	$2.0	$(3.3)	$(0.1)
Foreign	10.5	16.0	12.5

	12.5	12.7	12.4
Deferred:
Federal and State	(6.2)	23.8	8.1
Foreign	3.4	1.8	12.5

	(2.8)	25.6	20.6
Extraordinary items (Note 10)	—	—	6.1

Taxes on income excluding extraordinary items	$9.7	$38.3	$39.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

      A reconciliation of taxes computed at the statutory 35% rate to the actual provision for taxes on income follows (millions of dollars):

	As Restated

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2001	2000	1999

Federal taxes computed at statutory rate	$(60.9)	$31.1	$27.4
Increase (decrease) resulting from:
Tax benefit from net operating loss and various tax credit carryforwards	(2.9)	(1.8)	—
Effective tax rate differential on earnings of consolidated foreign affiliates	(3.7)	2.4	0.4
Permanent differences resulting from purchase accounting	11.6	6.9	4.0
Change in valuation allowance	71.6	—	—
All other items	(6.0)	(0.3)	1.2

Income tax expense	$9.7	$38.3	$33.0

      Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. The cumulative tax effect of the major items follows (millions of dollars):

	As Restated

	January 31,	January 31,
	2001	2000

Deferred tax assets:
Nondeductible accrued liabilities	$54.1	$60.3
Net operating loss and tax credit carry forwards	156.5	80.7
Pension	7.3	10.2
Inventory	4.9	1.2
Other	16.6	18.3

Total gross deferred tax assets	239.4	170.7
Less valuation allowance	(91.3)	(19.7)

Net deferred tax assets	148.1	151.0
Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation	(142.2)	(118.5)
Intangibles	(20.8)	(19.1)
Other	(10.4)	(15.3)

Total gross deferred tax liabilities	(173.4)	(152.9)

Net deferred tax liabilities	$(25.3)	$(1.9)

      The Company has domestic operating loss carryforwards on a restated basis of approximately $281.0 million expiring in years 2005 through 2022, foreign net operating loss carryforwards of approximately $106.6 million which may be carried forward indefinitely, general business tax credit carryforwards of approximately $4.0 million expiring in years 2003 through 2022, and alternative minimum tax credit carryforwards of approximately $7.0 million which do not expire.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at January 31, 2001 to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations.

      As a result of management’s assessment, a valuation allowance of approximately $91.3 million and $19.7 million was recorded at January 31, 2001 and 2000, respectively. In view of the substantial doubt regarding the Company’s ability to continue as a going concern, the Company determined as of January 31, 2001 that it could no longer conclude that it was more likely than not that the benefits of certain deferred income tax assets would be realized, and accordingly, the valuation allowance was increased in fiscal 2000, on a restated basis, by $71.6 million.

(10) Bank Borrowings and Long-Term Debt

      Bank borrowings consist of short-term notes of the Company’s foreign subsidiaries, bearing interest at rates ranging from 5.0% to 8.75%.

      Long-term debt consists of the following (millions of dollars):

	As
	Restated

	January 31,	January 31,
	2001	2000

Bank term loan facility maturing February 3, 2005, weighted average interest rates of 7.9% and 7.3% at January 31, 2001 and 2000	$385.3	$439.0
Bank revolving credit facility maturing through 2005, weighted average interest rates of 8.8% and 7.2% at January 31, 2001 and 2000	313.3	8.1
Various foreign bank and government loans maturing through 2006, weighted average interest rates of 7.7% and 6.7% at January 31, 2001 and 2000	109.7	107.1
8 1/4% Senior Subordinated Notes due 2008	250.0	250.0
9 1/8% Senior Subordinated Notes due 2007	400.0	400.0
11% Senior Subordinated Notes due 2006	250.0	250.0

	1,708.3	1,454.2
Less current portion	1,613.7	69.6

	$94.6	$1,384.6

          Credit Agreement

      On February 3, 1999, the Company entered into a third amended and restated credit agreement (“the Credit Agreement”). Pursuant to the Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. The Company and all of its existing and future material domestic subsidiaries guarantee such term loan and revolving credit facilities. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of the Company’s

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

existing and future foreign subsidiaries. As of January 31, 2001 there was $385.3 million outstanding under the term loan facilities that represents the total amount available under the facility. At January 31, 2001, there was $313.3 million outstanding under the revolving credit facility and $336.7 million available.

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

          Trade Securitization Agreement

      In April 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and continued to sell on an ongoing basis, a portion of their accounts receivable to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and continued to transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and continued to sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has no retained interest in the receivables sold. The Company has collection and administrative responsibilities with respect to all receivables that are sold and does not receive fees from this servicing arrangement.

      The total amount of receivables sold under the agreement was $71.6 million and $163.0 million at January 31, 2001 and 2000, respectively. These amounts have been excluded from receivables in the accompanying balance sheets.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

      This trade securitization agreement expired May 1, 2001. The Company did not replace the agreement. The receivables sold at that time which amounted to $119.2 million were refinanced with borrowings under the Company’s bank revolving credit facility.

          Senior Subordinated Notes

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

          Refinancing

      On June 21, 2001, the Company received formal approval for Consent and Amendment No. 5 to the Credit Agreement. Such amendment provided for and/or permits, among other things, the issuance and sale of certain senior unsecured notes (the “Senior Notes”) by the Company, a receivables securitization transaction, and changes to the various financial covenants contained in the Credit Agreement in the event that the issuance and sale of the Senior Notes does occur. The amendment also provided the Company with the option of establishing a new “B” tranche of term loans (the “B Term Loan”) under the Credit Agreement. The amendment also provides for the net cash proceeds of the issuance and sale of the Senior Notes to be applied as follows: (i) the first $140,000,000, to prepay outstanding term loans (in direct order of stated maturity) under the Credit Agreement; (ii) the next $60,000,000, at the Company’s option, to prepay indebtedness of the Company’s foreign subsidiaries; (iii) the next $50,000,000, to prepay outstanding term loans (in direct order of stated maturity) under the Credit Agreement; (iv) the next $50,000,000, at the Company’s option, to repurchase or redeem a portion of the Company’s existing senior subordinated notes; and (v) the remainder, if any, to prepay outstanding term loans (in direct order of stated maturity) and then to reduce the revolving credit commitments under the Credit Agreement.

      On June 22, 2001, the Company received $291.1 million in net proceeds from the issuance of 11 7/8% senior unsecured notes due 2006 in the original principal amount of $300 million (the “11 7/8% Notes”). In addition, on July 2, 2001, the Company received $144.3 million in net proceeds from the issuance of the B Term Loan. These aggregate net proceeds totaled $435.4 million and were used as follows ($ in millions):

Permanent reduction of Credit Agreement indebtedness with a principal balance of $334.3, plus $2.2 in accrued interest	$336.5
Payment on foreign indebtedness with a principal balance of $47.0.	47.0
Repurchase of certain Senior Subordinated Notes with a face value of $47.2, plus $1.0 in accrued interest	37.6
Payment of fees and expenses on the above	0.8
Remaining cash proceeds held by Company	13.5

Total	$435.4

      The 11 7/8% Notes mature on June 15, 2006 and require interest payments semi-annually on each June 15 and December 15 commencing December 15, 2001. The 11 7/8% Notes may not be redeemed prior to June 15,

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

2005; provided, however, that the Company may, at any time and from time to time prior to June 15, 2004, redeem up to 35% of the aggregate principal amount of the 11 7/8% Notes at a price equal to 111.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the date of redemption, with the Net Cash Proceeds (as defined) of one or more Equity Offerings (as defined), provided that at least $195.0 million aggregate principal amount of the 11 7/8% Notes remain outstanding. On or after June 15, 2005, the Company may, at its option, redeem the 11 7/8% Notes upon the terms and conditions set forth in the indenture.

      The 11 7/8% Notes rank equally to all other existing and future senior debt but are effectively subordinated to the borrowings under the Credit Agreement to the extent of collateral securing the Credit Agreement. The 11 7/8% Notes are effectively subordinated to all liabilities (including trade and intercompany obligations) of the Company’s subsidiaries which are not guarantors of the Credit Agreement and the B Term Loan. The indenture governing the 11 7/8% Notes provide for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The indenture also provides that a holder of the 11 7/8% Notes may, under certain circumstances, have the right to require that the Company repurchase such holder’s 11 7/8% Notes upon a change of control of the Company. The 11 7/8% Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally by the Company’s material domestic subsidiaries.

      Pursuant to an Exchange Offer Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to use its best efforts to file and have declared effective an Exchange Offer Registration Statement with respect to an offer to exchange the 11 7/8% Notes for other notes of the Company with terms substantially identical to the 11 7/8% Notes. The Company also agreed to consummate such exchange offer on or prior to December 19, 2001. As a result of the Chapter 11 Filings by the Debtors on December 5, 2001 as more fully discussed in Note 19(a), no such registration has occurred.

      The B Term Loans amortize at the rate of 1% of principal per year and mature in full on December 31, 2005 (at which time all remaining unpaid principal will be due and payable). The B Term Loans rank equally with all other loans outstanding under the Credit Agreement and share equally in the guarantees and collateral granted by the Company and its subsidiaries to secure the amounts outstanding under the Credit Agreement. The B Term Loans are also subject to the same covenants and events of default which govern all other loans outstanding under the Credit Agreement.

      The interest rates of the B Term Loans are, at the option of the Company, based upon either an adjusted eurocurrency rate (the “eurocurrency rate”) or the rate which is equal to the highest of CIBC’s prime rate, the federal funds rate plus 1/2 of 1% and the base certificate of deposit rate plus 1% (the “ABR rate”), in each case plus an applicable margin. For B Term Loans which bear interest at the eurocurrency rate, the applicable margin is 5.0%, and for B Term Loans which bear interest at the ABR rate, the applicable margin is 4.0%. The Company may elect interest periods of one, two, three or six months for eurocurrency loans. Interest is computed on the basis of actual number of days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, for ABR loans based on the prime rate). Interest is payable at the end of each interest period and, in any event, at least every three months.

      The Credit Agreement, as amended, contains certain financial covenants regarding interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations which were in effect during fiscal 2000 and fiscal 1999. If compliance with these covenants were calculated using the Company’s restated financial results for fiscal 2000 and fiscal 1999, certain of these covenants as of January 31, 2001 would have been violated.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

      For purposes of these consolidated financial statements, all amounts outstanding with respect to the Credit Agreement and the senior subordinated notes outstanding at January 31, 2001 are classified as a current liability as of January 31, 2001. As more fully discussed above, certain portions of the amounts outstanding at January 31, 2001 under the Credit Agreement and the previous senior subordinated notes were refinanced in the second quarter of fiscal 2001 with the proceeds of the 11 7/8% Notes and the B Term Loan. The amounts outstanding with respect to the 11 7/8% Notes and the B Term Loan will be classified as a current liability upon their issuance.

          DIP Facility

      On December 17, 2001, the Company entered into a Revolving Credit and Guaranty Agreement among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders parties thereto, CIBC World Markets Corp., as lead arranger, Bank of America, N.A. and Salomon Smith Barney, Inc., as syndication agents, and Canadian Imperial Bank of Commerce, as administrative agent for the lenders (the “DIP Agreement”). Pursuant to the DIP Agreement, the Company has access to a revolving credit facility (the “DIP Facility”) not to exceed $200 million with a sub-limit of $15 million for letters of credit. The Company received Bankruptcy Court approval for the DIP Agreement on December 21, 2001 (on an interim basis) and on January 28, 2002 (on a final basis). The DIP Facility is scheduled to terminate on the earlier of (a) the date of the substantial consummation of a Plan of Reorganization and (b) June 5, 2003 (eighteen months after the date of the Chapter 11 Filings discussed in Note 19(a)). As of February 14, 2002, the Company had $4.0 million in cash borrowings and had obtained $2.7 million in letters of credit pursuant to the DIP Facility.

      Proceeds of loans made under the DIP Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries, generally as set forth in the Company’s budget and otherwise as permitted under the DIP Agreement and approved by the Bankruptcy Court. The DIP Agreement permits the Company to make loans to, and obtain letters of credit under the DIP Facility to support the operations or obligations of, its foreign subsidiaries in Germany and Mexico, in an aggregate principal amount not to exceed $20 million at any one time outstanding, to fund capital expenditures, required joint venture obligations, rebate exposure of such foreign subsidiaries or costs incurred in connection with plant closures, restructuring or the sale or termination of businesses of foreign subsidiaries in Germany. Such loans may be funded either from the Company’s operations or from borrowings under the DIP Facility.

      Beginning January 31, 2002, the DIP Facility requires compliance with monthly minimum consolidated and domestic EBITDA tests and limits on capital expenditures. In addition to the foregoing financial covenants, the DIP Agreement imposes certain other restrictions on the Company and its subsidiaries, including with respect to their ability to incur liens, enter into mergers, incur indebtedness, give guarantees, make investments, pay dividends or make other distributions and dispose of assets.

      The obligations of the Company and its subsidiary guarantors under the DIP Facility have super-priority administrative claim status as provided under the Bankruptcy Code. Under the Bankruptcy Code, a super-priority claim is senior to secured and unsecured pre-petition claims and all administrative expenses incurred in the Chapter 11 case. In addition, with certain exceptions (including a carve-out for unpaid professional fees and disbursements), the DIP Facility obligations are secured by (1) a first-priority lien on all unencumbered pre- and post-petition property of the Company and its subsidiary guarantors, (2) a first-priority priming lien on all property of the Company and its subsidiary guarantors that is encumbered by the existing liens securing the Company’s pre-petition secured lenders and (3) a junior lien on all other property of the Company and its subsidiary guarantors that is encumbered by pre-petition liens.

      On January 15, 2002, the Company and the initial lenders under the DIP Agreement entered into a First Amendment to the DIP Agreement. This First Amendment finalized the terms of the borrowing base formula

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

of eligible assets which is used to calculate the amounts which the Company is able to borrow under the DIP Facility. The amount available under the facility as of February 14, 2002, after taking into account the aforementioned borrowings and letters of credit, was $90.1 million.

      Borrowings under the DIP Facility may be either ABR loans or Eurodollar loans. ABR loans are priced at 2.00% per annum plus the greatest of (i) the prime rate, (ii) the base CD rate plus 1.0% per annum, and (iii) the federal funds effective rate plus 0.5% per annum. Eurodollar loans under the DIP Facility are priced at LIBOR plus 3.50% per annum. In addition, the Company pays a commitment fee of 0.75% per annum on the unused amount of the DIP Facility commitment, payable monthly in arrears. Letters of credit are priced at 3.50% per annum on the undrawn stated amount in addition to a fronting fee of 0.25% per annum.

      The DIP Facility provides for the post-petition cash payment at certain intervals of interest accruing under the Company’s pre-petition credit agreement if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries.

      The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure and other restructuring requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and business, (iii) borrowings under various foreign bank and government loans and (iv) and borrowings under the DIP Facility. While the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient.

(11) Leases

      The Company leases certain production facilities and equipment under agreements expiring from 2002 to 2006 and later years. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2001 (millions of dollars):

Year Ending January 31:

2002	$25.0
2003	23.0
2004	20.5
2005	19.7
2006 and later years	26.8

Total minimum payments required	$115.0

      Rent expense was $31.2 million, $26.3 million and $21.5 million for the years ended January 31, 2001, 2000 and 1999, respectively.

      Certain of the operating leases above covering leased assets with an original cost of approximately $68.0 million, contain provisions which, if certain events occur or conditions are met, including termination of the lease, might require the Company to purchase or re-sell the leased assets within a specified period of time, generally one year, based on amounts specified in the lease agreements.

(12) Pension Plans and Postretirement Benefits Other Than Pensions

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

Years ended January 31, 2001, 2000 and 1999

      In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on an October 31 measurement date, in millions) as of January 31:

	North American Plans

					International Plans
	Pension Benefits		Other Benefits		Pension Benefits

	2001	2000	2001	2000	2001	2000

	(As Restated)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$160.5	$169.0	$118.4	$123.8	$87.8	$95.3
Service cost	3.1	0.2	0.2	0.2	0.9	0.8
Interest cost	11.8	11.1	8.4	8.2	5.1	5.3
Amendments	(1.1)	0.3	—	2.4	—	—
Actuarial loss (gain)	(7.8)	(3.8)	(12.5)	(3.8)	(3.4)	(2.5)
Benefits paid	(17.4)	(16.3)	(12.2)	(12.4)	(4.9)	(5.1)

Benefit obligation at end of year	$149.1	$160.5	$102.3	$118.4	$85.5	$93.8

Change in Plan Assets:
Fair value of plan assets at beginning of year	$165.9	$159.3	$—	$—	$0.3	$—
Actual return on plan assets	21.4	15.2	—	—	—	—
Company contributions	0.6	7.7	—	—	—	0.2
Benefits paid	(17.4)	(16.3)	—	—	—	—

Fair value of plan assets at end of year	$170.5	$165.9	$—	$—	$0.3	$0.2

Funded Status:
Funded status of plan	$21.4	$5.4	$(102.3)	$(118.4)	$(85.2)	$(93.6)
Unrecognized net actuarial (gain) loss	(27.0)	(11.7)	(6.5)	3.6	4.5	8.5
Unrecognized prior service cost	0.7	2.0	5.5	5.9	—	—
Adjustment to recognize additional minimum liability	(1.0)	(1.2)	—	—	(5.6)	(5.2)
Employer contributions	—	—	1.6	1.5	—	—

Accrued benefit cost	$(5.9)	$(5.5)	$(101.7)	$(107.4)	$(86.3)	$(90.3)

Amount recognized in Consolidated
Balance Sheet:
Accrued benefit cost	$(4.9)	$(4.3)	$(101.7)	$(107.4)	$(80.7)	$(93.7)
Accumulated other comprehensive income (loss)	(1.0)	(1.2)	—	—	(5.6)	(5.2)

Net amount recognized	$(5.9)	$(5.5)	$(101.7)	$(107.4)	$(86.3)	$(98.9)

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

Years ended January 31, 2001, 2000 and 1999

net periodic benefit costs included in operating results for the years ended January 31, are as follows (millions of dollars):

	North American Plans						International Plans

	Pension Benefits			Other Benefits			Pension Benefits

	2001	2000	1999	2001	2000	1999	2001	2000	1999

	(As Restated)
Components of net periodic benefit cost (income):
Service cost	$3.1	$0.2	$0.2	$0.2	$0.2	$0.2	$0.6	$0.8	$0.6
Interest cost	11.8	11.1	11.5	8.4	8.2	8.6	4.9	5.4	6.0
Expected return on plan assets	(14.2)	(12.9)	(13.4)	—	—	—	—	—	—
Net amortization and deferral	0.5	0.6	0.3	0.5	0.4	0.1	—	—	—
Curtailment gains	—	—	—	—	—	(1.4)	—	—	—

Net pension cost (income)	$1.2	$(1.0)	$(1.4)	$9.1	$8.8	$7.5	$5.5	$6.2	$6.6

      The above tables have been restated to reflect the cost of special early retirement benefits offered to certain employees in January 2001.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

(13) Asset Impairments and Other Restructuring Charges

      The following table summarizes the asset impairments and other restructuring charges recorded by the Company during fiscal 2000 and 1999 (millions of dollars):

	As Restated

	Year Ended	Year Ended
	January 31,	January 31,
	2001	2000

Impairment of manufacturing facilities	$44.2	$—
Machinery and equipment	68.5	—
Severance and other restructuring costs	15.0	3.7

Total	$127.7	$3.7

          Impairment of manufacturing facilities

      Based on the restated levels of operating losses in fiscal 2000 and fiscal 1999, management believes that the level of estimated future undiscounted cash flows is less than the carrying value of long-lived assets related to the Somerset facility. Accordingly, the Company wrote down the net carrying value of long-lived assets related to this facility to their estimated fair value of $12.6 million. The Company recognized an impairment charge of $42.7 million in fiscal 2000 and recorded a reduction of property plant and equipment. Additionally, the Company recognized an impairment charge of $1.5 million related to its Petersburg facility.

          Severance and other restructuring costs

      During the third and fourth quarters of fiscal 2000, the Company implemented a workforce reduction program in which approximately 400 employees were terminated. A charge of $4.4 million was recorded for severance and other termination benefits related to this program. Of this amount, approximately $1.7 million had been paid prior to January 31, 2001, with the remaining $2.7 million expected to be paid during fiscal 2001 and fiscal 2002. Additionally, as part of a multiple year restructuring program to upgrade and improve the Company’s international fabricated wheel manufacturing capabilities, the Company recorded charges of $10.6 million and $3.7 million in fiscal 2000 and fiscal 1999, respectively. Of these charges, approximately $5.0 million remained unpaid at January 31, 2001, and is expected to be paid during fiscal 2001 and fiscal 2002.

          Machinery and equipment

      The impairment of certain machinery and equipment, primarily in the Automotive Wheel segment, relates principally to a change in management’s plans for future use of idled machinery and equipment and removal of certain equipment from service due to softening conditions in the heavy truck and light vehicle markets. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery and equipment in the third quarter of fiscal 2000. Additionally, certain program specific tooling of approximately $2.0 million was written off.

(14) Contingencies

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

Years ended January 31, 2001, 2000 and 1999

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

(15) Investments in Joint Ventures

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

(16) Stock Option Plan

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

      During 1996, the Company established the Hayes Lemmerz International, Inc. 1996 Stock Option Plan (the “1996 Plan”), under which 3,000,000 shares of Common Stock were made available for issuance with respect to stock option awards granted to officers, management and other key employees of and consultants to the Company. This plan was amended at the August 3, 2000 Stockholders’ meeting to include an additional 500,000 shares available for issuance. Option grants under the 1996 Plan are approved by the Compensation Committee of the Board of Directors and are subject to such terms and conditions as are established by the Compensation Committee at the time it approves such grants. The exercise prices of options granted under the 1996 Plan in fiscal 1998, fiscal 1999 and fiscal 2000 ranged from $13.1875 to $40 per share, which exercise prices represented the Common Stock’s fair market value on the date of each grant. All the options granted

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

during fiscal 1998 and 1999 which, as of January 31, 2001, were outstanding under the 1996 Plan are divided into tranches (each, a “Tranche”) of an equal number of options. The options in each such Tranche vest when both a time condition and a price condition tied to the price of the Company’s Common Stock have been met. In addition, notwithstanding such conditions to vesting, the options outstanding under the 1996 Plan become exercisable on certain dates if the employee to whom they were granted is then still an employee of the Company. The fiscal 2000 option grants become exercisable at the rate of 25% annually on June 15, 2001 and each June 15th thereafter until 2004 if the employee to whom they were granted is then still an employee of the company. At January 31, 2001, 891,542 options were exercisable at a price of $16.00 per share and 53,000 options were exercisable at a price of $32.00 per share.

      In connection with the Lemmerz Acquisition, the Company granted to a former shareholder of Lemmerz an option to acquire 250,000 shares of common stock with an exercise price of $16 per share. This option becomes exercisable at the rate of 20% annually on June 30, 1998 and each June 30th thereafter until 2002.

      Information with respect to all stock options is summarized below:

					Weighted
					Average
					Exercise
	1992 Plan	1996 Plan	Other	Total	Price

Balance as of January 31, 1999	433,200	2,691,327	200,000	3,324,527	$17.82
Granted	—	273,000	—	273,000	32.00
Exercised	(6,000)	(8,860)	—	(14,860)	13.58
Forfeited	—	(145,560)	—	(145,560)	30.53

Balance as of January 31, 2000	427,200	2,809,907	200,000	3,437,107	$18.42

Granted	—	274,700	—	274,700	$13.19
Exercised	—	(2,400)	—	(2,400)	16.00
Forfeited	—	(226,668)	—	(226,668)	27.82

Balance as of January 31, 2001	427,200	2,855,539	200,000	3,482,739	$17.40

      The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. If compensation cost had been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below:

	As Restated

	2000	1999	1998

Net income (loss):
As reported	$(186.2)	$47.6	$43.7
Pro forma	(188.5)	44.5	40.3
Diluted earnings (loss) per share:
As reported	$(6.24)	$1.51	$1.35
Pro forma	(6.32)	1.41	1.24

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

(17) Segment Reporting

      The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which introduced the “management approach” for segment reporting. This approach reflects management’s organization of business segments and is consistent with how the Company and its key decision-makers assess operating performance, make operating decisions and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the Company’s Board of Directors. The statement requires disclosures for each segment that are similar to those previously required and geographic data by country.

      The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car and light vehicle markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture wheel and brake products for commercial highway and aftermarket customers in North America. The Other segment also includes financial results related to the corporate office and elimination of certain intercompany activities.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in Note 2. The Company evaluates the performance of its operating segments based primarily on sales, operating profit and cash flow.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

      The following table presents revenues and other financial information by business segment for the years ended January 31, (in millions):

	As Restated

	2001	2000	1999

Revenues:
Automotive Wheels	$1,353.1	$1,357.5	$1,259.6
Components	651.2	702.4	205.0
Other	163.9	235.2	208.3

Total	$2,168.2	$2,295.1	$1,672.9

Net income (loss):
Automotive Wheels	$1.6	$49.4	$36.0
Components	(17.8)	5.3	9.7
Other	(170.0)	(7.1)	(2.0)

Total	$(186.2)	$47.6	$43.7

Depreciation/amortization:
Automotive Wheels	$90.9	$76.2	$70.0
Components	47.0	42.3	7.1
Other	14.2	17.3	10.7

Total	$152.1	$135.8	$87.8

Capital expenditures:
Automotive Wheels	$81.1	$118.9	$110.7
Components	65.7	63.7	16.1
Other	10.3	13.7	7.5

Total	$157.1	$196.3	$134.3

Total assets:
Automotive Wheels	$1,438.0	$1,492.7	$1,865.7
Components	1,001.9	969.9	215.2
Other	164.0	217.3	30.0

Total	$2,603.9	$2,679.9	$2,110.9

      The following table presents revenues and net property, plant and equipment for each of the geographic areas in which the Company operates (in millions):

	As Restated

	2001	2000	1999

Revenues:
North America	$1,422.7	$1,590.9	$973.5
Europe and other	745.5	704.2	699.4

Total	$2,168.2	$2,295.1	$1,672.9

Net property, plant & equipment:
North America	$676.9	$762.0	$471.2
Europe and other	427.9	410.5	406.8

Total	$1,104.8	$1,172.5	$878.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

      A large percentage of the Company’s revenues are from three automotive manufacturers. The following is a summary of the percentage of revenues from these major customers for the fiscal years ended January 31:

	2001	2000	1999

General Motors Corporation	14.5%	16.3%	15.6%
Ford Motor Company	19.7%	22.0%	16.1%
DaimlerChrysler	17.8%	20.7%	18.1%

(18) Selected Quarterly Financial Data (Unaudited)

      As discussed in Note 3, certain financial information has been restated. The following represents the Company’s quarterly results as restated (millions of dollars, except share amounts):

	Quarter Ended January 31, 2001

	As Previously		As
	Reported	Restatements	Restated

Net sales	$475.4	0.9	$476.3
Gross profit	47.1	(13.4)	33.7
Net income (loss)	(16.5)	(115.8)	(132.3)
Basic net income (loss) per share	$(0.58)	(4.06)	$(4.64)
Diluted net income (loss) per share	$(0.58)	(4.06)	$(4.64)

	Quarter Ended October 31, 2000

	As Previously		As
	Reported	Restatements	Restated

Net sales	$558.3	(0.3)	$558.0
Gross profit	73.2	(11.3)	61.9
Net income (loss)	(47.5)	(12.7)	(60.2)
Basic net income (loss) per share	$(1.63)	(0.38)	$(2.01)
Diluted net income (loss) per share	$(1.63)	(0.38)	$(2.01)

	Quarter Ended July 31, 2000

	As Previously		As
	Reported	Restatements	Restated

Net sales	$542.8	(2.5)	$540.3
Gross profit	84.4	(17.3)	67.1
Net income (loss)	6.5	(12.5)	(6.0)
Basic net income (loss) per share	$0.21	(0.41)	$(0.20)
Diluted net income (loss) per share	$0.21	(0.41)	$(0.20)

	Quarter Ended April 30, 2000

	As Previously		As
	Reported	Restatements	Restated

Net sales	$594.8	(1.2)	$593.6
Gross profit	101.9	(7.6)	94.3
Net income (loss)	15.7	(3.4)	12.3
Basic net income (loss) per share	$0.52	(0.11)	$0.41
Diluted net income (loss) per share	$0.51	(0.11)	$0.40

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

	Quarter Ended January 31, 2000

	As Previously		As
	Reported	Restatements	Restated

Net sales	$565.6	—	$565.6
Gross profit	101.6	(15.7)	85.9
Net income (loss)	15.6	(10.2)	5.4
Basic net income (loss) per share	$0.51	(0.33)	$0.18
Diluted net income (loss) per share	$0.51	(0.33)	$0.18

	Quarter Ended October 31, 1999

	As Previously		As
	Reported	Restatements	Restated

Net sales	$598.5	—	$598.5
Gross profit	105.4	(6.0)	99.4
Net income (loss)	19.9	(3.3)	16.6
Basic net income (loss) per share	$0.66	(0.11)	$0.55
Diluted net income (loss) per share	$0.63	(0.11)	$0.52

	Quarter Ended July 31, 1999

	As Previously		As
	Reported	Restatements	Restated

Net sales	$544.4	—	$544.4
Gross profit	94.1	(0.8)	93.3
Net income (loss)	13.3	(0.6)	12.7
Basic net income (loss) per share	$0.44	(0.02)	$0.42
Diluted net income (loss) per share	$0.41	(0.01)	$0.40

	Quarter Ended April 30, 1999

	As Previously		As
	Reported	Restatements	Restated

Net sales	$587.9	(1.3)	$586.6
Gross profit	106.1	(5.3)	100.8
Net income (loss)	16.3	(3.4)	12.9
Basic net income (loss) per share	$0.54	(0.12)	$0.42
Diluted net income (loss) per share	$0.51	(0.11)	$0.40

(19) Subsequent Events

          (a) Chapter 11 Filings

      On December 5, 2001, the Company, 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Filings are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-11490-MFW.

      During the pendancy of these Filings, the Debtors remain in possession of their properties and assets and management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside of the ordinary course of business without the approval, after notice and the opportunity for a hearing, of the Bankruptcy Court.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

      Shortly after the commencement of the Chapter 11 Filings, on December 21, 2001, the Bankruptcy Court granted interim approval for the Debtors to obtain $45 million debtor-in-possession financing. Subsequently, on January 28, 2002, the Bankruptcy Court granted final approval to a $200 million debtor-in-possession financing facility for the Debtors. The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition liabilities, such as employee wages, benefits, and certain customer and freight programs. In addition, the Bankruptcy Court authorized the Debtors to maintain their employee benefit programs. Pension and savings plan funds are in trusts and protected under federal regulations. All required contributions are current in the respective plans. The Debtors have received Bankruptcy Court approval for the retention of legal, financial and management consulting professionals, and are seeking Bankruptcy Court approval for the retention of additional financial and management consulting professionals, to advise the Debtors in the bankruptcy proceedings and the restructuring of its businesses.

      Pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness and virtually all litigation against the Debtors that was, or could have been, brought prior to the commencement of the Chapter 11 Filings are stayed, and other contractual obligations of the Debtors may not be enforced against them. In addition, under Section 365 of the Bankruptcy Code, subject to the approval of the Bankruptcy Court, the Debtors may assume or reject executory contracts and unexpired leases. Parties affected by these rejections may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. These claims for damages resulting from the rejection of executory contracts or unexpired leases will be subject to separate bar dates, generally thirty days after entry of the order approving the rejection. As of the date of this filing, the Debtors had not yet completed their review of all contracts and leases for assumption or rejection, but ultimately will assume or reject all such contracts and leases. Generally, the Debtors have up to 120 days, or a longer period of time subject to approval by the Bankruptcy Court, after the date of filing to assume or reject executory contracts and certain leases. The Debtors cannot presently determine or reasonably predict the ultimate liability that may result from rejecting such contracts or leases or from the filing of rejection damage claims, but such rejections could result in additional liabilities subject to compromise.

      All liabilities subject to compromise are subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Under a confirmed plan of reorganization, pre-petition claims may be paid at amounts substantially less than their allowed amounts. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate resolution with respect to allowed claims is not presently ascertainable.

      The consummation of a plan or plans of reorganization is the principal objective of the Chapter 11 Filings. A plan of reorganization sets forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including the liabilities subject to compromise. Generally, pre-petition liabilities are subject to settlement under such a plan or plans of reorganization, which must be voted upon by certain creditors and approved by the Bankruptcy Court. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right for 120 days (April 4, 2002), or a longer period of time subject to approval by the Bankruptcy Court, to submit a plan or plans of reorganization. The Debtors have retained Lazard Freres & Co. LLC, as financial advisors and investment bankers for the purpose of providing financial advisory and investment banking services during the Chapter 11 reorganization process. The Company anticipates that any plan or plans of reorganization it may propose, if ultimately approved by the Bankruptcy Court, would result in substantial dilution of the interest of existing equity holders, so that they would hold little, if any, meaningful stake in the reorganized enterprise.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

      Confirmation of a plan of reorganization is subject to certain findings being made by the Bankruptcy Court, all of which are required by the Bankruptcy Code. Subject to certain exceptions set forth in the Bankruptcy Code, confirmation of a plan of reorganization requires the approval of the Bankruptcy Court and the affirmative vote of each impaired class of creditors and equity security holders. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. There can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated.

      Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, when the Company will file a plan or plans of reorganization with the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders.

      The Company’s financial statements commencing with the period that includes December 5, 2001, the date of filing of the Chapter 11 proceedings, will be presented in conformity with the AICPA’s Statement of Position 90-7, “Financial Reporting By Entities In Reorganization Under the Bankruptcy Code,” (“SOP 90-7”). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company.

      The accompanying consolidated financial statements do not reflect: (a) the requirements of SOP 90-7, (b) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (c) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (d) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan of reorganization; or (e) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

          (b) Other Subsequent Events (unaudited)

          Facility Closures

      In June 2001, the Company committed to a plan to close its manufacturing facility in Petersburg, Michigan, and in November 2001, committed to a plan to close its manufacturing facility in Bowling Green, Kentucky.

      The Company will record asset impairment losses with respect to the Petersburg facility of $28.5 million during the first quarter of fiscal 2001. In connection with the closure of this facility (which commenced during December 2001), the Company will record a restructuring charge of $0.5 million during the fourth quarter of fiscal 2001. The restructuring charge relates to security and other maintenance costs subsequent to the shutdown date, and are expected to be paid during fiscal 2001 and 2002.

      In connection with the closure of the Bowling Green facility (which is planned to begin during July 2002), the Company will record during the fourth quarter of fiscal 2001 asset impairment losses of $45.5 million and other restructuring charges of $10.7 million. These restructuring charges relate to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date, and are expected to be paid during fiscal 2001 and 2002.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

          Reduction of North American Salaried Workforce

      On November 2, 2001, the Company announced the immediate elimination of 145 positions or approximately 11% of its salaried workforce. In addition, the Company announced that it would offer an early retirement option to approximately 45 salaried employees. In connection with the elimination of the 145 positions, the Company will record a restructuring charge of $1.7 million in the fourth quarter of fiscal 2001. Most of the cash required to fund this charge is for severance benefits and will be paid by the end of fiscal 2001. Of the 45 employees offered an early retirement option, 30 have accepted by December 15, 2001, the acceptance date. In connection with this early retirement offer, the Company will record a restructuring charge of $3.9 million in the fourth quarter of fiscal 2001 primarily related to continued medical benefits and supplemental retirement benefits which are expected to be paid over a period of up to 9 years commencing in fiscal 2002.

          Sale of Non-Core Businesses

      During the third quarter of fiscal 2001, the Company sold its 25% interest in a Canadian joint venture for cash proceeds of approximately $9 million. During the fourth quarter of fiscal 2001, the Company sold its tire and wheel assembly business (including a 49% joint venture in Portugal) for cash proceeds of approximately $12 million.

          Leases

      On July 18, 2001, the Company received notification of termination from a lessor with respect to leased assets having approximately $25.0 million of original cost (which termination was not to be effective for one year). The Company has not agreed with the lessor that a termination has occurred at the time of the notice and has continued to use the leased assets.

          Legal Proceedings

      Following the announcements of the restatements, several lawsuits were filed by and purportedly on behalf of shareholders of the Company naming as defendants a combination of the Company, Ranko Cucuz, former Chairman of the Board and Chief Executive Officer of the Company, and William Shovers, former Vice President — Finance and Chief Financial Officer of the Company. These lawsuits are seeking class action status, but no class has yet been certified in these matters. Due to the Company filing a petition under Chapter 11 of the United States Bankruptcy Code on December 5, 2001, this litigation against the Company is now subject to the automatic stay.

(20) Guarantor and Nonguarantor Financial Statements

      The senior subordinated notes referred to in Note 10 are guaranteed by certain of the Company’s domestic subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the senior subordinated notes. Refer to Note 19(a) regarding the impact of the Chapter 11 Filings on these guarantees.

      The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of January 31, 2001 and 2000 and for the twelve month periods ended January 31, 2001, 2000 and 1999 as restated, of (a) Hayes Lemmerz International, Inc., the parent (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

(2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with guarantor and nonguarantor subsidiaries.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended January 31, 2001 (As Restated)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$304.9	$574.0	$1,304.1	$(14.8)	$2,168.2
Cost of goods sold	259.1	519.9	1,147.4	(14.8)	1,911.6

Gross profit	45.8	54.1	156.7	—	256.6
Marketing, general and administration	15.4	23.0	61.7	—	100.1
Engineering and product development	0.3	7.1	9.2	—	16.6
Amortization of intangible assets	1.1	7.8	18.5	—	27.4
Equity in (earnings) losses of subsidiaries and joint ventures	182.1	68.6	(0.1)	(246.2)	4.4
Asset impairments and other restructuring charges	5.7	54.5	67.5	—	127.7
Other income, net	(0.5)	—	(8.7)	—	(9.2)

Earnings (loss) from operations	(158.3)	(106.9)	8.6	246.2	(10.4)
Interest expense, net	31.9	56.5	75.1	—	163.5

Loss before taxes on income and minority interest	(190.2)	(163.4)	(66.5)	246.2	(173.9)
Income tax (benefit) provision	(4.0)	(5.9)	19.6	—	9.7

Loss before minority interest	(186.2)	(157.5)	(86.1)	246.2	(183.6)
Minority interest	—	—	2.6	—	2.6

Net loss	$(186.2)	$(157.5)	$(88.7)	$246.2	$(186.2)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended January 31, 2000 (As Restated)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$320.9	$686.5	$1,302.1	$(14.4)	$2,295.1
Cost of goods sold	274.9	575.2	1,080.0	(14.4)	1,915.7

Gross profit	46.0	111.3	222.1	—	379.4
Marketing, general and administration	(0.5)	21.9	67.5	—	88.9
Engineering and product development	4.6	5.8	11.2	—	21.6
Amortization of intangible assets	1.0	7.8	18.7	—	27.5
Equity in (earnings) losses of subsidiaries and joint ventures	(38.2)	5.0	(0.7)	32.7	(1.2)
Asset impairments and other restructuring charges	0.4	—	3.3	—	3.7
Other income, net	(0.7)	(1.5)	(1.1)	—	(3.3)

Earnings from operations	79.4	72.3	123.2	(32.7)	242.2
Interest expense, net	24.6	56.1	72.6	—	153.3

Earnings before taxes on income and minority interest	54.8	16.2	50.6	(32.7)	88.9
Income tax provision	7.2	9.7	21.4	—	38.3

Earnings before minority interest	47.6	6.5	29.2	(32.7)	50.6
Minority interest	—	—	3.0	—	3.0

Net income	$47.6	$6.5	$26.2	$(32.7)	$47.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended January 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$278.4	$630.5	$775.6	$(11.6)	$1,672.9
Cost of goods sold	242.8	520.8	631.1	(11.6)	1,383.1

Gross profit	35.6	109.7	144.5	—	289.8
Marketing, general and administration	8.2	21.1	41.7	—	71.0
Engineering and product development	2.2	5.6	12.4	—	20.2
Amortization of intangible assets	1.2	7.3	8.1	—	16.6
Equity in (earnings) losses of subsidiaries and joint ventures	(75.1)	(1.7)	(0.2)	76.4	(0.6)
Other income, net	(0.9)	(0.2)	(4.3)	—	(5.4)

Earnings from operations	100.0	77.6	86.8	(76.4)	188.0
Interest expense, net	36.1	47.8	11.0	—	94.9

Earnings before taxes on income, minority interest, and extraordinary loss	63.9	29.8	75.8	(76.4)	93.1
Income tax provision	11.9	11.8	15.4	—	39.1

Earnings before minority interest and extraordinary loss	52.0	18.0	60.4	(76.4)	54.0
Minority interest	—	0.2	1.8	—	2.0

Earnings before extraordinary loss	52.0	17.8	58.6	(76.4)	52.0
Extraordinary loss, net of tax	8.3	—	—	—	8.3

Net income	$43.7	$17.8	$58.6	$(76.4)	$43.7

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 31, 2001 (As Restated)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$(19.3)	$0.2	$19.1	$—	$—
Receivables	68.2	2.6	185.9	—	256.7
Inventories	34.4	41.9	141.0	—	217.3
Prepaid expenses and other	7.0	8.7	35.1	(12.1)	38.7

Total current assets	90.3	53.4	381.1	(12.1)	512.7
Net property, plant and equipment	143.3	240.0	721.5	—	1,104.8
Goodwill and other assets	1,220.9	208.1	631.4	(1,074.0)	986.4

Total assets	$1,454.5	$501.5	$1,734.0	$(1,086.1)	$2,603.9

Bank borrowings	$—	$—	$79.6	$—	$79.6
Current portion of long-term debt	1,597.5	—	15.6	0.6	1,613.7
Accounts payable and accrued liabilities	29.0	98.1	373.5	(9.0)	491.6

Total current liabilities	1,626.5	98.1	468.7	(8.4)	2,184.9
Long-term debt, net of current portion	—	—	94.6	—	94.6
Deferred tax liabilities	2.0	3.0	63.7	—	68.7
Pension and other long-term liabilities	70.5	53.1	143.1	0.2	266.9
Minority interest	—	—	10.6	—	10.6
Parent loans	(222.7)	245.4	(22.7)	—	—

Total liabilities	1,476.3	399.6	758.0	(8.2)	2,625.7
Common stock	0.3	—	—	—	0.3
Additional paid-in capital	235.1	135.8	1,114.3	(1,250.1)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(145.7)	(32.9)	(39.4)	72.3	(145.7)
Accumulated other comprehensive loss	(85.8)	(1.0)	(98.9)	99.9	(85.8)

Total stockholders’ equity (deficit)	(21.8)	101.9	976.0	(1,077.9)	(21.8)

Total liabilities and stockholder’s equity	$1,454.5	$501.5	$1,734.0	$(1,086.1)	$2,603.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 31, 2000 (As Restated)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$6.8	$0.1	$19.0	$—	$25.9
Receivables	26.0	1.3	154.5	—	181.8
Inventories	33.8	43.5	116.1	—	193.4
Prepaid expenses and other	9.8	3.4	39.6	(11.9)	40.9

Total current assets	76.4	48.3	329.2	(11.9)	442.0
Net property, plant and equipment	154.1	297.1	721.3	—	1,172.5
Goodwill and other assets	1,429.5	282.1	700.3	(1,346.5)	1,065.4

Total assets	$1,660.0	$627.5	$1,750.8	$(1,358.4)	$2,679.9

Bank borrowings	$—	$—	$73.6	$—	$73.6
Current portion of long-term debt	56.8	—	12.2	0.6	69.6
Accounts payable and accrued liabilities	117.9	125.7	357.2	(8.2)	592.6

Total current liabilities	174.7	125.7	443.0	(7.6)	735.8
Long-term debt, net of current portion	1,289.2	—	95.4	—	1,384.6
Deferred tax liabilities	11.4	(2.9)	53.0	—	61.5
Pension and other long-term liabilities	75.0	57.1	154.9	(2.5)	284.5
Minority interest	—	—	14.3	—	14.3
Parent loans	(89.5)	188.4	(98.9)	—	—

Total liabilities	1,460.8	368.3	661.7	(10.1)	2,480.7
Common stock subject to put agreement	8.5	—	—	—	8.5
Common stock	0.3	—	—	—	0.3
Additional paid-in capital	231.4	135.8	1,112.1	(1,247.9)	231.4
Retained earnings (accumulated deficit)	40.5	124.6	53.6	(178.2)	40.5
Accumulated other comprehensive loss	(81.5)	(1.2)	(76.6)	77.8	(81.5)

Total stockholders’ equity	190.7	259.2	1,089.1	(1,348.3)	190.7

Total liabilities and stockholder’s equity	$1,660.0	$627.5	$1,750.8	$(1,358.4)	$2,679.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended January 31, 2001 (As Restated)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(68.9)	$(0.1)	$60.7	—	$(8.3)
Cash flows from investing activities:
Purchase of property, plant and equipment	(7.6)	(23.8)	(125.7)	—	(157.1)
Tooling expenditures	(6.5)	(9.2)	(2.4)	—	(18.1)
Purchase of businesses, net of cash acquired	—	—	(13.6)	—	(13.6)
Other, net	6.7	1.8	9.9	—	18.4

Cash (used in) provided by investing activities	(7.4)	(31.2)	(131.8)	—	(170.4)
Cash flows from financing activities:
Net change in bank borrowings and revolver	257.5	—	14.9	—	272.4
Net proceeds (payments) from accounts receivable securitization	(48.5)	(25.7)	(17.2)	—	(91.4)
Purchase of treasury stock	(25.7)	—	—	—	(25.7)

Cash provided by financing activities	183.3	(25.7)	(2.3)	—	155.3
Increase (decrease) in parent loans and advances	(133.1)	57.1	76.0	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(2.5)	—	(2.5)

Net increase (decrease) in cash and cash equivalents	(26.1)	0.1	0.1	—	(25.9)
Cash and cash equivalents at beginning of year	6.8	0.1	19.0	—	25.9

Cash and cash equivalents at end of year	$(19.3)	$0.2	$19.1		$—

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended January 31, 2000 (As Restated)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$59.0	$49.4	$142.5	—	$250.9
Cash flows from investing activities:
Purchase of property, plant and equipment	(19.3)	(56.1)	(120.9)	—	(196.3)
Tooling expenditures	(6.5)	—	—	—	(6.5)
Purchase of businesses, net of cash acquired	(615.2)	—	(15.1)	—	(630.3)
Proceeds from disposal of assets/ business	—	2.6	36.4	—	39.0
Other, net	(24.5)	(3.2)	(7.7)	—	(35.4)

Cash used in investing activities	(665.5)	(56.7)	(107.3)	—	(829.5)
Cash flows from financing activities:
Net change in bank borrowings and revolver	457.6	—	27.0	—	484.6
Stock options exercised	0.2	—	—	—	0.2
Fees paid to issue long term debt	(16.5)	—	—	—	(16.5)
Net proceeds from accounts receivable securitization	6.9	3.4	79.3	—	89.6

Cash provided by financing activities	448.2	3.4	106.3	—	557.9
Increase (decrease) in parent loans and advances	141.8	3.9	(145.7)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(4.7)	—	(4.7)

Net decrease in cash and cash equivalents	(16.5)	—	(8.9)	—	(25.4)
Cash and cash equivalents at beginning of year	23.3	0.1	27.9	—	51.3

Cash and cash equivalents at end of year	$6.8	$0.1	$19.0	—	$25.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Years ended January 31, 2001, 2000 and 1999

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended January 31, 1999

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(71.8)	$79.7	$170.4	—	$178.3
Cash flows from investing activities:
Purchase of property, plant and equipment	(18.7)	(69.0)	(46.6)	—	(134.3)
Tooling expenditures	(15.1)	—	(6.2)	—	(21.3)
Purchase of businesses, net of cash acquired	(8.8)	—	(70.5)	—	(79.3)
Other, net	(9.5)	14.9	(37.3)	—	(31.9)

Cash used in investing activities	(52.1)	(54.1)	(160.6)	—	(266.8)
Cash flows from financing activities:
Net change in bank borrowings and revolver	56.1	(34.5)	28.0	—	49.6
Proceeds from the sale of common stock	1.7	—	—	—	1.7
Fees paid to issue long term debt	(6.4)	—	—	—	(6.4)
Net proceeds from accounts receivable securitization	73.5	—	—	—	73.5

Cash provided by (used in) financing activities	124.9	(34.5)	28.0	—	118.4
Increase (decrease) in parent loans and advances	17.7	8.9	(26.6)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(1.7)	—	(1.7)

Net increase in cash and cash equivalents	18.7	—	9.5	—	28.2
Cash and cash equivalents at beginning of year	4.6	0.1	18.4	—	23.1

Cash and cash equivalents at end of year	$23.3	$0.1	$27.9	—	$51.3

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses	Deductions	of Year

Year ended January 31, 1999
Allowance for doubtful accounts	$4.3	0.8	(1.1)	$4.0
Year ended January 31, 2000
Allowance for doubtful accounts	$4.0	2.3	—	$6.3
Year ended January 31, 2001
Allowance for doubtful accounts	$6.3	4.3	(2.1)	$8.5