Form 10-Q/A
period 2001-04-30
HAYES LEMMERZ INTERNATIONAL INC
filed 2002-02-19
CIK 893670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

     The number of shares of common stock outstanding as of February 19, 2002 was 28,455,495 shares.

HAYES LEMMERZ INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q/A

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security-Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	42
SIGNATURES		43

      UNLESS OTHERWISE INDICATED, REFERENCES TO THE “COMPANY” MEAN HAYES LEMMERZ INTERNATIONAL, INC., AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY’S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 2001 MEANS THE PERIOD BEGINNING FEBRUARY 1, 2001, AND ENDING JANUARY 31, 2002). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) THE OUTCOME AND CONSEQUENCES OF THE COMPANY’S CHAPTER 11 PROCEEDINGS; (2) COMPETITIVE PRESSURE IN THE COMPANY’S INDUSTRY INCREASES SIGNIFICANTLY; (3) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (4) THE COMPANY’S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (5) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY’S FINANCIAL STRUCTURE AND THE COMPANY’S COST OF CAPITAL AND BORROWED MONEY; AND (6) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q/A AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

      THE COMPANY IS FILING THIS AMENDED FORM 10-Q/A QUARTERLY REPORT AS A RESULT OF THE MATTERS DISCUSSED IN NOTE 2, “RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS” BELOW. EXCEPT AS SPECIFICALLY STATED OTHERWISE IN THIS AMENDED FORM 10-Q/A, THE INFORMATION CONTAINED IN THE AMENDED FORM 10-Q/A HAS NOT BEEN UPDATED TO REFLECT THE MATTERS SET FORTH IN NOTE 11, “SUBSEQUENT EVENTS” BELOW.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations
(Millions of dollars, except share amounts)
(Unaudited)

	As Restated

	Three Months Ended
	April 30,

	2001	2000

Net sales	$540.9	$593.6
Cost of goods sold	483.3	499.3

Gross profit	57.6	94.3
Marketing, general and administration	26.2	24.8
Engineering and product development	5.9	6.2
Amortization of intangibles	6.7	7.0
Equity in losses (earnings) of joint ventures	0.4	(1.1)
Asset impairments and other restructuring charges	31.0	0.5
Other income, net	(0.2)	(2.4)

Earnings (loss) from operations	(12.4)	59.3
Interest expense, net	44.2	38.8

Earnings (loss) before taxes on income and minority interest	(56.6)	20.5
Income tax provision	6.3	7.3

Earnings (loss) before minority interest	(62.9)	13.2
Minority interest	0.8	0.9

Net income (loss)	$(63.7)	$12.3

Per share information:
Basic net income (loss) per share	$(2.24)	$0.41

Basic average shares outstanding (in thousands)	28,455	30,356

Diluted net income (loss) per share	$(2.24)	$0.40

Diluted average shares outstanding (in thousands)	28,455	30,876

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	As Restated

	April 30,	April 30,	January 31,
	2001	2000	2001

	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28.9	40.4	$—
Receivables	252.1	204.6	256.7
Inventories	208.2	208.2	217.3
Deferred tax assets	21.9	32.2	21.9
Prepaid expenses and other	15.6	10.6	16.8

Total current assets	526.7	496.0	512.7
Net property, plant and equipment	1,055.0	1,166.2	1,104.8
Deferred tax assets	21.5	27.4	21.5
Goodwill and other assets	944.0	1,038.4	964.9

Total assets	$2,547.2	$2,728.0	$2,603.9

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Bank borrowings	$81.9	87.3	$79.6
Current portion of long-term debt	1,675.2	61.5	1,613.7
Accounts payable and accrued liabilities	457.4	499.3	491.6

Total current liabilities	2,214.5	648.1	2,184.9
Long-term debt, net of current portion	87.5	1,532.0	94.6
Deferred tax liabilities	72.3	61.5	68.7
Pension and other long-term liabilities	253.5	275.9	266.9
Minority interest	10.6	13.7	10.6

Total liabilities	2,638.4	2,531.2	2,625.7
Commitments and Contingencies:
Common stock subject to put agreement	—	8.5	—
Stockholders’ equity (deficit):
Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, par value $0.01 per share:
Voting — authorized 99,000,000 shares; 27,709,919, 27,707,919, and 27,705,019 shares issued; 25,806,469, 27,709,919, and 25,806,469 shares outstanding	0.3	0.3	0.3
Nonvoting — authorized 5,000,000 shares; issued and outstanding, 2,649,026 shares	—	—	—
Additional paid in capital	235.1	231.4	235.1
Common stock in treasury at cost, 1,901,450 shares	(25.7)	—	(25.7)
Retained earnings (accumulated deficit)	(209.4)	52.8	(145.7)
Accumulated other comprehensive loss	(91.5)	(96.2)	(85.8)

Total stockholders’ equity (deficit)	(91.2)	188.3	(21.8)

Total liabilities and stockholders’ equity (deficit)	$2,547.2	$2,728.0	$2,603.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Millions of dollars)
(Unaudited)

	As Restated

	Three Months Ended
	April,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(63.7)	$12.3
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and tooling amortization	30.8	29.2
Amortization of intangibles	6.7	7.0
Amortization of deferred financing fees	1.8	1.6
Deferred taxes	3.6	—
Asset impairments and other restructuring charges	31.0	0.5
Minority interest	0.8	0.9
Equity in losses (earnings) of joint ventures	0.4	(1.1)
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(53.1)	(36.3)
Inventories	3.8	(17.5)
Prepaid expenses and other	0.8	(2.1)
Accounts payable and accrued liabilities	(14.5)	(110.7)
Other long-term liabilities	(3.8)	(2.5)

Cash used for operating activities	(55.4)	(118.7)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(29.9)	(41.9)
Tooling expenditures	(1.2)	—
Other, net	(1.3)	4.6

Cash used for investing activities	(32.4)	(37.3)

Cash flows from financing activities:
Increase in bank borrowings and revolver	73.1	159.9
Proceeds from accounts receivable securitization	47.6	12.0
Financing fees	(2.3)	—

Cash provided by financing activities	118.4	171.9

Effect of exchange rate changes on cash and cash equivalents	(1.7)	(1.4)

Increase in cash and cash equivalents	28.9	14.5
Cash and cash equivalents at beginning of year	—	25.9

Cash and cash equivalents at end of period	$28.9	$40.4

Supplemental data:
Cash paid for interest	22.0	22.8
Cash paid for income taxes	0.4	1.0

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(1) Description of Business and Basis of Presentation

     Description of Business

      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries and references to fiscal year mean the Company’s year ended January 31 of the following year (e.g., “fiscal 2001” refers to the period beginning February 1, 2001 and ending January 31, 2002, “fiscal 2000” refers to the period beginning February 1, 2000 and ending January 31, 2001 and “fiscal 1999” refers to the period beginning February 1, 1999 and ending January 31, 2000).

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

      The Company is filing this amended Form 10-Q/ A Quarterly Report as a result of the matters discussed below in Note 2.

     Basis of Presentation

      The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company’s recent history of significant losses, deficit in stockholders’ equity and issues related to non-compliance with debt covenants raise substantial doubt about the Company’s ability to continue as a going concern. As is more fully discussed in Note 11, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in December 2001. Continuing as a going concern is dependent upon, among other things, the Company’s formulation of a plan of reorganization that is confirmed by the Bankruptcy Court, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations.

      The Company’s unaudited interim consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2002.

      Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Restatement of Consolidated Financial Statements

      On September 5 and December 13, 2001, the Company announced that it would restate its consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods, and for the fiscal quarter ended April 30, 2001 because the Company failed in certain instances to properly apply accounting principles generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified. The Company also advised that the accompanying independent auditors’ reports regarding the fiscal 2000 and 1999 consolidated financial statements should not be relied upon.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(2) Restatement of Consolidated Financial Statements — (Continued)

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

      In addition to the Audit Committee Investigation, the Company conducted a review of its accounting records for the first quarter of fiscal 2001, fiscal 2000, and fiscal 1999 and engaged KPMG LLP to audit the Company’s restated consolidated financial statements for fiscal 2000 and 1999. On February 19, 2002, the Company filed an amended Form 10-K (the “10-K/A”) which included the restated financial statements for fiscal 2000 and fiscal 1999. The restatement adjustments reflected for the consolidated balance sheets at April 30, 2001 and 2000 include the combined effect of the restatement adjustments for fiscal 2000 and fiscal 1999, respectively, which are restated in the 10-K/A.

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

      Following are the primary categories of restatement adjustments to the Company’s previously reported financial results (millions of dollars):

	Quarter Ended	Quarter Ended
	April 30, 2001	April 30, 2000

Adjustments (increasing) decreasing net income:
Deferred operating expenditures	$8.7	$2.5
Unrecorded trade payables and claims	3.5	0.8
Acquisition accounting	2.2	3.7
Customer credits	0.3	1.2
Asset impairment losses	30.0	—

Total adjustments to pre-tax income (loss)	44.7	8.2
Income taxes	11.4	(4.8)

Total adjustment to net income (loss)	56.1	3.4
Adjustments decreasing stockholders’ equity (deficit):
Tax effect of net investment hedges	—	1.7

Total decrease in stockholders’ equity (deficit)	$56.1	$5.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(2) Restatement of Consolidated Financial Statements — (Continued)

      Descriptions of the major components of the restatement adjustments for the first quarter of fiscal 2001 and 2000 are as follows:

     Adjustments Affecting Net Income (Loss)

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

     Acquisition Accounting

      The accounting for certain acquisitions did not appropriately reflect the fair values of assets acquired and liabilities assumed in accordance with generally accepted accounting principles as follows:

•	In connection with certain acquisitions, including the acquisition of CMI International, Inc., the Company recorded an accrued liability for unfavorable customer contracts which could not be substantiated. Additionally, the Company did not record the fair value of acquired supplies inventory.

•	In connection with the acquisition of Lemmerz Holding GmbH, the Company recorded an accrued liability for restructuring costs. The restructuring plan did not meet the conditions regarding the period within which the plan was required to be finalized.

      Amounts previously charged against these accrued liabilities are reflected as operating expenses in the restated consolidated statements of operations.

     Customer Credits

      The Company determined that it did not record certain customer pricing adjustments.

     Asset Impairment Losses

      As a consequence of the notifications received in April 2001 by the Company from certain customers of its Petersburg, Michigan manufacturing facility regarding significantly lower future product orders and the failure to obtain adequate customer support required to relocate production, management should have revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to the Petersburg facility and, accordingly, recognized an impairment charge of $28.5 million in the three months ended April 30, 2001.

      An additional impairment loss was recognized related to the abandonment of plans to continue to invest in the start-up of certain single-purpose equipment at another facility.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(2) Restatement of Consolidated Financial Statements — (Continued)

     Income Tax Adjustments

      The restatement adjustments discussed above affecting earnings (loss) from operations and acquisition accounting also result in adjustments to income taxes in the appropriate period. Additionally, in view of the substantial doubt regarding the Company’s ability to continue as a going concern, the Company cannot conclude that it is more likely than not that the benefits of certain deferred tax assets will be realized. Accordingly, the valuation allowance that was established in fiscal 2000 was increased in the quarter ended April 30, 2001. The tax-effect of the change in the fair value of the net investment hedges was offset by a reversal of the deferred tax asset valuation allowance, such that there was no net tax effect in the quarter ended April 30, 2001.

     Adjustments Directly Affecting Stockholders’ Equity (Deficit)

      The restatement adjustment affecting stockholders’ equity recognizes the deferred income tax liability in the first quarter of fiscal 2000 related to cross-currency interest rate swap agreements to hedge a portion of the Company’s net investment in foreign subsidiaries. The deferred income tax charge was recorded in the accumulated other comprehensive income section in consolidated stockholders’ equity (deficit) as part of the restatement. There was no net tax effect related to net investment hedges in the quarter ended April 30, 2001.

     Reclassifications

      For purposes of these consolidated financial statements, certain reclassifications have been made to conform presentation as follows:

•	All amounts outstanding with respect to the Credit Agreement and senior subordinated notes outstanding at April 30, 2001, as more fully discussed in Note (3) are classified as a current liability.

•	The common stock subject to put agreement was reclassified from additional paid in capital at April 30, 2000 as previously reported.

•	Certain non-current deferred income tax assets and liabilities as previously reported at April 30, 2001 and 2000 were reclassified either as part of the previously reported amounts or as restatement adjustments.

      These reclassifications, which did not affect previously reported net income (loss), have been made to the consolidated financial statements and are included in the accompanying tables.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(2) Restatement of Consolidated Financial Statements — (Continued)

Consolidated Statement of Operations

(Millions of dollars, except per share amounts)

	Quarter Ended April 30, 2001

	As
	Previously		As
	Reported	Restatements	Restated

Net sales	$541.4	$(0.5)	$540.9
Cost of goods sold	469.5	13.8	483.3

Gross profit	71.9	(14.3)	57.6
Marketing, general and administration	25.1	1.1	26.2
Engineering and product development	5.9	—	5.9
Amortization of intangible assets	7.0	(0.3)	6.7
Equity in losses of joint ventures	0.4	—	0.4
Asset impairments and other restructuring charges	—	31.0	31.0
Other income, net	(0.2)	—	(0.2)

Earnings (loss) from operations	33.7	(46.1)	(12.4)
Interest expense, net	45.6	1.4	44.2

Loss before taxes on income and minority interest	(11.9)	(44.7)	(56.6)
Income tax (benefit) provision	(5.1)	11.4	6.3

Loss before minority interest	(6.8)	(56.1)	(62.9)
Minority interest	0.8	—	0.8

Net loss	$(7.6)	$(56.1)	$(63.7)

Basic net loss per share	$(0.27)	$(1.97)	$(2.24)

Diluted net loss per share	$(0.27)	$(1.97)	$(2.24)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(2) Restatement of Consolidated Financial Statements — (Continued)

Consolidated Balance Sheet

(Millions of dollars, except share amounts)

	As of April 30, 2001

	As
	Previously		As
	Reported	Restatements	Restated

ASSETS
Current assets:
Cash and cash equivalents	$28.9	$—	$28.9
Receivables	266.3	(14.2)	252.1
Inventories	191.9	16.3	208.2
Deferred tax assets	42.4	(20.5)	21.9
Prepaid expenses and other	21.2	(5.6)	15.6

Total current assets	550.7	(24.0)	526.7
Property, plant and equipment, net	1,115.1	(60.1)	1,055.0
Deferred tax assets	102.2	(80.7)	21.5
Goodwill and other assets	1,033.5	(89.5)	944.0

Total assets	$2,801.5	$(254.3)	$2,547.2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank borrowings	$81.9	$—	$81.9
Current portion of long-term debt	91.4	1,583.8	1,675.2
Accounts payable and accrued liabilities	437.6	19.8	457.4

Total current liabilities	610.9	1,603.6	2,214.5
Long-term debt, net of current portion	1,671.2	(1,583.7)	87.5
Deferred tax liabilities	100.2	(27.9)	72.3
Pension and other long-term liabilities	266.9	(13.4)	253.5
Minority interest	10.6	—	10.6

Total liabilities	2,659.8	(21.4)	2,638.4
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock	—	—	—
Common stock:
Voting	0.3	—	0.3
Nonvoting	—	—	—
Additional paid in capital	237.1	(2.0)	235.1
Common stock in treasury at cost	(26.3)	0.6	(25.7)
Retained earnings (accumulated deficit)	8.6	(218.0)	(209.4)
Accumulated other comprehensive loss	(78.0)	(13.5)	(91.5)

Total stockholders’ equity (deficit)	141.7	(232.9)	(91.2)

Total liabilities and stockholders’ equity (deficit)	$2,801.5	$(254.3)	$2,547.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(2) Restatement of Consolidated Financial Statements — (Continued)

Consolidated Statement of Operations

(Millions of dollars, except per share amounts)

	Quarter Ended April 30, 2000

	As
	Previously		As
	Reported	Restatements	Restated

Net sales	$594.8	$(1.2)	$593.6
Cost of goods sold	492.9	6.4	499.3

Gross profit	101.9	(7.6)	94.3
Marketing, general and administration	24.5	0.3	24.8
Engineering and product development	6.2	—	6.2
Amortization of intangible assets	7.2	(0.2)	7.0
Equity in losses of joint ventures	(1.1)	—	(1.1)
Asset impairments and other restructuring charges	—	0.5	0.5
Other (income) expense, net	(2.4)	—	(2.4)

Earnings from operations	67.5	(8.2)	59.3
Interest expense, net	38.8	—	38.8

Earnings before taxes on income and minority interest	28.7	(8.2)	20.5
Income tax provision	12.1	(4.8)	7.3

Earnings before minority interest	16.6	(3.4)	13.2
Minority interest	0.9	—	0.9

Net income	$15.7	$(3.4)	$12.3

Basic net income per share	$0.52	$(0.11)	$0.41

Diluted net income per share	$0.51	$(0.11)	$0.40

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(2) Restatement of Consolidated Financial Statements — (Continued)

Consolidated Balance Sheet

(Millions of dollars, except share amounts)

	As of April 30, 2000

	As
	Previously		As
	Reported	Restatements	Restated

ASSETS
Current assets:
Cash and cash equivalents	$40.4	$—	$40.4
Receivables	212.9	(8.3)	204.6
Inventories	190.6	17.6	208.2
Deferred tax assets	—	32.2	32.2
Prepaid expenses and other	11.8	(1.2)	10.6

Total current assets	455.7	40.3	496.0
Property, plant and equipment, net	1,172.2	(6.0)	1,166.2
Deferred tax assets	128.7	(101.3)	27.4
Goodwill and other assets	1,048.1	(9.7)	1,038.4

Total assets	$2,804.7	$(76.7)	$2,728.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$87.3	$—	$87.3
Current portion of long-term debt	61.5	—	61.5
Accounts payable and accrued liabilities	464.2	35.1	499.3

Total current liabilities	613.0	35.1	648.1
Long-term debt, net of current portion	1,532.0	—	1,532.0
Deferred tax liabilities	114.4	(52.9)	61.5
Pension and other long-term liabilities	306.5	(30.6)	275.9
Minority interest	13.7	—	13.7

Total liabilities	2,579.6	(48.4)	2,531.2
Commitments and contingencies
Common stock subject to put agreement	8.5	—	8.5
Stockholders’ equity:
Preferred stock	—	—	—
Common stock:
Voting	0.3	—	0.3
Nonvoting	—	—	—
Additional paid in capital	231.4	—	231.4
Retained earnings	73.8	(21.0)	52.8
Accumulated other comprehensive loss	(88.9)	(7.3)	(96.2)

Total stockholders’ equity	216.6	(28.3)	188.3

Total liabilities and stockholders’ equity	$2,804.7	$(76.7)	$2,728.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(3) Bank Borrowings and Long-Term Debt

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

(3) Bank Borrowings and Long-Term Debt — (Continued)

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

      Pursuant to an Exchange Offer Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to use its best efforts to file and have declared effective an Exchange Offer Registration Statement with respect to an offer to exchange the 11 7/8% Notes for other notes of the Company with terms substantially identical to the 11 7/8% Notes. The Company also agreed to consummate such exchange offer on or prior to December 19, 2001. As a result of the Chapter 11 Filings by the Debtors on December 5, 2001, such registration has not occurred.

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

      The Credit Agreement, as amended, contains certain financial covenants regarding interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations. If compliance with these covenants were calculated using the Company’s restated financial results for the first quarter of fiscal 2001, certain of these covenants as of April 30, 2001 would have been violated.

      For purposes of these consolidated financial statements, all amounts outstanding with respect to the Credit Agreement and the senior subordinated notes outstanding at April 30, 2001 are classified as a current liability as of April 30, 2001. As more fully discussed above, certain portions of the amounts outstanding at April 30, 2001 under the Credit Agreement and the previous senior subordinated notes were refinanced in the second quarter of fiscal 2001 with the proceeds of the 11 7/8% Notes and the B Term Loan. The amounts outstanding with respect to the 11 7/8% Notes and the B Term Loan will be classified as a current liability upon their issuance.

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

(3) Bank Borrowings and Long-Term Debt — (Continued)

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

(3) Bank Borrowings and Long-Term Debt — (Continued)

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

(4) Derivative Financial Instruments

      In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133”. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

      The Company has significant investments in foreign subsidiaries. The majority of these investments are in Europe wherein the Euro is the functional currency. As a result, the Company is exposed to fluctuations in exchange rates between the Euro and the U.S. Dollar. To reduce this exposure, the Company has entered into cross-currency interest rate swap agreements and forward currency hedges. At both April 30, 2001 and January 31, 2001, the Company held $281 million notional amount of cross-currency interest rate swaps and forward currency hedges, which are recorded in the accompanying consolidated balance sheets in goodwill and other assets at fair value of approximately $15.6 million and $0.4 million, respectively. The fair value of the Company’s cross-currency interest rate swaps and forward currency hedges is the estimated amount the Company would receive or pay to terminate the agreement based on third party market quotes. The Company has designated these swap agreements as hedges of the foreign currency exposure of its net investment in foreign operations. In addition, the Company has designated a term loan, totaling 146.5 million Deutschemarks as a hedge of foreign currency exposure of its net investment in its German operations.

      The Company records the gain or loss on the derivative financial instruments designated as hedges of the foreign currency exposure of its net investment in foreign operations as currency translation adjustments in Accumulated Other Comprehensive Loss to the extent the hedges are effective. The gain or loss on the

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(4) Derivative Financial Instruments — (Continued)

hedging instruments offset the change in currency translation adjustments resulting from translating the foreign operations’ financial statements from their respective functional currency to the Dollar. In the first quarter of fiscal 2001, the Company recorded a gain of $21.0 million, net of tax of $8.1 million, on the instruments designated as hedges in Accumulated Other Comprehensive Loss. As these derivative financial instruments were accounted for as qualifying hedges prior to adoption of SFAS No. 133, no transition adjustment was recorded at the date of adoption.

(5) Inventories

      The major classes of inventory are as follows:

	As Restated

	April 30,	January 31,
	2001	2001

Raw materials	$55.6	$62.3
Work-in-process	61.1	60.1
Finished goods	68.5	72.4
Spare parts and supplies	23.0	22.5

Total	$208.2	$217.3

(6) Property, plant and equipment

      The major classes of property, plant and equipment are as follows:

	As Restated

	April 30,	January 31,
	2001	2001

Land	$29.7	$31.2
Buildings	238.0	248.7
Machinery and equipment	1,109.0	1,134.9

	1,376.7	1,414.8
Accumulated depreciation	(321.7)	(310.0)

Net property, plant and equipment	$1,055.0	$1,104.8

(7) Earnings per share

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

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(7) Earnings per share — (Continued)

      Shares outstanding for the three months ended April 30, 2001 and 2000, were as follows (in thousands):

	2001	2000

Basic weighted average shares outstanding	28,455	30,356
Dilutive effect of options and warrants	—	520

Diluted weighted average shares outstanding	28,455	30,876

      For the quarter ending April 30, 2001, all options and warrants were excluded from the calculation of diluted earnings (loss) per share as the effect was anti-dilutive due to the net loss reflected for such quarter. For the quarter ending April 30, 2000, approximately 3.3 million shares attributable to options and warrants were excluded from the calculation of diluted earnings (loss) per share as the effect was anti-dilutive.

(8) Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.

      The components of comprehensive loss for the three months ended April 30, 2001 and 2000 are as follows:

	As Restated

	2001	2000

Net income (loss)	$(63.7)	$12.3
Cumulative translation adjustments	(5.7)	(14.1)

Total comprehensive loss	$(69.4)	$(1.8)

(9) Contingencies

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

(10) Segment Reporting

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

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10) Segment Reporting — (Continued)

      The following table represents revenues and other financial information by business segment for the three months ended April 30:

			As Restated
	As Restated				As Restated

			Net Income
	Revenue		(loss)		Total Assets

	2001	2000	2001	2000	2001	2000

Automotive wheels	$320.4	$362.9	$(9.5)	$9.9	$1,330.8	$1,496.9
Cast components	176.9	179.8	(4.0)	0.1	917.3	954.2
Other	43.6	50.9	(50.2)	2.3	299.1	276.9

Total	$540.9	$593.6	$(63.7)	$12.3	$2,547.2	$2,728.0

(11) Subsequent Events

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

(11) Subsequent Events — (Continued)

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

      All liabilities subject to compromise are subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Under a confirmed plan of reorganization, all pre-petition claims may be paid at amounts substantially less than their allowed amounts. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate resolution with respect to allowed claims is not presently ascertainable.

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

(11) Subsequent Events — (Continued)

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

      The Company recorded asset impairment losses with respect to the Petersburg facility of $28.5 million during the first quarter of fiscal 2001 (see Note 2). In connection with the closure of this facility (which commenced during December 2001), the Company will record a restructuring charge of $0.5 million during the fourth quarter of fiscal 2001. These restructuring charges relate to security and other maintenance costs subsequent to the shutdown date, and are expected to be paid during fiscal 2001 and 2002.

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

(11) Subsequent Events — (Continued)

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

     Legal Proceedings

      Following the announcements of the restatement, several lawsuits were filed by and purportedly on behalf of shareholders of the Company naming as defendants a combination of the Company, Ranko Cucuz, former Chairman of the Board and Chief Executive Officer of the Company, and William Shovers, former Vice President — Finance and Chief Financial Officer of the Company. These lawsuits are seeking class action status, but no class has yet been certified in these matters. Due to the Company filing a petition under Chapter 11 of the United States Bankruptcy Code on December 5, 2001, this litigation against the Company is now subject to the automatic stay.

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

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(12) Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended April 30, 2001, As Restated

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$70.4	$123.6	$349.2	$(2.3)	$540.9
Cost of goods sold	61.0	113.9	310.7	(2.3)	483.3

Gross profit	9.4	9.7	38.5	—	57.6
Marketing, general and administration	3.9	6.4	15.9	—	26.2
Engineering and product development	0.9	1.8	3.2	—	5.9
Amortization of intangibles	0.3	1.9	4.5	—	6.7
Equity in (earnings) loss of subsidiaries and joint ventures	53.2	12.4	—	(65.2)	0.4
Asset impairments and other restructuring charges	—	—	31.0	—	31.0
Other income, net	(0.1)	—	(0.1)	—	(0.2)

Earnings (loss) from operations	(48.8)	(12.8)	(16.0)	65.2	(12.4)
Interest expense, net	14.8	11.0	18.4	—	44.2

Earnings (loss) before taxes on income and minority interest	(63.6)	(23.8)	(34.4)	65.2	(56.6)
Income tax provision	0.1	0.2	6.0	—	6.3

Earnings (loss) before minority interest	(63.7)	(24.0)	(40.4)	65.2	(62.9)
Minority interest	—	—	0.8	—	0.8

Net income (loss)	$(63.7)	$(24.0)	$(41.2)	$65.2	$(63.7)

Condensed Consolidating Statements of Operations

For the Three Months Ended April 30, 2000, As Restated

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$81.1	$175.0	$342.6	$(5.1)	$593.6
Cost of goods sold	66.6	145.9	291.9	(5.1)	499.3

Gross profit	14.5	29.1	50.7	—	94.3
Marketing, general and administration	1.6	5.8	17.4	—	24.8
Engineering and product development	1.5	1.8	2.9	—	6.2
Amortization of intangibles	0.3	1.9	4.8	—	7.0
Equity in (earnings) loss of subsidiaries and joint ventures	(9.1)	2.9	(0.2)	5.3	(1.1)
Other expense (income), net	—	—	(1.9)	—	(1.9)

Earnings (loss) from operations	20.2	16.7	27.7	(5.3)	59.3
Interest expense, net	5.6	14.4	18.8	—	38.8

Earnings (loss) before taxes on income and minority interest	14.6	2.3	8.9	(5.3)	20.5
Income tax provision	2.3	1.9	3.1	—	7.3

Earnings (loss) before minority interest	12.3	0.4	5.8	(5.3)	13.2
Minority interest	—	—	0.9	—	0.9

Net income (loss)	$12.3	$0.4	$4.9	$(5.3)	$12.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(12) Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

As of April 30, 2001, As Restated

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$2.8	$0.1	$26.0	$—	$28.9
Receivables	50.8	7.2	194.1	—	252.1
Inventories	26.6	36.6	145.0	—	208.2
Prepaid expenses and other	7.9	11.3	29.3	(11.0)	37.5

Total current assets	88.1	55.2	394.4	(11.0)	526.7
Net property, plant and equipment	142.6	235.8	676.6	—	1,055.0
Goodwill and other assets	1,158.6	189.0	598.9	(981.0)	965.5

Total assets	$1,389.3	$480.0	$1,669.9	$(992.0)	$2,547.2

Bank borrowings	$—	$—	$81.9	$—	$81.9
Current portion of long-term debt	1,659.9	—	14.7	0.6	1,675.2
Accounts payable and accrued liabilities	34.9	79.9	348.4	(5.8)	457.4

Total current liabilities	1,694.8	79.9	445.0	(5.2)	2,214.5
Long-term debt, net of current portion	—	—	87.5	—	87.5
Pension and other long-term liabilities	70.1	50.0	133.4	—	253.5
Deferred tax liabilities	2.0	3.0	67.3	—	72.3
Minority interest	—	—	10.6	—	10.6
Parent loans	(286.4)	269.3	17.1	—	—

Total liabilities	1,480.5	402.2	760.9	(5.2)	2,638.4
Common stock	0.3	—	—	—	0.3
Additional paid-in capital	235.1	135.8	1,114.3	(1,250.1)	235.1
Retained earnings (accumulated deficit)	(209.4)	(57.0)	(80.3)	137.3	(209.4)
Common stock in treasury at cost	(25.7)	—	—	—	(25.7)
Accumulated other comprehensive income (loss)	(91.5)	(1.0)	(125.0)	126.0	(91.5)

Total stockholders’ equity	(91.2)	77.8	909.0	(986.8)	(91.2)

Total liabilities and stockholders’ equity	$1,389.3	$480.0	$1,669.9	$(992.0)	$2,547.2

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

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(12) Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

For the three months ended April 30, 2001, As Restated

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows used for operating activities	$9.9	$(43.2)	$(22.1)	$—	$(55.4)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(0.5)	(1.2)	(28.2)	—	(29.9)
Tooling expenditures	(0.6)	(0.6)	—	—	(1.2)
Other, net	(5.7)	4.2	0.2	—	(1.3)

Cash used for investing activities	(6.8)	2.4	(28.0)	—	(32.4)
Cash flows from financing activities:
Increase in bank borrowings and revolver	67.3	—	5.8	—	73.1
Proceeds from accounts receivable securitization	17.6	16.9	13.1	—	47.6
Financing fees	(2.3)	—	—	—	(2.3)

Cash provided by financing activities	82.6	16.9	18.9	—	118.4
Increase (decrease) in parent loans and advances	(63.6)	23.8	39.8	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(1.7)	—	(1.7)

Net increase (decrease) in cash and cash equivalents	22.1	(0.1)	6.9	—	28.9
Cash and cash equivalents at beginning of period	(19.3)	0.2	19.1	—	—

Cash and cash equivalents at end of period	$2.8	$0.1	$26.0	$—	$28.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended April 30, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(12) Guarantor and Nonguarantor Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

For the three months ended April 30, 2000, As Restated

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows used for operating activities	$(13.4)	$(66.9)	$(38.4)	$—	$(118.7)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(14.7)	(5.8)	(21.4)	—	(41.9)
Other, net	8.6	0.6	(4.6)	—	4.6

Cash used for investing activities	(6.1)	(5.2)	(26.0)	—	(37.3)
Cash flows from financing activities:
Increase in bank borrowings and revolver	139.2	—	20.7	—	159.9
Proceeds from accounts receivable securitization	5.9	3.7	2.4	—	12.0

Cash provided by financing activities	145.1	3.7	23.1	—	171.9
Increase (decrease) in parent loans and advances	(135.2)	68.4	66.8	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(1.4)	—	(1.4)

Net increase (decrease) in cash and cash equivalents	(9.6)	—	24.1	—	14.5
Cash and cash equivalents at beginning of period	6.8	0.1	19.0	—	25.9

Cash and cash equivalents at end of period	$(2.8)	$0.1	$43.1	$—	$40.4

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

      All liabilities subject to compromise are subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Under a confirmed plan of reorganization, all pre-petition claims may be paid at amounts substantially less than their allowed amounts. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate resolution with respect to allowed claims is not presently ascertainable.

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

      In addition to the Audit Committee Investigation, the Company conducted a review of its accounting records for fiscal 2000 and fiscal 1999 and engaged KPMG LLP to audit the Company’s restated consolidated financial statements for fiscal 2000 and 1999. The cumulative restatement of the Company’s fiscal 2000 and 1999 financial statements reduces the Company’s consolidated stockholders’ equity as of January 31, 2001 by approximately $177.2 million, from amounts previously reported. The amended Form 10-K (the “10-K/A”) was filed on February 19, 2002 and included the restated consolidated financial statements. In addition, the Company’s consolidated financial statements for the quarter ended April 30, 2001 were also restated.

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

     New Management Team

      As more fully discussed at Part I, Item 1. “Business — Recent Developments — New Management Team” in the Company’s Annual Report Form 10-K/A for fiscal 2000 filed with the SEC on February 19, 2002, a number of changes in the Company’s Officers, Directors and senior operating and financial management occurred since April 30, 2001.

     Facility Closures

      In June 2001, the Company committed to a plan to close its manufacturing facility in Petersburg, Michigan, and in November 2001, committed to a plan to close its manufacturing facility in Bowling Green, Kentucky.

      The Company recorded asset impairment losses with respect to the Petersburg facility of $28.5 million during the first quarter of fiscal 2001. In connection with the closure of this facility (which commenced during December 2001), the Company will record a restructuring charge of $0.5 million during the fourth quarter of fiscal 2001. These restructuring charges relate to security and other maintenance costs subsequent to the shutdown date, and are expected to be paid during fiscal 2001 and 2002.

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

     Bank Borrowings and Long-Term Debt

      See Part I, Item 1, Notes to Consolidated Financial Statements, Note (3) “Bank Borrowings and Long-Term Debt” included herein for a discussion of certain transactions and events occurring after April 30, 2001 which affect the amount and classification of a significant portion of the Company’s debt.

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

Results of Operations

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

      Sales of the Company’s wheels, wheel-end attachments, aluminum structural components, powertrain and brake components produced in North America are directly affected by the overall level of passenger car, light truck and commercial highway vehicle production of North American OEMs, while sales of its wheels and automotive castings in Europe are directly affected by the overall vehicle production in Europe. The North American and European automotive industries are sensitive to the overall strength of their respective economies.

      The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily manufacture and distribute fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car and light vehicle markets. The Components segment includes results from the Company’s operations that primarily manufacture and distribute suspension, brake and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily manufacture and distribute wheel and brake products for commercial highway and aftermarket customers in North America. The Other segment also includes financial results related to the corporate office and elimination of certain intercompany activities.

     Net Sales

	As Restated

	2001	2000	% Change

	(millions)
Automotive Wheels	$320.4	$362.9	(11.7)%
Components	176.9	179.8	(1.6)
Other	43.6	50.9	(14.3)

Total	$540.9	$593.6	(8.9)

      The Company’s net sales for the first quarter of fiscal 2001 were $540.9 million, a decrease of 8.9% as compared to net sales of $593.6 million for the first quarter of fiscal 2000. This decrease is primarily due to the impact of lower light vehicle and heavy-duty vehicle production levels in North America and the build-out and completion of certain original equipment manufacturer (“OEM”) platforms at the Company’s North American operations.

      Net sales from the Company’s Automotive Wheels segment decreased 11.7% from $362.9 million in the first three months of fiscal 2000 to $320.4 million in the first three months of fiscal 2001. This was primarily due to a $50.1 million reduction in sales from the Company’s North American operations arising from lower OEM production levels and lower market share in 2001 compared to 2000. This decrease was partially offset by an increase of $9.7 million in sales from the Company’s foreign operations primarily due to increasing penetration rates of aluminum wheels in the European light vehicle market. The increase in sales from the Company’s foreign operations is net of the impact of the approximately 7% decrease in value of European currencies relative to the U.S. dollar between the first quarter of 2000 and 2001.

      Components net sales decreased 1.6% from $179.8 million in the three months ending April 30, 2000 to $176.9 million in the same period in 2001. Lower OEM production levels and the build-out and completion of certain customer platforms reduced net sales from the Company’s North American operations by $17.9 million from the three months ending April 30, 2000 to the same period in 2001. This decrease was partially offset by a $15.0 million increase in net sales arising from the acquisition of Schenk in Maulbronn, Germany on September 2, 2000 and higher net sales from the Company’s MGG operations in Europe.

      Other net sales decreased 14.3% from $50.9 million in the three months ending April 30, 2000 to $43.6 million in the same period in 2001. This decrease is primarily due to the significant decrease in heavy duty Class 8 truck and trailer production in North America between those time periods.

     Gross Profit

      The Company’s gross profit margin for the first quarter of fiscal 2001 decreased to $57.6 million or 10.7% of net sales as compared to $94.3 million or 15.9% of net sales for the first quarter of fiscal 2000.

      The Company’s gross profit from Automotive Wheels decreased $25.8 million from first quarter of fiscal 2000 to the same period in fiscal 2001. Gross profit from the Company’s North American operations decreased $28.8 million from the three months ended April 30, 2000 compared to the same period in 2001. This decrease is primarily due to recurring manufacturing difficulties at the Company’s Somerset, Kentucky facility and lower operating performance at various facilities in North America, which reduced gross profit by approximately $9.4 million and $11.7 million, respectively. Lower OEM production requirements in North America reduced gross profit by approximately $7.6 million. The decrease in gross profit from the Company’s North American operations was partially offset by a $4.0 million increase in gross profit primarily due to improved operating performance at various foreign operations.

      Gross profit from Components decreased $8.0 million from the first quarter of fiscal 2000 to the same period in fiscal 2001. This decrease is primarily due to lower operating performance, lower OEM production requirements and the inefficiencies arising from lower production.

      Other gross profit decreased $2.9 million from the first quarter of fiscal 2000 to the same period in fiscal 2001. This decrease is primarily due to lower sales in the commercial highway market.

     Marketing, General and Administrative

      Marketing, general and administrative expenses increased to $26.2 million or 4.8% of net sales for the first quarter of fiscal 2001 from $24.8 million or 4.2% of net sales for the first quarter of fiscal 2000. The increase as a percent of net sales principally reflects lower sales volumes in the first quarter of fiscal 2001 compared to the same period in fiscal 2000.

     Engineering and Product Development

      Engineering and product development expenses decreased 4.8% from $6.2 million or 1.0% of net sales in the first quarter of fiscal 2000 to $5.9 million or 1.1% of net sales for the first quarter of fiscal 2001.

     Equity in Losses (Earnings) of Joint Ventures

      Equity in losses (earnings) of joint ventures decreased $1.5 million to $0.4 million of losses for the first quarter of fiscal 2001 as compared to $1.1 million of earnings for the same period in fiscal 2000. This decrease reflects market conditions impacting the Company’s Mexico joint venture and reduced sales volume and profit associated with the Company’s interest in Reynolds-Lemmerz Industries, Canada.

     Asset Impairments and Other Restructuring Charges

      See Part I, Item 1, Notes to Consolidated Financial Statements, Note (2) “Restatement of Consolidated Financial Statements” included herein for a discussion of certain asset impairments and other restructuring charges.

     Interest Expense, net

      Interest expense was $44.2 million for the first quarter of fiscal 2001 compared to $38.8 million for the first quarter of fiscal 2000. This increase reflects higher outstanding borrowings and increased interest rates.

Liquidity and Capital Resources

     Chapter 11 Filings

      As described under Part I, Item 1-Note (11) “Subsequent Events” herein, the Company and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The matters described under this caption “Liquidity and Capital Resources”, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filings. Those proceedings will involve, or result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

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

     Credit Agreement

      On February 3, 1999, the Company entered into a third amended and restated credit agreement (“the Credit Agreement”). Pursuant to the Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. The Company and all of its existing and future material domestic subsidiaries guarantee such term loan and revolving credit facilities. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of the Company’s existing and future foreign subsidiaries. As of April 30, 2001 there was $362.3 million outstanding under the term loan facilities that represents the total amount available under the facility.

      At April 30, 2001, there was $398.6 million outstanding under the revolving credit facility and $240.2 million available. As a result of the Debtors’ Chapter 11 Filings, all additional availability under the Credit Agreement has been terminated, although letters of credit amounting to approximately $11.0 million remain outstanding.

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

      The 11 7/8% Notes rank equally to all other existing and future senior debt but are effectively subordinated to the borrowings under the Credit Agreement to the extent of collateral securing the Credit Agreement. The 11 7/8% Notes are effectively subordinated to all liabilities (including trade and intercompany obligations) of the Company’s subsidiaries which are not guarantors of the Credit Agreement and the 2001 Term Loan. The indenture governing the 11 7/8% Notes provide for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The indenture also provides that a holder of the 11 7/8% Notes may, under certain circumstances, have the right to require that the Company repurchase such holder’s 11 7/8% Notes upon a change of control of the Company. The 11 7/8% Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally by the Company’s material domestic subsidiaries.

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

      The Credit Agreement, as amended, contains certain financial covenants regarding interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations. If compliance with these covenants were calculated using the Company’s restated financial results for the first quarter of fiscal 2001, certain of these covenants as of April 30, 2001 would have been violated.

      All amounts outstanding with respect to the Credit Agreement and the aforementioned notes are classified as a current liability in the consolidated financial statements as of April 30, 2001 included herein. As more fully discussed above, certain portions of the amounts outstanding at April 30, 2001 under the Credit Agreement and the previous senior unsecured subordinated debentures were refinanced in the second quarter of fiscal 2001 with the proceeds of the 11 7/8% Notes and the B Term Loan. The amounts outstanding with respect to the 11 7/8% Notes and the B Term Loan will be classified as a current liability upon their issuance.

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

      The Company received cash in the amount of $26.4 million and $9.7 million during fiscal years 2000 and 1999, respectively, in connection with the early termination of various cross-currency interest rate swap agreements. These proceeds reduced the receivable recorded by the Company at the time of the early termination resulting from accounting for mark-to-market adjustments during the term of the agreement. There were no terminations of cross-currency interest rate swap agreements during the quarters ended April 30, 2001 and 2000, respectively.

     Cash Flows

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

     Foreign Exchange

      The Company has global operations and thus makes investments and enters into transactions in various foreign currencies. In order to minimize the risks associated with global diversification, the Company first seeks to internally net foreign exchange exposures, and uses derivative financial instruments to hedge any remaining net exposure. The Company uses forward foreign currency exchange contracts on a limited basis to reduce the earnings and cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled. In addition, the Company has entered into seven cross currency interest rate swaps to hedge a portion of its investments in Europe. The currency effects of these swaps, net of tax, are reflected in the cumulative translation adjustments component of other accumulated comprehensive income, where they offset the gain or loss associated with the investments in Europe. In addition, the Company has designated a term loan, totaling 146.5 million Deutschemarks, as a hedge of foreign currency exposure of its net investment in its German operations.

     Commodities

      The Company relies upon the supply of certain raw materials in its production process and has entered into firm purchase commitments for aluminum and steel. The Company manages the exposures associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company may use forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding. The Company had no forward contracts during the quarters ended April 30, 2001 and 2000.

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

      The value of the Company’s consolidated assets and liabilities located outside the United States (which are translated at period end exchange rates) and income and expenses (which are translated using average rates prevailing during the period) have been affected by the translation values, particularly the Euro (as defined under “Euro Conversion”) and the Brazilian Real. Such translation adjustments are reported as a separate component of stockholders’ equity. Foreign exchange rate fluctuations could have an increased impact on the Company’s reported results of operations. However, due to the self-sustaining nature of the Company’s foreign operations (which maintain their own credit facilities, enter into borrowings and swap agreements and incur costs in their respective local currencies), the Company believes it can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, the Company has entered into certain foreign cross-currency interest rate swap arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      For the period ended April 30, 2001, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2001.

PART II. OTHER INFORMATION

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

/s/ KENNETH A. HILTZ

Kenneth A. Hiltz
Chief Financial Officer

/s/ HERBERT S. COHEN

Herbert S. Cohen
Chief Accounting Officer

February 19, 2002