Form 10-Q
period 2001-07-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2002-03-25
CIK 893670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

     The number of shares of common stock outstanding as of March 20, 2002 was 28,455,495 shares.

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

      EXCEPT AS SPECIFICALLY STATED OTHERWISE IN THIS FORM 10-Q, THE INFORMATION CONTAINED IN THE 10-Q HAS NOT BEEN UPDATED TO REFLECT THE MATTERS SET FORTH IN NOTE 12, “SUBSEQUENT EVENTS” BELOW.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations
(Millions of dollars, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,

		(As Restated)		(As Restated)
	2001	2000	2001	2000

Net sales	$518.5	$540.3	$1,059.5	$1,134.0
Cost of goods sold	484.9	467.6	968.2	970.8

Gross profit	33.6	72.7	91.3	163.2
Marketing, general and administration	25.9	21.8	52.2	46.6
Engineering and product development	5.7	3.2	11.6	9.4
Amortization of intangibles	6.6	6.9	13.3	13.9
Equity in losses (earnings) of joint ventures	0.2	0.6	0.5	(0.5)
Asset impairments and other restructuring charges	7.0	3.9	38.0	4.4
Loss on investment in joint venture	3.8	—	3.8	—
Other (income) expense, net	1.4	4.2	1.3	(2.0)

Earnings (loss) from operations	(17.0)	32.1	(29.4)	91.4
Interest expense, net	48.8	40.0	92.9	78.8

Earnings (loss) before taxes on income, minority interest and extraordinary gain	(65.8)	(7.9)	(122.3)	12.6
Income tax (benefit) provision	4.1	(2.9)	10.4	4.4

Earnings (loss) before minority interest and extraordinary gain	(69.9)	(5.0)	(132.7)	8.2
Minority interest	1.0	0.5	1.8	1.4

Earnings (loss) before extraordinary gain	(70.9)	(5.5)	(134.5)	6.8
Extraordinary gain, net of tax	2.7	—	2.7	—

Net income (loss)	$(68.2)	$(5.5)	$(131.8)	$6.8

Basic net income (loss) per share:
Income (loss) before extraordinary gain	$(2.49)	$(0.18)	$(4.73)	$0.22
Extraordinary gain, net of tax	0.09	—	0.09	—

Basic net income (loss) per share	$(2.40)	$(0.18)	$(4.64)	$0.22

Diluted net income (loss) per share
Income (loss) before extraordinary gain	$(2.49)	$(0.18)	$(4.73)	$0.22
Extraordinary gain, net of tax	0.09	—	0.09	—

Diluted net income (loss) per share	$(2.40)	$(0.18)	$(4.64)	$0.22

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Millions of dollars, except share amounts)

		(As Restated)
	July 31,	July 31,	January 31,
	2001	2000	2001

	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45.4	$16.6	$—
Receivables	315.3	192.9	248.8
Inventories	207.0	228.0	217.3
Prepaid expenses and other	36.9	44.1	38.7

Total current assets	604.6	481.6	504.8
Net property, plant and equipment	1,039.1	1,179.4	1,104.8
Goodwill and other assets	961.0	1,043.8	994.3

Total assets	$2,604.7	$2,704.8	$2,603.9

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Bank borrowings	$74.0	$77.8	$79.6
Current portion of long-term debt	1,858.5	70.0	1,613.7
Accounts payable and accrued liabilities	463.2	471.9	491.6

Total current liabilities	2,395.7	619.7	2,184.9
Long-term debt, net of current portion	53.4	1,539.3	94.6
Pension and other long-term liabilities	319.4	337.4	335.6
Minority interest	11.9	8.0	10.6

Total liabilities	2,780.4	2,504.4	2,625.7
Commitments and Contingencies
Common stock subject to put agreement	—	8.5	—
Stockholders’ equity (deficit):
Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, par value $0.01 per share:
Voting — authorized 99,000,000 shares; 27,709,919, 27,707,019, and 27,707,919 shares issued; 25,806,469, 27,707,919, and 25,806,469 shares outstanding	0.3	0.3	0.3
Nonvoting — authorized 5,000,000 shares; issued and outstanding, 2,649,026 shares	—	—	—
Additional paid in capital	235.1	231.4	235.1
Common stock in treasury at cost, 1,901,450 shares	(25.7)	—	(25.7)
Retained earnings (accumulated deficit)	(277.5)	47.3	(145.7)
Accumulated other comprehensive loss	(107.9)	(87.1)	(85.8)

Total stockholders’ equity (deficit)	(175.7)	191.9	(21.8)

Total liabilities and stockholders’ equity	$2,604.7	$2,704.8	$2,603.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Millions of dollars)
(Unaudited)

	Six Months Ended
	July 31,

		(As Restated)
	2001	2000

Cash flows from operating activities:
Net income (loss)	$(131.8)	$6.8
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and tooling amortization	61.2	59.0
Amortization of intangibles	13.3	13.9
Amortization of deferred financing fees	3.8	3.2
Increase in deferred taxes	6.0	8.6
Asset impairments and other restructuring charges	38.0	4.4
Loss on investment in joint venture	3.8	—
Minority interest	1.8	1.4
Equity in losses (earnings) of joint ventures	0.5	(0.5)
Extraordinary gain	(4.2)	—
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(9.4)	7.5
Inventories	2.7	(37.7)
Prepaid expenses and other	1.2	(3.4)
Accounts payable and accrued liabilities	(1.2)	(119.4)
Other long-term liabilities	(9.0)	(10.9)

Cash used for operating activities	(23.3)	(67.1)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(68.4)	(93.0)
Tooling expenditures	(8.3)	(2.8)
Increased investment in majority-owned subsidiary	—	(7.2)
Proceeds from termination of cross-currency swap agreements	14.6	15.9
Other, net	(12.9)	4.1

Cash used in investing activities	(75.0)	(83.0)

Cash flows from financing activities:
Increase in bank borrowings and revolving facility	192.8	167.4
Proceeds from refinancing, net of related fees	435.4	—
Repayment of bank borrowings and revolving facility from refinancing	(371.3)	—
Repayment of long-term debt from refinancing	(36.6)	—
Payments on accounts receivable securitization	(71.6)	(25.0)
Fees to amend Credit Agreement	(2.7)	—

Cash provided by financing activities	146.0	142.4

Effect of exchange rate changes on cash and cash equivalents	(2.3)	(1.6)

Increase (decrease) in cash and cash equivalents	45.4	(9.3)
Cash and cash equivalents at beginning of year	—	25.9

Cash and cash equivalents at end of period	$45.4	$16.6

Supplemental data:
Cash paid for interest	$84.0	$86.2
Cash paid for income taxes	$4.4	$5.5

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Six Months Ended July 31, 2001 and 2000
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

Basis of Presentation

      The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company’s recent history of significant losses, deficit in stockholders’ equity and issues related to compliance with debt covenants raise substantial doubt about the Company’s ability to continue as a going concern. As is more fully discussed in Note 12, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in December 2001. Continuing as a going concern is dependent upon, among other things, the Company’s formulation of a plan of reorganization that is confirmed by the Bankruptcy Court, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations.

      The Company’s unaudited interim consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2002.

      Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Restatement of Consolidated Financial Statements

      On February 19, 2002, the Company issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods (the “10-K/A”), and for the fiscal quarter ended April 30, 2001 (the “10-Q/A”). The restatement was the result of failure by the Company to properly apply certain accounting standards generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified.

      The Company has been advised that the Securities and Exchange Commission (“SEC”) is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of such an investigation.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(2) Restatement of Consolidated Financial Statements — (Continued)

      The primary categories of restatement adjustments are discussed more fully in the Company’s Annual Report on Form 10-K/A and the notes to the consolidated financial statements included therein. Following are the primary categories of restatement adjustments to the Company’s previously reported financial results for the three month and six month periods ended July 31, 2000 ($ in millions):

	Quarter Ended	Six Months Ended
	July 31, 2000	July 31, 2000

Adjustments (increasing) decreasing net income:
Deferred operating expenditures	$4.4	$6.9
Unrecorded trade payables and claims	3.7	4.5
Acquisition accounting	6.5	10.2
Customer credits and other	3.2	4.4
Asset impairment losses	2.1	2.1

Total adjustment to pre-tax income	19.9	28.1
Income taxes	(7.9)	(12.7)

Total adjustment to net income	12.0	15.4
Adjustments (increasing) decreasing stockholders’ equity
Tax effect of net investment hedges	8.6	10.3
Other	(0.2)	0.5

Total decrease in stockholders’ equity	$20.4	$26.2

      The restatement adjustments to the consolidated balance sheet as of July 31, 2000 reflected in the table below include the cumulative effect of the restatement adjustments for fiscal 1999 through July 31, 2000.

      For purposes of these consolidated financial statements, certain reclassifications have been made to conform presentation as follows:

•	The common stock subject to put agreement was reclassified from additional paid in capital at July 31, 2000 as previously reported.

•	Certain non-current deferred income tax assets and liabilities as previously reported at July 31, 2000 were reclassified either as part of the previously reported amounts or as restatement adjustments.

      These reclassifications, which did not affect previously reported net income (loss), have been made to the consolidated financial statements and are included in the accompanying tables.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(2) Restatement of Consolidated Financial Statements — (Continued)

Consolidated Statement of Operations

(Millions of dollars, except per share amounts)

	Quarter Ended July 31, 2000

	As Previously		As
	Reported	Restatements	Restated

Net sales	$542.8	$(2.5)	$540.3
Cost of goods sold	458.4	9.2	467.6

Gross profit	84.4	(11.7)	72.7
Marketing, general and administration	24.0	(2.2)	21.8
Engineering and product development	3.2	—	3.2
Amortization of intangible assets	7.1	(0.2)	6.9
Equity in losses of joint ventures	0.6	—	0.6
Asset impairments and other restructuring charges	—	3.9	3.9
Other (income) expense, net	(2.5)	6.7	4.2

Earnings from operations	52.0	(19.9)	32.1
Interest expense, net	40.0	—	40.0

Earnings (loss) before taxes on income and minority interest	12.0	(19.9)	(7.9)
Income tax (benefit) provision	5.0	(7.9)	(2.9)

Earnings (loss) before minority interest	7.0	(12.0)	(5.0)
Minority interest	0.5	—	0.5

Net income (loss)	$6.5	$(12.0)	$(5.5)

Basic net income (loss) per share	$0.21	$(0.39)	$(0.18)

Diluted net income (loss) per share	$0.21	$(0.39)	$(0.18)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(2) Restatement of Consolidated Financial Statements — (Continued)

Consolidated Statement of Operations

(Millions of dollars, except per share amounts)

	Six Months Ended July 31, 2000

	As Previously		As
	Reported	Restatements	Restated

Net sales	$1,137.6	$(3.6)	$1,134.0
Cost of goods sold	951.3	19.5	970.8

Gross profit	186.3	(23.1)	163.2
Marketing, general and administration	48.5	(1.9)	46.6
Engineering and product development	9.4	—	9.4
Amortization of intangible assets	14.3	(0.4)	13.9
Equity in earnings of joint ventures	(0.5)	—	(0.5)
Asset impairments and other restructuring charges	—	4.4	4.4
Other (income) expense, net	(4.9)	2.9	(2.0)

Earnings from operations	119.5	(28.1)	91.4
Interest expense, net	78.8	—	78.8

Earnings before taxes on income and minority interest	40.7	(28.1)	12.6
Income tax provision	17.1	(12.7)	4.4

Earnings before minority interest	23.6	(15.4)	8.2
Minority interest	1.4	—	1.4

Net income	$22.2	$(15.4)	$6.8

Basic net income per share	$0.73	$(0.51)	$0.22

Diluted net income per share	$0.73	$(0.51)	$0.22

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(2) Restatement of Consolidated Financial Statements — (Continued)

Consolidated Balance Sheet

(Millions of dollars, except share amounts)

	As of July 31, 2000

	As
	Previously		As
	Reported	Restatements	Restated

Assets
Current assets:
Cash and cash equivalents	$16.6	$—	$16.6
Receivables	203.8	(10.9)	192.9
Inventories	211.4	16.6	228.0
Deferred tax assets	—	32.2	32.2
Prepaid expenses and other	14.1	(2.2)	11.9

Total current assets	445.9	35.7	481.6
Property, plant and equipment, net	1,187.4	(8.0)	1,179.4
Deferred tax assets	97.1	(69.7)	27.4
Goodwill and other assets	1,086.7	(70.3)	1,016.4

Total assets	$2,817.1	$(112.3)	$2,704.8

Liabilities and Stockholders’ Equity
Current liabilities:
Bank borrowings	$77.8	$—	$77.8
Current portion of long-term debt	70.0	—	70.0
Accounts payable and accrued liabilities	469.0	2.9	471.9

Total current liabilities	616.8	2.9	619.7
Long-term debt, net of current portion	1,539.3	—	1,539.3
Deferred tax liabilities	115.0	(44.9)	70.1
Pension and other long-term liabilities	288.9	(21.6)	267.3
Minority interest	8.0	—	8.0

Total liabilities	2,568.0	(63.6)	2,504.4
Commitments and contingencies
Common stock subject to put agreement	8.5	—	8.5
Stockholders’ equity:
Preferred stock	—	—	—
Common stock:
Voting	0.3	—	0.3
Nonvoting	—	—	—
Additional paid in capital	231.4	—	231.4
Retained earnings	80.3	(33.0)	47.3
Accumulated other comprehensive loss	(71.4)	(15.7)	(87.1)

Total stockholders’ equity	240.6	(48.7)	191.9

Total liabilities and stockholders’ equity	$2,817.1	$(112.3)	$2,704.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
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

      In connection with the repurchase of the senior subordinated notes at a discount, the Company recorded an extraordinary gain of $10.6 million in the second quarter of fiscal 2001. This gain was offset by $0.9 million of unamortized deferred financing costs written off as a result of the repurchase. Further, in connection with the B Term refinancing and permanent reduction of the Credit Agreement, the Company recorded an extraordinary loss of $5.5 million for the write-off of unamortized deferred financing costs associated with the Credit Agreement. These extraordinary items are reflected net of tax of $1.5 million on the accompanying consolidated statement of operations. As a result, the deferred tax asset valuation allowance was reduced by a corresponding amount with the benefit included in Income tax provision on the consolidated statement of operations included herein.

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

Six Months Ended July 31, 2001 and 2000
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

      Pursuant to an Exchange Offer Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to use its best efforts to file and have declared effective an Exchange Offer Registration Statement with respect to an offer to exchange the 11 7/8% Notes for other notes of the Company with terms substantially identical to the 11 7/8% Notes. The Company also agreed to consummate such exchange offer on or prior to December 19, 2001. As a result of the Chapter 11 Filings by the Company on December 5, 2001 as discussed in Note 12, such registration has not occurred.

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

      The Credit Agreement, as amended, contains certain financial covenants regarding interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations. For purposes of these consolidated financial statements, all amounts outstanding with respect to the Credit Agreement, the senior subordinated notes, and the 11 7/8% Notes outstanding at July 31, 2001 are classified as a current liability as of July 31, 2001.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(3) Bank Borrowings and Long-Term Debt — (Continued)

Trade Securitization Agreement

      In July 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and continued to sell on an ongoing basis, a portion of their accounts receivables to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and continued to transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and continued to sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company had collection and administrative responsibilities with respect to all the receivables that were sold. There were no receivables sold as of July 31, 2001.

      This trade securitization agreement expired on May 1, 2001. From that time up to July 31, 2001, the Company financed the amount of receivables previously sold under the securitization agreement with its revolving credit facility. The impact of the discontinued securitization program had an adverse impact on liquidity of approximately $71.6 million for the six month period ended July 31, 2001.

(4) Derivative Financial Instruments

      On February 1, 2001, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” The adoption of these standards did not have a material impact on the Company’s financial position or results of operations.

      The Company has significant investments in foreign subsidiaries. The majority of these investments are in Europe wherein the Euro is the functional currency. As a result, the Company is exposed to fluctuations in exchange rates between the Euro and the U.S. Dollar. To reduce this exposure, the Company has entered into cross-currency interest rate swap agreements. At July 31, 2001 and January 31, 2001, the Company held $100 million and $281 million, respectively, notional amount of cross-currency interest rate swaps which are recorded in the accompanying consolidated balance sheets at fair value. At July 31, 2001 and January 31, 2001, the Company had recorded an unrealized gain of approximately $1.1 million and an unrealized loss of approximately $0.4 million, respectively. The fair value of the Company’s cross-currency interest rate swaps is the estimated amount the Company would receive or pay to terminate the agreement based on third party market quotes. The Company has designated these swap agreements as hedges of the foreign currency exposure of its net investment in foreign operations. In addition, the Company has designated a term loan, totaling 59.7 million Deutschemarks, as a hedge of foreign currency exposure of its net investment in its German operation.

      The Company records the gain or loss on the derivative financial instruments designated as hedges of the foreign currency exposure of its net investment in foreign operations as currency translation adjustments in Accumulated Other Comprehensive Loss to the extent the hedges are effective. The gain or loss on the hedging instruments offset the change in currency translation adjustments resulting from translating the foreign operations’ financial statements from their respective functional currency to the Dollar. In the second quarter of fiscal 2001, the Company recorded a gain of $2.1 million on the instruments designated as hedges in Accumulated Other Comprehensive Loss. The tax effect of this gain was offset by a reversal of the deferred

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(4) Derivative Financial Instruments — (Continued)

tax asset valuation allowance such that there was no net tax effect in the quarter ended July 31, 2001. As these derivative financial instruments were accounted for as qualifying hedges prior to adoption of SFAS No. 133, no transition adjustment was recorded at the date of adoption.

(5) Inventories

      The major classes of inventory are as follows:

	July 31,	January 31,
	2001	2001

Raw materials	$46.9	$49.7
Work-in-process	53.2	60.1
Finished goods	71.5	72.4
Spare parts and supplies	35.4	35.1

Total	$207.0	$217.3

(6) Property, Plant and Equipment

      The major classes of property, plant and equipment are as follows:

	July 31,	January 31,
	2001	2001

Land	$30.4	$31.2
Buildings	234.5	248.7
Machinery and equipment	1,119.8	1,134.9

	1,384.7	1,414.8
Accumulated depreciation	(345.6)	(310.0)

Net property, plant and equipment	$1,039.1	$1,104.8

(7) Asset Impairments and Other Charges

      During the first quarter of fiscal 2001, the Company recognized asset impairment losses of $28.5 million related to the Company’s Petersburg, Michigan facility and $2.5 million related to the abandonment of plans to continue to invest in the start-up of certain single-purpose equipment at another facility. In June 2001, the Company committed to a plan to close the Petersburg facility, and accordingly recorded a related charge of $0.6 million. During the second quarter of fiscal 2001, the Company recognized an impairment loss of $6.4 million related principally to a change in management’s plan for future use of idled machinery and equipment in the Automotive Wheel segment, and to investments in machinery, equipment, and tooling at its Somerset, Kentucky facility. The Company also recorded a $3.8 million loss on its investment in a Mexican joint venture, which had incurred and expects to continue to incur significant operating losses.

(8) Earnings Per Share

      Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(8) Earnings Per Share — (Continued)

income (loss) by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants.

      Shares outstanding for the three months and six months ended July 31, 2001 and 2000, were as follows (in thousands):

	Three Months		Six Months
	Ended		Ended

	2001	2000	2001	2000

Weighted average shares outstanding	28,455	30,357	28,455	30,357
Dilutive effect of options and warrants	—	89	—	218

Diluted shares outstanding	28,455	30,446	28,455	30,575

      For the three month and six month periods ending July 31, 2001, all options and warrants were excluded from the calculation of diluted earnings (loss) per share as the effect was anti-dilutive due to the net loss reflected for such periods.

(9) Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.

      The components of comprehensive income (loss) for the six months ended July 31, 2001 and 2000 are as follows:

	2001	2000

Net income (loss)	$(131.8)	$6.8
Cumulative translation adjustments	(22.1)	(5.6)

Total comprehensive income (loss)	$(153.9)	$1.2

(10) Contingencies

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

      Certain operating leases covering leased assets with an original cost of approximately $68.0 million, contain provisions which, if certain events occur or conditions are met, including termination of the lease, might require the Company to purchase or re-sell the leased assets within a specified period of time, generally one year, based on amounts specified in the lease agreements. On July 18, 2001, the Company received notification of termination from a lessor with respect to leased assets having approximately $25.0 million of

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(10) Contingencies — (Continued)

original cost (which termination was not to be effective for one year). The Company has not agreed with the lessor that a termination has occurred at the time of the notice and has continued to use the leased assets.

(11) Segment Reporting

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

      The following table represents revenues and other financial information by business segment for the six months ended July 31:

	Revenue		Net income (loss)		Total Assets

		(As Restated)		(As Restated)		(As Restated)
	2001	2000	2001	2000	2001	2000

Automotive wheels	$636.8	$699.8	$(38.7)	$9.3	$1,286.0	$1,438.0
Cast components	339.9	342.3	(10.8)	(4.3)	897.2	951.3
Other	82.8	91.9	(82.3)	1.8	421.5	315.5

Total	$1,059.5	$1,134.0	$(131.8)	$6.8	$2,604.7	$2,704.8

(12) Subsequent Events

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

      During the pendancy of these Filings, the Debtors remain in possession of their properties and assets and management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court, after notice and the opportunity for a hearing.

      Shortly after the commencement of the Chapter 11 Filings, on December 21, 2001, the Bankruptcy Court granted interim approval for the Debtors to obtain $45 million in debtor-in-possession financing (the “DIP facility”). Subsequently, on January 28, 2002, the Bankruptcy Court granted final approval of a $200 million DIP facility for the Debtors. The amounts that the Company is able to borrow under the DIP facility are determined by a borrowing base formula based on certain eligible assets of the Company. As of March 21, 2002, the Company had $14.0 million in cash borrowings and had issued $4.7 million in letters of credit pursuant to this financing. The amount available under the DIP facility as of March 21, 2002, after taking into account the aforementioned borrowings and letters of credit, was $87.9 million.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(12) Subsequent Events — (Continued)

      The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition liabilities, such as employee wages, benefits, and certain customer, vendor and freight program related payments. In addition, the Bankruptcy Court authorized the Debtors to continue and maintain the majority of their employee benefit programs. Pension and savings plan funds are in trusts and protected under federal regulations. All required contributions are current in the respective plans. The Debtors have received Bankruptcy Court approval for the retention of legal, financial and management consulting professionals, and from time to time may seek Bankruptcy Court approval for the retention of additional financial and management consulting professionals, to advise the Debtors in the bankruptcy proceedings and the restructuring of its businesses.

      Pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness and virtually all litigation against the Debtors that was, or could have been, brought prior to the commencement of the Chapter 11 Filings are stayed, and other contractual obligations of the Debtors may not be enforced against them. In addition, under Section 365 of the Bankruptcy Code, subject to the approval of the Bankruptcy Court, the Debtors may assume or reject executory contracts and unexpired leases. Parties affected by any such rejections may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. Proof of claims for damages resulting from the rejection of executory contracts or unexpired leases generally must be filed with the Bankruptcy Court by the later of (a) the general claims bar date established by the Bankruptcy Court (which was not established as of the date of this filing), or (b) the date that is thirty days after entry of order approving the rejection. As of the date of this filing, the Debtors had not yet completed their review of all contracts and leases for assumption or rejection, but ultimately will assume or reject all such contracts and leases. The Debtors cannot presently determine or reasonably predict the ultimate liability that may result from rejecting such contracts or leases or from the filing of rejection damage claims, but such rejections could result in additional liabilities subject to compromise.

      All liabilities subject to compromise are subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Under a confirmed plan of reorganization, most all unsecured pre-petition claims may be paid at amounts substantially less than their allowed amounts. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate resolution with respect to allowed claims is not presently ascertainable.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(12) Subsequent Events — (Continued)

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

      Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, when the Company will file a plan or plans of reorganization with the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery, if any, to shareholders will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings, and the value of the equity represented by that stock could be substantially diluted or canceled.

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

Facility Closures

      In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. The Company will record asset impairment losses with respect to this facility of $6.3 million in the fourth quarter of fiscal 2001. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company will record an estimated restructuring charge of $4.4 million in the first quarter of fiscal 2002. This charge relates to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date, and is expected to be paid during fiscal 2002 and 2003.

Other Subsequent Events

      Other events occurring subsequent to July 31, 2001 regarding a new management team, the market for the Company’s common stock, facility closures, a reduction of the Company’s North American salaried

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(12) Subsequent Events — (Continued)

workforce, sale of non-core businesses, and legal proceedings are more fully discussed in the Company’s Annual Report on Form 10-K/ A, and the notes to the consolidated financial statements contained therein.

(13) Guarantor and Non-Guarantor Financial Statements

      As of July 31, 2001, the senior subordinated notes and senior notes are guaranteed by certain of the Company’s domestic subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the senior subordinated notes and senior notes. In the third quarter of fiscal 2001, amendments were entered into by the Company and holders of the Company’s 8 1/4% and 9 1/8% Senior Subordinated Notes (the “8 1/4% Notes” and the “9 1/8% Notes”). Such amendments conformed the lists of guarantor subsidiaries of the respective senior subordinated notes to that list of subsidiaries guaranteeing the 11 7/8% Notes (the “Conformed Guarantor Subsidiaries”). The list of guarantor subsidiaries of the Company’s 11% Senior Subordinated Notes (the “11% Notes”) was not conformed.

      The condensed consolidating financial information as of and for the six months ended July 31, 2001 for those guarantor subsidiaries of the 11% Notes (the “Guarantor Subsidiaries”) has been presented separately below as the 11% Notes are not guaranteed by the Conformed Guarantor Subsidiaries. Collectively, the Guarantor Subsidiaries and the Conformed Guarantor Subsidiaries guarantee the 8 1/4% Notes, the 9 1/8% Notes, and the 11 7/8% Notes.

      As of July 31, 2000, the 8 1/4% Notes, the 9 1/8% Notes, and the 11% Notes were guaranteed by the Guarantor Subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries did not guarantee these notes.

      The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of July 31, 2001 and January 31, 2001, and for the six month periods ended July 31, 2001 and 2000, of (a) Hayes Lemmerz International, Inc., the parent, (b) the guarantor subsidiaries (as defined), (c) the non-guarantor subsidiaries (as defined), and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with guarantor and non-guarantor subsidiaries.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(13) Guarantor and Non-Guarantor Financial Statements — (Continued)

Condensed Consolidating Statements of Operations

For the Six Months Ended July 31, 2001

			Conformed
		Guarantor	Guarantor	Non-guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$135.0	$252.4	$251.7	$425.6	$(5.2)	$1,059.5
Cost of goods sold	124.5	232.0	264.5	352.4	(5.2)	968.2

Gross profit	10.5	20.4	(12.8)	73.2	—	91.3
Marketing, general and administration	8.3	12.6	10.0	21.3	—	52.2
Engineering and product development	1.7	3.7	1.6	4.6	—	11.6
Amortization of intangibles	0.5	3.9	5.4	3.5	—	13.3
Equity in (earnings) loss of subsidiaries and joint ventures	91.8	31.0	0.8	(0.1)	(123.0)	0.5
Asset impairments and other restructuring charges	4.7	—	33.3	—	—	38.0
Loss on investment in joint venture	3.8	—	—	—	—	3.8
Other (income) expense, net	1.1	—	(0.1)	0.3		1.3

Earnings (loss) from operations	(101.4)	(30.8)	(63.8)	43.6	123.0	(29.4)
Interest expense, net	34.3	21.9	19.7	17.0	—	92.9

Earnings (loss) before taxes on income, minority interest, and extraordinary gain	(135.7)	(52.7)	(83.5)	26.6	123.0	(122.3)
Income tax (benefit) provision	(1.2)	0.3	0.5	10.8	—	10.4

Earnings (loss) before minority interest and extraordinary gain	(134.5)	(53.0)	(84.0)	15.8	123.0	(132.7)
Minority interest	—	—	—	1.8	—	1.8

Earnings (loss) before extraordinary gain	(134.5)	(53.0)	(84.0)	14.0	123.0	(134.5)
Extraordinary gain, net of tax	2.7	—	—	—	—	2.7

Net income (loss)	$(131.8)	$(53.0)	$(84.0)	$14.0	$123.0	$(131.8)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(13) Guarantor and Non-Guarantor Financial Statements — (Continued)

Condensed Consolidating Statements of Operations

For the Six Months Ended July 31, 2000, As Restated

		Guarantor	Non-guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$156.5	$319.5	$667.1	$(9.1)	$1,134.0
Cost of goods sold	130.4	274.2	575.3	(9.1)	970.8

Gross profit	26.1	45.3	91.8	—	163.2
Marketing, general and administration	3.3	11.4	31.9	—	46.6
Engineering and product development	0.9	3.7	4.8	—	9.4
Amortization of intangibles	0.5	3.9	9.5	—	13.9
Equity in (earnings) loss of subsidiaries and joint ventures	(2.4)	7.2	(0.2)	(5.1)	(0.5)
Asset impairments and other restructuring charges	2.1	—	2.3	—	4.4
Other (income) expense, net	(0.2)	—	(1.8)	—	(2.0)

Earnings (loss) from operations	21.9	19.1	45.3	5.1	91.4
Interest expense, net	12.5	28.5	37.8	—	78.8

Earnings (loss) before taxes on income and minority interest	9.4	(9.4)	7.5	5.1	12.6
Income tax (benefit) provision	2.6	(0.8)	2.6	—	4.4

Earnings (loss) before minority interest	6.8	(8.6)	4.9	5.1	8.2
Minority interest	—	—	1.4	—	1.4

Net income (loss)	$6.8	$(8.6)	$3.5	$5.1	$6.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(13) Guarantor and Non-Guarantor Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

As of July 31, 2001

			Conformed	Non-
		Guarantor	Guarantor	guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$13.8	$(0.7)	$1.0	$31.3	$—	$45.4
Receivables	15.0	49.8	84.5	166.0	—	315.3
Inventories	24.7	41.0	47.3	94.0	—	207.0
Prepaid expenses and other	13.2	11.4	17.5	23.5	(28.7)	36.9

Total current assets	66.7	101.5	150.3	314.8	(28.7)	604.6
Net property, plant and equipment	125.9	236.7	253.5	423.0	—	1,039.1
Goodwill and other assets	1,097.7	237.4	623.2	296.7	(1,294.0)	961.0

Total assets	$1,290.3	$575.6	$1,027.0	$1,034.5	$(1,322.7)	$2,604.7

Bank borrowings	$—	$—	$—	$74.0	$—	$74.0
Current portion of long-term debt	1,840.0	—	—	18.5	—	1,858.5
Accounts payable and accrued liabilities	22.8	88.9	156.1	218.2	(22.8)	463.2

Total current liabilities	1,862.8	88.9	156.1	310.7	(22.8)	2,395.7
Long-term debt, net of current portion	—	—	—	53.4	—	53.4
Pension and other long-term liabilities	68.6	48.4	16.3	111.3	—	244.6
Deferred tax liabilities	2.0	3.0	5.0	64.8	—	74.8
Minority interest	—	—	—	11.9	—	11.9
Parent loans	(467.4)	322.1	(69.8)	215.1	—	—

Total liabilities	1,466.0	462.4	107.6	767.2	(22.8)	2,780.4
Common stock	0.3	—	—	—	—	0.3
Additional paid-in capital	235.1	173.4	1,161.8	294.7	(1,629.9)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(277.5)	(55.0)	(137.8)	56.4	136.4	(277.5)
Accumulated other comprehensive income (loss)	(107.9)	(5.2)	(104.6)	(83.8)	193.6	(107.9)

Total stockholders’ equity (deficit)	(175.7)	113.2	919.4	267.3	(1,299.9)	(175.7)

Total liabilities and stockholders’ equity	$1,290.3	$575.6	$1,027.0	$1,034.5	$(1,322.7)	$2,604.7

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(13) Guarantor and Non-Guarantor Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

As of January 31, 2001

			Conformed	Non-
		Guarantor	Guarantor	guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$(19.3)	$0.2	$1.9	$17.2	$—	$—
Receivables	68.2	2.6	9.7	168.3	—	248.8
Inventories	34.4	41.9	50.9	90.1	—	217.3
Prepaid expenses and other	7.0	8.7	17.1	27.3	(21.4)	38.7

Total current assets	90.3	53.4	79.6	302.9	(21.4)	504.8
Net property, plant and equipment	143.3	240.0	271.2	450.3	—	1,104.8
Goodwill and other assets	1,220.9	274.5	641.5	320.3	(1,462.9)	994.3

Total assets	$1,454.5	$567.9	$992.3	$1,073.5	$(1,484.3)	$2,603.9

Bank borrowings	$—	$—	$—	$79.6	$—	$79.6
Current portion of long-term debt	1,597.5		0.5	15.1	0.6	1,613.7
Accounts payable and accrued liabilities	29.0	98.1	147.4	235.6	(18.5)	491.6

Total current liabilities	1,626.5	98.1	147.9	330.3	(17.9)	2,184.9
Long-term debt, net of current portion	—	—	—	94.6	—	94.6
Deferred tax liabilities	2.0	3.0	5.0	58.7	—	68.7
Pension and other long-term liabilities	70.5	53.1	32.9	110.4	—	266.9
Minority interest	—	—	—	10.6	—	10.6
Parent loans	(222.7)	245.4	(218.3)	195.6	—	—

Total liabilities	1,476.3	399.6	(32.5)	800.2	(17.9)	2,625.7
Common stock	0.3	—	—	—	—	0.3
Additional paid-in capital	235.1	173.4	1,161.8	294.7	(1,629.9)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(145.7)	(1.9)	(53.9)	42.3	13.5	(145.7)
Accumulated other comprehensive loss	(85.8)	(3.2)	(83.1)	(63.7)	150.0	(85.8)

Total stockholders’ equity (deficit)	(21.8)	168.3	1,024.8	273.3	(1,466.4)	(21.8)

Total liabilities and stockholder’s equity	$1,454.5	$567.9	$992.3	$1,073.5	$(1,484.3)	$2,603.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(13) Guarantor and Non-Guarantor Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

For the six months ended July 31, 2001

			Conformed
		Guarantor	Guarantor	Non-guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows used for operating activities	$(15.0)	$(20.8)	$(43.1)	$55.6	—	$(23.3)

Cash flows from investing activities:
Acquisition of property, plant, equipment and tooling	(3.3)	(9.3)	(21.7)	(42.4)	—	(76.7)
Other, net	7.1	(0.3)	(16.4)	11.3	—	1.7

Cash used for investing activities	3.8	(9.6)	(38.1)	(31.1)	—	(75.0)

Cash flows from financing activities:
Increase in bank borrowings and revolving facility	184.0	—	(0.6)	9.4	—	192.8
Proceeds from refinancing, net of related fees	435.4	—	—	—	—	435.4
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	(370.9)	—	—	(37.0)	—	(407.9)
Proceeds (payments) on accounts receivable securitization	43.0	(47.1)	(67.5)	—	—	(71.6)
Fees to amend Credit Agreement	(2.7)	—	—	—	—	(2.7)

Cash provided by financing activities	288.8	47.1	(68.1)	(27.6)	—	146.0

Increase (decrease) in parent loans and advances	(244.5)	76.6	148.5	19.4	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	(2.3)	—	(2.3)

Net increase (decrease) in cash and cash equivalents	33.1	(0.9)	(0.8)	14.0	—	45.4
Cash and cash equivalents at beginning of period	(19.3)	0.2	1.8	17.3	—	—

Cash and cash equivalents at end of period	$13.8	$(0.7)	$1.0	$31.3	$—	$45.4

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Six Months Ended July 31, 2001 and 2000
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(13) Guarantor and Non-Guarantor Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

For the six months ended July 31, 2000, As Restated

		Guarantor	Non-guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows used for operating activities	$(18.4)	$(40.4)	$(8.3)	—	(67.1)

Cash flows from investing activities:
Acquisition of property, plant, equipment and tooling	(7.4)	(15.3)	(73.1)	—	(95.8)
Other, net	2.1	(0.3)	11.0	—	12.8

Cash used for investing activities	(5.3)	(15.6)	(62.1)	—	(83.0)

Cash flows from financing activities:
Increase in bank borrowings and revolver	149.6	—	17.8	—	167.4
Proceeds (payments) on accounts receivable securitization	6.6	(24.2)	(7.4)	—	(25.0)

Cash provided by financing activities	156.2	(24.2)	10.4	—	142.4

Increase (decrease) in parent loans and advances	(131.7)	80.2	51.5	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(1.6)	—	(1.6)

Net increase (decrease) in cash and cash equivalents	0.8	—	(10.1)	—	(9.3)
Cash and cash equivalents at beginning of period	6.8	0.1	19.0	—	25.9

Cash and cash equivalents at end of period	$7.6	$0.1	$8.9	$—	$16.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements, related notes thereto and the other information included elsewhere herein and in the Company’s Annual Report on Form 10-K/ A filed with the SEC on February 19, 2002. The financial information included in the following discussion and analysis reflects the results of the restatements of the consolidated financial statements for the three month and six month periods ended July 31, 2000 discussed more fully below.

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

      During the pendancy of these Filings, the Debtors remain in possession of their properties and assets and management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court, after notice and the opportunity for a hearing.

      Shortly after the commencement of the Chapter 11 Filings, on December 21, 2001, the Bankruptcy Court granted interim approval for the Debtors to obtain $45 million in debtor-in-possession financing. Subsequently, on January 28, 2002, the Bankruptcy Court granted final approval of a $200 million debtor-in-possession financing facility for the Debtors. The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition liabilities, such as employee wages, benefits, and certain customer, vendor and freight program related payments. In addition, the Bankruptcy Court authorized the Debtors to continue and maintain the majority of their employee benefit programs. Pension and savings plan funds are in trusts and protected under federal regulations. All required contributions are current in the respective plans. The Debtors have received Bankruptcy Court approval for the retention of legal, financial and management consulting professionals, and from time to time may seek Bankruptcy Court approval for the retention of additional financial and management consulting professionals, to advise the Debtors in the bankruptcy proceedings and the restructuring of its businesses.

      Pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness and virtually all litigation against the Debtors that was, or could have been, brought prior to the commencement of the Chapter 11 Filings are stayed, and other contractual obligations of the Debtors may not be enforced against them. In addition, under Section 365 of the Bankruptcy Code, subject to the approval of the Bankruptcy Court, the Debtors may assume or reject executory contracts and unexpired leases. Parties affected by any such rejections may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. Proof of claims for damages resulting from the rejection of executory contracts or unexpired leases generally must be filed with the Bankruptcy Court by the later of (a) the general claims bar date established by the Bankruptcy Court (which was not established as of the date of this filing), or (b) the date that is thirty days after entry of order approving the rejection. As of the date of this filing, the Debtors had not yet completed their review of all contracts and leases for assumption or rejection, but ultimately will assume or reject all such contracts and leases. The Debtors cannot presently determine or reasonably predict the ultimate liability that may result from rejecting such contracts or leases or from the filing of rejection damage claims, but such rejections could result in additional liabilities subject to compromise.

      All liabilities subject to compromise are subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Under a confirmed plan of reorganization, most all unsecured pre-petition claims may be paid at amounts substantially less than their allowed amounts. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate resolution with respect to allowed claims is not presently ascertainable.

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

      Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, when the Company will file a plan or plans of reorganization with the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery, if any, to shareholders will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings, and the value of the equity represented by that stock could be substantially diluted or canceled.

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

Restatement of Consolidated Financial Statements

      On February 19, 2002, the Company issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods, and for the fiscal quarter ended April 30, 2001. The restatement was the result of failure by the Company to properly apply certain accounting standards generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified.

      The Company has been advised that the SEC is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of such an investigation.

Facility Closures

      As more fully discussed in Note 12 to the consolidated financial statements included herein, the Company committed to a plan in February 2002 to close its manufacturing facility in Somerset, Kentucky.

Bank Borrowings and Long-Term Debt

      See Note 3 to the consolidated financial statements included herein for a discussion of certain transactions and events which affect the amount and classification of a significant portion of the Company’s debt.

Results of Operations

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

Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000

Net Sales

	(As Restated)

	2001	2000	% Change

	(millions)
Automotive Wheels	$309.4	$336.8	(8.1)%
Components	163.0	162.6	0.3
Other	46.1	40.9	12.7

Total	$518.5	$540.3	(4.0)

      The Company’s net sales for the second quarter of fiscal 2001 were $518.5 million, a decrease of 4.0% as compared to net sales of $540.3 million for the second quarter of fiscal 2000. This decrease is primarily due to the impact of lower light vehicle and heavy-duty vehicle production levels in North America and the build-out and termination of certain original equipment manufacturer (“OEM”) platforms on the Company’s North American operations.

      Net sales from the Company’s Automotive Wheels segment decreased 8.1% from $336.8 million in the three months ended July 31, 2000 to $309.4 million in the same period in 2001. This was primarily due to a $30.5 million reduction in sales from the Company’s North American operations arising from lower OEM production levels and lower market share in 2001 compared to 2000. This decrease was partially offset by an increase of $11.7 million in sales from the Company’s foreign aluminum wheel operations primarily due to increasing penetration rates of aluminum wheels in the European light vehicle market. The increase in sales from the Company’s foreign operations was partially offset by an approximate $15.6 million decline in the value of European currencies relative to the U.S. dollar between the second quarter of 2001 and 2000.

      Components net sales were essentially unchanged for the three months ending July 31, 2001 compared to the same period in 2000. The impact of lower OEM production levels and the build-out and termination of certain customer platforms reduced net sales from the Company’s North American operations were offset by the increase in net sales arising from the acquisition of Schenk in Maulbronn, Germany on September 2, 2000 (“Schenk acquisition”) and higher net sales from the Company’s non-core aluminum operations, collectively called Metaalgieterij Giesen B. V. (“MGG”) in Europe.

      Other net sales increased 12.7% from $40.9 million in the three months ending July 31, 2000 to $46.1 million in the same period in 2001. This increase is primarily due to higher sales from the Company’s system service business in Europe. This increase was partially offset by the significant decrease in heavy duty Class 8 truck and trailer production in North America between those time periods.

Gross Profit

      The Company’s gross profit margin for the second quarter of fiscal 2001 decreased to $33.6 million or 6.5% of net sales as compared to $72.7 million or 13.5% of net sales for the second quarter of fiscal 2000.

      The Company’s gross profit from Automotive Wheels decreased $36.0 million from the second quarter of fiscal 2000 compared to the same period in fiscal 2001. Gross profit from the Company’s North American operations decreased $34.8 million from the three months ended July 31, 2000 compared to the same period in 2001. This decrease is primarily due to recurring manufacturing difficulties at the Company’s Somerset, Kentucky facility and lower operating performance at various facilities in North America, which reduced gross profit by approximately $20.1 million and $11.7 million, respectively. Lower OEM production requirements in North America reduced gross profit by approximately $3.0 million. The decrease in gross profit from the Company’s North American operations was partially offset by a $1.0 million increase in gross profit primarily due to improved operating performance at various foreign operations.

      Gross profit from Components decreased $2.8 million from the second quarter of fiscal 2000 compared to the same period in fiscal 2001. This decrease is primarily due to lower operating performance, lower OEM production requirements and the inefficiencies arising from lower production.

      Other gross profit decreased $0.4 million from the second quarter of fiscal 2000 compared to the same period in fiscal 2001. This decrease is primarily due to lower sales and lower operating margins in the commercial highway market.

Marketing, General and Administrative

      Marketing, general and administrative expenses increased to $25.9 million or 5.0% of net sales for the second quarter of fiscal 2001 from $21.8 million or 4.0% of net sales for the second quarter of fiscal 2000. This increase is primarily due to increased provisions for past due accounts receivable in the North American wheels business.

Engineering and Product Development

      Engineering and product development expenses increased from $3.2 million or 0.6% of net sales in the second quarter of fiscal 2000 to $5.7 million or 1.1% of net sales for the second quarter of fiscal 2001. Lower engineering and product development spending, net of customer recoveries, in the Company’s wheel operations in fiscal 2000 is the primary reason for this variance.

Equity in Losses (Earnings) of Joint Ventures

      Equity in losses of joint ventures improved $0.4 million to $0.2 million of losses for the second quarter of fiscal 2001 as compared to $0.6 million of losses for the same period in fiscal 2000.

Asset Impairments and Other Restructuring Charges

      During the second quarter of fiscal 2001 the Company recognized an impairment loss of $6.4 million related principally to a change in management’s plan for future use of idled machinery and equipment in the Automotive Wheel segment and to investments in machinery, equipment and tooling at its Somerset, Kentucky facility. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling. The Company also recognized closure costs of $0.6 million related to its Petersburg, Michigan facility.

      In the restatement of the Company’s financial statements for the second quarter of fiscal 2000, the Company recorded an asset impairment loss of $2.1 million related to assets previously sold or disposed of. The Company also recorded $1.8 million of severance and other restructuring costs in its wheel operations in Germany during the second quarter of fiscal 2000.

Loss on Investment in Joint Venture

      The Company recorded a $3.8 million loss on investment in joint venture related to its Mexican joint venture, which had incurred and expects to continue to incur significant operating losses.

Interest Expense, net

      Interest expense was $48.8 million for the second quarter of fiscal 2001 compared to $40.0 million for the second quarter of fiscal 2000. This increase primarily reflects higher outstanding borrowings.

Six Months Ended July 31, 2001 Compared to Six Months Ended July 31, 2000

Net Sales

	(As Restated)

	2001	2000	% Change

	(millions)
Automotive Wheels	$636.8	$699.8	(9.0)%
Components	339.9	342.3	(0.7)
Other	82.8	91.9	(9.9)

Total	$1,059.5	$1,134.0	(6.6)

      The Company’s net sales for the six months ended July 31, 2001 were $1,059.5 million, a decrease of 6.6% as compared to net sales of $1,134.0 million in the same period in 2000. This decrease is primarily due to the impact of lower sales to light vehicle OEMs and heavy-duty vehicle manufacturers in North America and the build-out and termination of certain OEM platforms on the Company’s North American operations.

      Net sales from the Company’s Automotive Wheels segment decreased 9.0% from $699.8 million in the six months ended July 31, 2000 to $636.8 million in the same period in 2001. This was primarily due to a $73.6 million reduction in sales from the Company’s North American operations arising from lower OEM production levels and lower market share in 2001 compared to 2000. This decrease was partially offset by an increase of $10.6 million in sales from the Company’s foreign operations primarily due to increasing penetration rates of aluminum wheels in the European light vehicle market. The increase in sales from the Company’s foreign operations was partially offset by an approximate $29.9 million decline in the value of European currencies relative to the U.S. dollar between the first six months of 2001 and 2000.

      Components net sales were essentially unchanged for the six months ending July 31, 2001 compared to the same period in 2000. The impact of lower OEM production levels and the build-out and termination of certain customer platforms reduced net sales from the Company’s North American operations which were offset by the increase in net sales arising from the Schenk acquisition and higher net sales from the Company’s MGG operations in Europe.

      Other net sales decreased 9.9% from $91.9 million in the six months ended July 31, 2000 to $82.8 million in the same period in 2001. This decrease is primarily due to the significant decrease in heavy duty Class 8 truck and trailer production in North America between those time periods. This decrease was partially offset by higher sales from the Company’s system service business in Europe.

Gross Profit

      The Company’s gross profit margin for the six months ended July 31, 2001 decreased to $91.3 million or 8.6% of net sales as compared to $167.2 million or 14.7% of net sales for the first six months of fiscal 2000.

      The Company’s gross profit from Automotive Wheels decreased $61.8 million from the first six months of fiscal 2000 compared to the same period in fiscal 2001. Gross profit from the Company’s North American operations decreased $63.2 million from the six months ended July 31, 2000 compared to the same period in 2001. This decrease is primarily due to recurring manufacturing difficulties at the Company’s Somerset, Kentucky facility and lower operating performance at various facilities in North America, which reduced gross profit by approximately $29.5 million and $24.5 million, respectively. Lower OEM production requirements in North America reduced gross profit by approximately $9.2 million. The decrease in gross profit from the Company’s North American operations was partially offset by a $1.4 million increase in gross profit primarily due to improved operating performance at various foreign operations.

      Gross profit from Components decreased $10.8 million from the first six months of fiscal 2000 compared to the same period in fiscal 2001. This decrease is primarily due to lower operating performance, lower OEM production requirements and the inefficiencies arising from lower production in the North American operations. The decrease was partially offset by improved operating performance at the Company’s MGG operations in Europe and the Schenk acquisition, which collectively increased gross profit by approximately $0.9 million in the six months ended July 31, 2001 compared to the same period in fiscal 2000.

      Other gross profit decreased $3.2 million from the first six months of fiscal 2000 compared to the same period in fiscal 2001. This decrease is primarily due to lower sales and lower operating margins in the commercial highway market.

Marketing, General and Administration

      Marketing, general and administrative expenses increased from $46.6 million or 4.1% of net sales for the six months ended July 31, 2000 to $52.2 million or 4.9% of net sales for the six months ended July 31, 2001. This increase is primarily due to increased provisions for past due accounts receivable in the North American wheels business.

Engineering and Product Development

      Engineering and product development expenses increased from $9.4 million or 0.8% of net sales in the six months ended July 31, 2000 to $11.6 million or 1.1% of net sales in the same period in fiscal 2001. Lower engineering and product development spending, net of customer recoveries, in the Company’s wheel operations in fiscal 2000 is the primary reason for this variance.

Equity in Losses (Earnings) of Joint Ventures

      Equity in losses (earnings) of joint ventures decreased $1.0 million to $0.5 million of losses for the first six months of fiscal 2001 as compared to $0.5 million of earnings for the same period in fiscal 2000. This decrease primarily reflects reduced sales volume and profit associated with the Company’s interest in Reynolds-Lemmerz Industries, Canada.

Asset Impairments and Other Restructuring Charges

      In the six months ended July 31, 2001 the Company recognized asset impairment losses of $38.0 million. This is primarily comprised of asset impairment losses of $28.5 million related to the Company’s Petersburg, Michigan facility, $0.6 million of closure costs related to the Petersburg facility, $2.5 million related to the abandonment of plans to continue to invest in the start-up of certain single-purpose equipment at another facility, and items previously discussed in this Management’s Discussion and Analysis for the three months ended July 31, 2001.

      As a consequence of the notifications received in April 2001 by the Company from certain customers of its Petersburg, Michigan manufacturing facility regarding significantly lower future product orders and the failure to obtain adequate customer support required to relocate production, management should have revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to the Petersburg facility and, accordingly, recognized an impairment charge of $28.5 million in the three month ended April 30, 2001.

      In the restatement of the Company’s financial statements for the six months ended July 31, 2000, the Company recorded an asset impairment loss of $2.1 million related to assets previously sold or disposed of. The Company also recorded $2.3 million of severance and other restructuring costs in its wheel operations in Germany during the second quarter of fiscal 2000.

Interest Expense, net

      Interest expense was $92.9 million for the second quarter of fiscal 2001 compared to $78.8 million for the second quarter of fiscal 2000. This increase primarily reflects higher outstanding borrowings.

Liquidity and Capital Resources

Chapter 11 Filings

      As previously discussed, the Company and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The matters described under this caption “Liquidity and Capital Resources”, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filings. Those proceedings will involve, or result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

DIP Facility

      The Bankruptcy Court has approved the Company’s request for a total of $200 million in debtor-in-possession financing (the “DIP facility”). The amounts that the Company is able to borrow under the DIP facility are determined by a borrowing base formula based on certain eligible assets of the Company. As of March 21, 2002, the Company had $14.0 million in cash borrowings and had issued $4.7 million in letters of credit pursuant to this financing. The amount available under the DIP facility as of March 21, 2002, after taking into account the aforementioned borrowings and letters of credit, was $87.9 million.

Refinancing

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

      In connection with the repurchase of the senior subordinated notes at a discount, the Company recorded an extraordinary gain of $10.6 million in the second quarter of fiscal 2001. This gain was offset by $4.0 million of unamortized deferred financing costs written off as a result of the repurchase. Further, in connection with the B Term refinancing and permanent reduction of the Credit Agreement, the Company recorded an extraordinary loss of $2.4 million for the write-off of unamortized deferred financing costs associated with the Credit Agreement. The tax effect of these extraordinary items was offset by a reversal of the deferred tax asset valuation allowance, such that there was no net tax effect in the quarter ended July 31, 2001.

      The Credit Agreement, as amended, contains certain financial covenants regarding interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations. At July 31, 2001, there was $175.9 million outstanding under the term loan facilities of the Credit Agreement, which amount represents the total amount available under the facility. At July 31, 2001, there was $514.1 million outstanding under the revolving credit facility and $124.6 million available. As a result of the Debtors’ Chapter 11 Filings, all additional availability under the Credit Agreement has been terminated, although letters of credit amounting to approximately $11.0 million remain outstanding.

      All amounts outstanding with respect to the Credit Agreement, the aforementioned senior subordinated notes, and the 11 7/8% Notes are classified as a current liability in the consolidated financial statements as of July 31, 2001 included herein.

Trade Securitization Agreement

      In July 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and continued to sell on an ongoing basis, a portion of their accounts receivables to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and continued to transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and continued to sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company had collection and administrative responsibilities with respect to all the receivables that were sold. There were no receivables sold as of July 31, 2001.

      This trade securitization agreement expired on May 1, 2001. From that time up to July 31, 2001, the Company financed the amount of receivables previously sold under the securitization agreement with its revolving credit facility. The impact of the discontinued securitization program had an adverse impact on liquidity of approximately $71.6 million.

Other Liquidity Matters

      During the second quarter of fiscal 2000, the Board of Directors approved the repurchase of up to an aggregate of $30.0 million of the Company’s outstanding common stock. The Company repurchased approximately 1.9 million shares of its common stock for an aggregate purchase price of approximately $25.7 million during fiscal 2000.

      Certain operating leases covering leased assets with an original cost of approximately $68.0 million, contain provisions which, if certain events occur or conditions are met, including termination of the lease, might require the Company to purchase or re-sell the leased assets within a specified period of time, generally one year, based on amounts specified in the lease agreements. On July 18, 2001, the Company received notification of termination from a lessor with respect to leased assets having approximately $25.0 million of original cost (which termination was not to be effective for one year). The Company has not agreed with the lessor that a termination has occurred at the time of the notice and has continued to use the leased assets.

      The Company received cash in the amount of $14.6 million and $15.9 million during the quarters ended July 31, 2001 and 2000, respectively, in connection with the early termination of various cross-currency interest rate swap agreements. These proceeds reduced the receivable recorded by the Company at the time of the early termination resulting from accounting for mark-to-market adjustments during the term of the agreement.

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

      Since the Chapter 11 Filings, the Company believes its operating cash flows will be impacted by, among other things, (i) the need to fund the significant professional fees and other costs directly related to the Chapter 11 Filings, (ii) the cash requirements for the closure and restructuring of certain facilities, and (iii) the rate and level of post-petition trade credit available to the Company. The amount of interest expense should be substantially less due to the effect of the stay on payment of pre-petition obligations.

      The Company’s operations used $23.3 million in cash in the first six months of fiscal 2001 compared to a use of $67.1 million in the first six months of fiscal 2000. The improvement principally reflects lower inventory levels and supplier payments consistent with lower sales volumes.

      Capital expenditures for the first six months of fiscal 2001 were $68.4 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms, and to meet expected requirements for the Company’s products.

Market Risks

      In the normal course of business the Company is exposed to market risks arising from changes in foreign exchange rates, interest rates and raw material prices. The Company selectively uses derivative financial instruments to manage these risks, but does not enter into any derivative financial instruments for trading purposes.

Foreign Exchange

      The Company has global operations and thus makes investments and enters into transactions in various foreign currencies. In order to minimize the risks associated with global diversification, the Company first seeks to internally net foreign exchange exposures, and uses derivative financial instruments to hedge any remaining net exposure. The Company uses forward foreign currency exchange contracts on a limited basis to reduce the earnings and cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled. In addition, the Company has entered into three cross currency interest rate swaps to hedge a portion of its investments in Europe. The currency effects of these swaps, net of tax, are reflected in the cumulative translation adjustments component of other accumulated comprehensive income, where they offset the gain or loss associated with the investments in Europe. In addition, the Company has designated a term loan, totaling 59.7 million Deutschemarks, as a hedge of foreign currency exposure of its net investment in its German operations.

Commodities

      The Company relies upon the supply of certain raw materials and other inputs for its production process and has entered into firm purchase commitments for aluminum and steel. The Company manages the exposures associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company uses forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding. The Company had no forward contracts during the quarters ended July 31, 2001 and 2000.

Other Matters

      The Company does not believe that sales of its products are materially affected by inflation, although there can be no assurance that such an effect will not occur in the future. In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. In the United States, the Company adjusts the sales prices of its aluminum wheels every three to six months, if necessary, to reflect fully any increase or decrease in the price of aluminum. As a result, the Company’s net sales of aluminum wheels are adjusted, although gross profit per wheel is not materially affected. From time to time, the Company enters into futures contracts or purchase commitments solely to hedge against possible aluminum price changes that may occur between the dates of aluminum wheel price adjustments. Pricing and purchasing practices are similar in Europe, but opportunities to recover increased material costs from customers are more limited than in the United States.

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

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain financial statement disclosures. SFAS 140 is effective for transactions occurring after March 31, 2001. The new disclosure requirements are effective for fiscal years ending after December 15,

2000. Adoption of this replacement standard did not have a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      For the period ended July 31, 2001, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K/ A for the year ended January 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      As a result of the Chapter 11 Filings by the Debtors on December 5, 2001, the following required interest payments were not made by the Company:

	Date Due	Interest Due

8 1/4% Senior Subordinated Notes	December 17, 2001	$9,252,168.75
9 1/2% Senior Subordinated Notes	January 15, 2002	17,754,968.75
11% Senior Subordinated Notes	January 15, 2002	13,164,250.00
11 7/8% Senior Notes	December 17, 2001	17,218,750.00

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on June 14, 2001. At the Annual Meeting, the following matters were proposed and voted upon by the Company’s stockholders (including the number of votes cast for, against or withheld, as well as the number of abstentions for each such matter):

1.	To elect three Class 2 Directors (nominees were Ranko “Ron” Cucuz, Andrew R. Heyer, and David Y. Ying) to serve until the Company’s 2004 Annual Meeting of Stockholders. The number of votes cast with respect to this matter were as follows:

Nominee	For	Withheld

Ranko Cucuz	21,065,880	266,895
Andrew R. Heyer	21,164,496	168,279
David Y. Ying	20,346,283	986,492

The terms of office of each of the following directors also continued after the meeting: Cleveland A. Christophe, Anthony Grillo, Horst Kukwa-Lemmerz, Paul S. Levy, Jeffrey C. Lightcap, Wienand Meilicke, and John S. Rodewig.

2.	To approve the adoption of the Company’s Short-Term Incentive Plan. The number of votes cast with respect to this matter were as follows:

For: 20,792,093	Against: 503,618	Abstain: 37,064

3.	To ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending January 31, 2002. The number of votes cast with respect to this matter were as follows:

For: 21,260,907	Against: 59,581	Abstain: 12,287

      There were no broker held non-voted shares represented at the Annual Meeting with respect to any of the foregoing matters.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit Number	Description

None

      (b) Reports on Form 8-K

      During the fiscal quarter ended July 31, 2001, the Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on June 21, 2001, June 29, 2001, and July 12, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

/s/ KENNETH A. HILTZ
Kenneth A. Hiltz
Chief Financial Officer

/s/ HERBERT S. COHEN
Herbert S. Cohen
Chief Accounting Officer

March 25, 2002