Form 10-Q
period 2001-10-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2002-04-18
CIK 893670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

     The number of shares of common stock outstanding as of April 15, 2002 was 28,455,745 shares.

QUARTERLY REPORT ON FORM 10-Q
PART I. FINANCIAL INFORMATION
Consolidated Statements Of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Consolidated Balance Sheet
Condensed Consolidating Statements of Operations For the Nine Months Ended October 31, 2001
Condensed Consolidating Statements of Operations For the Nine Months Ended October 31, 2000, As Restated
Condensed Consolidating Balance Sheets As of October 31, 2001
Condensed Consolidating Balance Sheet As of January 31, 2001
Condensed Consolidating Statement of Cash Flows For the Nine Months Ended October 31, 2001
Condensed Consolidating Statement of Cash Flows For the Nine Months Ended October 31, 2000, As Restated
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Amendment to the Amended and Restated By-Laws
Amended and Restated Employment Agreement
Form of Employment Agreement

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

      EXCEPT AS SPECIFICALLY STATED OTHERWISE IN THIS FORM 10-Q, THE INFORMATION CONTAINED IN THE 10-Q HAS NOT BEEN UPDATED TO REFLECT THE MATTERS SET FORTH IN NOTE 13, “SUBSEQUENT EVENTS” BELOW.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations
(Millions of dollars, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

		(As Restated)		(As Restated)
	2001	2000	2001	2000

Net sales	$515.0	$558.0	$1,574.5	$1,692.0
Cost of goods sold	476.0	495.2	1,444.2	1,466.0

Gross profit	39.0	62.8	130.3	226.0
Marketing, general and administration	27.7	29.9	79.9	76.5
Engineering and product development	5.3	3.6	16.9	13.0
Amortization of intangibles	6.7	6.8	20.0	20.7
Equity in losses (earnings) of joint ventures	0.4	(0.2)	0.9	(0.7)
Asset impairments and other restructuring charges	4.6	73.9	42.6	78.3
Loss on investment in joint venture	—	1.5	3.8	1.5
Other income, net	(5.0)	(2.1)	(3.7)	(4.1)

Earnings (loss) from operations	(0.7)	(50.6)	(30.1)	40.8
Interest expense, net	49.1	41.7	142.0	120.5

Loss before taxes on income, minority interest and extraordinary gain	(49.8)	(92.3)	(172.1)	(79.7)
Income tax (benefit) provision	4.2	(32.8)	14.6	(28.4)

Loss before minority interest and extraordinary gain	(54.0)	(59.5)	(186.7)	(51.3)
Minority interest	0.8	0.7	2.6	2.1

Loss before extraordinary gain	(54.8)	(60.2)	(189.3)	(53.4)
Extraordinary gain, net of tax	—	—	2.7	—

Net loss	$(54.8)	$(60.2)	$(186.6)	$(53.4)

Basic net loss per share:
Loss before extraordinary gain	$(1.92)	$(2.06)	$(6.65)	$(1.78)
Extraordinary gain, net of tax	—	—	0.09	—

Basic net loss per share	$(1.92)	$(2.06)	$(6.56)	$(1.78)

Diluted net loss per share:
Loss before extraordinary gain	$(1.92)	$(2.06)	$(6.65)	$(1.78)
Extraordinary gain, net of tax	—	—	0.09	—

Diluted net loss per share	$(1.92)	$(2.06)	$(6.56)	$(1.78)

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Millions of dollars, except share amounts)

		(As Restated)
	October 31,	October 31,	January 31,
	2001	2000	2001

	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91.1	$23.6	$—
Receivables	291.6	229.7	248.8
Inventories	181.8	217.5	217.3
Prepaid expenses and other	33.5	46.9	38.7

Total current assets	598.0	517.7	504.8
Net property, plant and equipment	1,058.6	1,102.5	1,104.8
Goodwill and other assets	947.7	1,031.4	994.3

Total assets	$2,604.3	$2,651.6	$2,603.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank borrowings	$36.7	$85.4	$79.6
Current portion of long-term debt	1,914.0	72.5	1,613.7
Accounts payable and accrued liabilities	450.7	428.4	491.6

Total current liabilities	2,401.4	586.3	2,184.9
Long-term debt, net of current portion	91.1	1,600.9	94.6
Pension and other long-term liabilities	327.9	346.8	335.6
Minority interest	11.9	10.1	10.6

Total liabilities	2,832.3	2,544.1	2,625.7
Commitments and Contingencies
Stockholders’ equity (deficit):
Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, par value $0.01 per share:
Voting — authorized 99,000,000 shares; 27,708,169, 27,707,919, and 27,707,919 shares issued; 25,806,719, 25,806,469, and 25,806,469 shares outstanding	0.3	0.3	0.3
Nonvoting — authorized 5,000,000 shares; issued and outstanding, 2,649,026 shares	—	—	—
Additional paid in capital	235.1	235.1	235.1
Common stock in treasury at cost, 1,901,450 shares	(25.7)	(25.7)	(25.7)
Accumulated deficit	(332.3)	(12.9)	(145.7)
Accumulated other comprehensive loss	(105.4)	(89.3)	(85.8)

Total stockholders’ equity (deficit)	(228.0)	107.5	(21.8)

Total liabilities and stockholders’ equity (deficit)	$2,604.3	$2,651.6	$2,603.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Millions of dollars)
(Unaudited)

	Nine Months Ended
	October 31,

		(As Restated)
	2001	2000

Cash flows from operating activities:
Net loss	$(186.6)	$(53.4)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and tooling amortization	93.2	90.7
Amortization of intangibles	20.0	20.7
Amortization of deferred financing fees	5.9	4.8
Deferred taxes	5.3	8.1
Asset impairments and other restructuring charges	42.6	78.3
Loss on investment in joint venture	3.8	1.5
Minority interest	2.6	2.1
Equity in losses (earnings) of joint ventures	0.9	(0.7)
Gain on sale of joint venture	(0.6)	—
Extraordinary gain	(2.7)	—
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	21.8	(46.1)
Inventories	31.3	(31.7)
Prepaid expenses and other	5.0	(5.0)
Accounts payable and accrued liabilities	(29.4)	(138.6)
Other long-term liabilities	(6.7)	(9.7)

Cash provided by (used for) operating activities	6.4	(79.0)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(104.3)	(123.8)
Tooling expenditures	(9.9)	(10.2)
Net proceeds from termination of cross-currency swap agreements	10.1	26.4
Increased investment in majority-owned subsidiary	—	(7.2)
Purchase of business, net of cash acquired	—	(6.4)
Proceeds from sale of joint venture	9.5	—
Other, net	(9.6)	(5.9)

Cash used for investing activities	(104.2)	(127.1)

Cash flows from financing activities:
Increase in bank borrowings and revolving facility	246.7	250.7
Proceeds from refinancing, net of related fees	435.4	—
Repayment of bank borrowings and revolving facility from refinancing	(381.3)	—
Repayment of long-term debt from refinancing	(36.6)	—
Payments on accounts receivable securitization	(71.6)	(17.2)
Purchase of treasury stock	—	(25.7)
Fees to amend Credit Agreement	(2.7)	—

Cash provided by financing activities	189.9	207.8

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(4.0)

Increase in cash and cash equivalents	91.1	(2.3)
Cash and cash equivalents at beginning of year	—	25.9

Cash and cash equivalents at end of period	$91.1	$23.6

Supplemental data:
Cash paid for interest	$102.8	$110.5
Cash paid for income taxes	$9.8	$10.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended October 31, 2001 and 2000
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

     Basis of Presentation

      The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company’s recent history of significant losses, deficit in stockholders’ equity and issues related to compliance with debt covenants raise substantial doubt about the Company’s ability to continue as a going concern. As is more fully discussed in Note 13, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in December 2001. Continuing as a going concern is dependent upon, among other things, the Company’s formulation of a plan of reorganization that is confirmed by the Bankruptcy Court, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations.

      The Company’s unaudited interim consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2002.

      Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Restatement of Consolidated Financial Statements

      On February 19, 2002, the Company issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods (the “10-K/ A”), and for the fiscal quarter ended April 30, 2001 (the “10-Q/ A”). The restatement was the result of failure by the Company to properly apply certain accounting standards generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The primary categories of restatement adjustments are discussed more fully in the Company’s Annual Report on Form 10-K/ A and the notes to the consolidated financial statements included therein. Following are the primary categories of restatement adjustments to the Company’s previously reported financial results for the three month and nine month periods ended October 31, 2000 ($ in millions):

	Quarter Ended	Nine Months Ended
	October 31, 2000	October 31, 2000

Adjustments (increasing) decreasing net income:
Deferred operating expenditures	$4.1	$11.0
Unrecorded trade payables and claims	3.2	7.7
Acquisition accounting	5.1	15.3
Customer credits and other	0.4	4.8
Asset impairment losses	(1.2)	0.9

Total adjustments to earnings (loss) from operations	11.6	39.7
Income taxes	1.1	(11.6)

Total adjustment to net loss	12.7	28.1
Adjustments (increasing) decreasing stockholders’ equity:
Tax effect of net investment hedges	7.1	17.4
Other	(2.3)	(1.8)

Total decrease in stockholders’ equity	$17.5	$43.7

      The restatement adjustments to the consolidated balance sheet as of October 31, 2000 reflected in the table below include the cumulative effect of the restatement adjustments for fiscal 1999 through October 31, 2000.

      For purposes of these consolidated financial statements, certain non-current deferred income tax assets and liabilities as previously reported at October 31, 2000 were reclassified either as part of the previously reported amounts or as restatement adjustments. These reclassifications, which did not affect previously reported net income (loss), have been made to the consolidated financial statements and are included in the accompanying tables.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statement of Operations

(Millions of dollars, except per share amounts)

	Quarter Ended October 31, 2000

	As
	Previously		As
	Reported	Restatements	Restated

Net sales	$558.3	$(0.3)	$558.0
Cost of goods sold	485.1	10.1	495.2

Gross profit	73.2	(10.4)	62.8
Marketing, general and administration	28.3	1.6	29.9
Engineering and product development	3.6	—	3.6
Amortization of intangible assets	7.0	(0.2)	6.8
Equity in earnings of joint ventures	(0.2)	—	(0.2)
Asset impairments and other restructuring charges	74.1	(0.2)	73.9
Loss on investment in joint venture	1.5	—	1.5
Other (income) expense, net	(2.0)	(0.1)	(2.1)

Loss from operations	(39.1)	(11.5)	(50.6)
Interest expense, net	41.6	0.1	41.7

Loss before taxes on income and minority interest	(80.7)	(11.6)	(92.3)
Income tax benefit	(33.9)	1.1	(32.8)

Loss before minority interest	(46.8)	(12.7)	(59.5)
Minority interest	0.7	—	0.7

Net loss	$(47.5)	$(12.7)	$(60.2)

Basic net loss per share	$(1.63)	$(0.43)	$(2.06)

Diluted net loss per share	$(1.63)	$(0.43)	$(2.06)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statement of Operations

(Millions of dollars, except per share amounts)

	Nine Months Ended October 31, 2000

	As
	Previously		As
	Reported	Restatements	Restated

Net sales	$1,695.9	$(3.9)	$1,692.0
Cost of goods sold	1,436.4	29.6	1,466.0

Gross profit	259.5	(33.5)	226.0
Marketing, general and administration	76.8	(0.3)	76.5
Engineering and product development	13.0	—	13.0
Amortization of intangible assets	21.3	(0.6)	20.7
Equity in earnings of joint ventures	(0.7)	—	(0.7)
Asset impairments and other restructuring charges	74.1	4.2	78.3
Loss on investment in joint venture	1.5	—	1.5
Other (income) expense, net	(6.9)	2.8	(4.1)

Earnings from operations	80.4	(39.6)	40.8
Interest expense, net	120.4	0.1	120.5

Loss before taxes on income and minority interest	(40.0)	(39.7)	(79.7)
Income tax benefit	(16.8)	(11.6)	(28.4)

Loss before minority interest	(23.2)	(28.1)	(51.3)
Minority interest	2.1	—	2.1

Net loss	$(25.3)	$(28.1)	$(53.4)

Basic net loss per share	$(0.85)	$(0.93)	$(1.78)

Diluted net loss per share	$(0.85)	$(0.93)	$(1.78)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Consolidated Balance Sheet

(Millions of dollars, except share amounts)

	As of October 31, 2000

	As
	Previously		As
	Reported	Restatements	Restated

ASSETS
Current assets:
Cash and cash equivalents	$23.6	$—	$23.6
Receivables	240.5	(10.8)	229.7
Inventories	201.2	16.3	217.5
Deferred tax assets	—	32.2	32.2
Prepaid expenses and other	16.9	(2.2)	14.7

Total current assets	482.2	35.5	517.7
Property, plant and equipment, net	1,108.6	(6.1)	1,102.5
Deferred tax assets	62.6	(35.2)	27.4
Goodwill and other assets	1,120.5	(116.5)	1,004.0

Total assets	$2,773.9	$(122.3)	$2,651.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$85.4	$—	$85.4
Current portion of long-term debt	72.5	—	72.5
Accounts payable and accrued liabilities	446.6	(18.2)	428.4

Total current liabilities	604.5	(18.2)	586.3
Long-term debt, net of current portion	1,600.9	—	1,600.9
Deferred tax liabilities	94.4	(24.8)	69.6
Pension and other long-term liabilities	290.3	(13.1)	277.2
Minority interest	10.1	—	10.1

Total liabilities	2,600.2	(56.1)	2,544.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock:
Voting	0.3	—	0.3
Nonvoting	—	—	—
Additional paid in capital	237.1	(2.0)	235.1
Common stock in treasury at cost	(26.3)	0.6	(25.7)
Retained earnings(deficit)	32.7	(45.6)	(12.9)
Accumulated other comprehensive loss	(70.1)	(19.2)	(89.3)

Total stockholders’ equity	173.7	(66.2)	107.5

Total liabilities and stockholders’ equity	$2,773.9	$(122.3)	$2,651.6

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

      The 11 7/8% Notes rank equally to all other existing and future senior debt but are effectively subordinated to the borrowings under the Credit Agreement to the extent of collateral securing the Credit Agreement. The 11 7/8% Notes are effectively subordinated to all liabilities (including trade and intercompany obligations) of the Company’s subsidiaries which are not guarantors of the Credit Agreement and the B Term Loan. The indenture governing the 11 7/8% Notes provides for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The indenture also provides that a holder of the 11 7/8% Notes may, under certain circumstances, have the right to require that the Company repurchase such holder’s 11 7/8% Notes upon a change of control of the Company. The 11 7/8% Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally by the Company’s material domestic subsidiaries.

      Pursuant to an Exchange Offer Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to use its best efforts to file and have declared effective an Exchange Offer Registration Statement with respect to an offer to exchange the 11 7/8% Notes for other notes of the Company with terms substantially identical to the 11 7/8% Notes. The Company also agreed to consummate such exchange offer on or prior to December 19, 2001. As a result of the Chapter 11 Filings by the Company on December 5, 2001 as discussed in Note 13, such registration has not occurred.

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

      The Credit Agreement, as amended, contains certain financial covenants regarding interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations. For purposes of these consolidated financial statements, all amounts outstanding with respect to the Credit Agreement, the senior subordinated notes, and the 11 7/8% Notes outstanding at October 31, 2001 are classified as a current liability as of October 31, 2001.

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

      This trade securitization agreement expired on May 1, 2001 and as such, there were no receivables sold at October 31, 2001. From the expiration date to October 31, 2001, the Company financed the amount of receivables previously sold under the securitization agreement with its revolving credit facility. The impact of the discontinued securitization program had an adverse impact on liquidity of approximately $71.6 million for the nine month period ended October 31, 2001.

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

      The Company has significant investments in foreign subsidiaries. The majority of these investments are in Europe wherein the Euro is the functional currency. As a result, the Company is exposed to fluctuations in exchange rates between the Euro and the U.S. Dollar. To reduce this exposure, the Company entered into cross-currency interest rate swap agreements. At January 31, 2001, the Company held $281 million notional amount of cross-currency interest rate swaps, which are recorded in the accompanying consolidated balance sheet at fair value. At January 31, 2001, the Company had an unrealized loss of approximately $0.4 million. The fair value of the Company’s cross-currency interest rate swaps is the estimated amount the Company would receive or pay to terminate the agreement based on third party market quotes. During the nine months ended October 31, 2001, the Company received net cash in the amount of $10.1 million in connection with the early termination of all cross-currency interest rate swap agreements. These payments reduced the fair market value recorded by the Company resulting from accounting for mark-to-market adjustments during the terms of the agreements. As such, the Company held no cross-currency interest rate swaps at October 31, 2001.

      The Company designated these swap agreements as hedges of the foreign currency exposure of its net investment in foreign operations. In addition, the Company has designated a term loan, totaling 30.5 million Euro at October 31, 2001, as a hedge of foreign currency exposure of its net investment in its European operations.

      The Company records the gain or loss on the derivative financial instruments designated as hedges of the foreign currency exposure of its net investment in foreign operations as currency translation adjustments in Accumulated Other Comprehensive Loss to the extent the hedges are effective. The gain or loss on the hedging instruments offset the change in currency translation adjustments resulting from translating the foreign operations’ financial statements from their respective functional currency to the Dollar. In the third quarter of fiscal 2001, the Company recorded a loss of $7.5 million on the instruments designated as hedges in Accumulated Other Comprehensive Loss. The tax effect of this loss was offset by a reversal of the deferred tax asset valuation allowance, such that there was no net tax benefit in the quarter ended October 31, 2001. As these derivative financial instruments were accounted for as qualifying hedges prior to adoption of SFAS No. 133, no transition adjustment was recorded at the date of adoption.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5) Inventories

      The major classes of inventory are as follows:

	October 31,	January 31,
	2001	2001

Raw materials	$42.3	$49.7
Work-in-process	45.8	60.1
Finished goods	56.8	72.4
Spare parts and supplies	36.9	35.1

Total	$181.8	$217.3

(6) Property, Plant and Equipment

      The major classes of property, plant and equipment are as follows:

	October 31,	January 31,
	2001	2001

Land	$30.7	$31.2
Buildings	249.5	248.7
Machinery and equipment	1,156.4	1,134.9

	1,436.6	1,414.8
Accumulated depreciation	(378.0)	(310.0)

Net property, plant and equipment	$1,058.6	$1,104.8

(7) Asset Impairments and Other Restructuring Charges

      During the third quarter of fiscal 2001 the Company recognized asset impairment losses of $4.6 million related principally to $2.3 million due to the discontinuance of the Company’s Equipment and Engineering business located in Montague, Michigan, $0.9 million related to the abandonment of a greenfield project in Thailand, and impairments of investments in other fixed assets. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

      In the third quarter of fiscal 2000, the Company recorded asset impairment and other restructuring charges of $73.9 million. These charges relate principally to $63.6 million in impairment of excess and obsolete machinery and equipment, $7.6 million in severance and facility closure costs, and $2.7 million for the termination of certain contractual obligations.

(8) Sale of Non-Core Business

      During the third quarter of fiscal 2001, the Company sold its 25% interest in a Canadian joint venture for cash proceeds of $9.5 million. In connection with the sale, the Company recognized a gain of $0.6 million, which is included in Other income, net, on the accompanying consolidated statement of operations.

(9) Earnings Per Share

      Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Shares outstanding for the three months and nine months ended October 31, 2001 and 2000, were as follows:

	Three Months		Nine Months
	Ended		Ended

	2001	2000	2001	2000

Weighted average shares outstanding	28,456	29,189	28,456	29,965
Dilutive effect of options and warrants	—	—	—	—

Diluted shares outstanding	28,456	29,189	28,456	29,965

      For the three months and nine months ending October 31, 2001 and 2000, respectively, all options and warrants were excluded from the calculation of diluted earnings (loss) per share as the effect was anti-dilutive due to the net loss reflected for such periods.

(10) Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.

      The components of comprehensive income (loss) for the nine months ended October 31, 2001 and 2000 are as follows:

	2001	2000

Net loss	$(186.6)	$(53.4)
Cumulative translation adjustments	(19.6)	(7.8)

Total comprehensive loss	$(206.2)	$(61.2)

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

      Following the September 5, 2001 announcement of the restatements, several lawsuits were filed by and purportedly on behalf of the shareholders of the Company naming as defendants a combination of the Company, Mr. Cucuz and Mr. Shovers. These lawsuits are seeking class action status, but no class has yet been certified in these actions. Due to the Company’s bankruptcy filing, this litigation against the Company is subject to the automatic stay.

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

(12) Segment Reporting

      The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Other category includes Commercial Highway products, the corporate office and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

      The following table represents revenues and other financial information by business segment for the nine months ended October 31:

	Revenue		Net Income (Loss)		Total Assets

		(As Restated)		(As Restated)		(As Restated)
	2001	2000	2001	2000	2001	2000

Automotive wheels	$952.0	$1,054.7	$(51.4)	$10.7	$1,282.0	$1,417.7
Components	503.1	506.3	(19.2)	(7.0)	884.7	964.5
Other	119.4	131.0	(116.0)	(57.1)	437.6	269.4

Total	$1,574.5	$1,692.0	$(186.6)	$(53.4)	$2,604.3	$2,651.6

(13) Subsequent Events

     Chapter 11 Filings

      On December 5, 2001, the Company, 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the “Debtors”) filed voluntary petitions for reorganization relief (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Filings are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-11490-MFW.

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

      Shortly after the commencement of the Chapter 11 Filings, on December 21, 2001, the Bankruptcy Court granted interim approval for the Debtors to obtain $45 million in debtor-in-possession financing (the “DIP facility”). Subsequently, on January 28, 2002, the Bankruptcy Court granted final approval of a $200 million DIP facility for the Debtors. The amounts that the Company is able to borrow under the DIP facility are determined by a borrowing base formula based on certain eligible assets of the Company. As of April 10, 2002, the Company had $4.0 million in cash borrowings and had issued $4.7 million in letters of credit pursuant to this financing. The amount available under the DIP facility as of April 10, 2002, after taking into account the aforementioned borrowings and letters of credit, was $87.0 million.

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

      Parties with claims against the Debtors, including, among other things, claims for damages resulting from the rejection of executory contracts or unexpired leases, may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. Proofs of claims generally must be filed with the Bankruptcy Court by the later of (a) June 3, 2002, which is the general claims bar date established by the Bankruptcy Court in the Debtors’ cases, or (b) the date that is thirty days after entry of order approving the rejection.

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

      The consummation of a plan or plans of reorganization is the principal objective of the Chapter 11 Filings. A plan of reorganization sets forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including the liabilities subject to compromise. Generally, pre-petition liabilities are subject to settlement under such a plan or plans of reorganization, which must be voted upon by certain creditors and approved by the Bankruptcy Court. Pursuant to an Order of the Bankruptcy Court in the Debtors’ cases, the Debtors have the exclusive right through September 3, 2002 to submit a plan or plans of reorganization. Such exclusive period may be lengthened (or shortened) by Bankruptcy Court order pursuant to the request of the Debtors or a party-in-interest. The Debtors have retained Lazard Freres & Co. LLC, as financial advisors and investment bankers for the purpose of providing financial advisory and investment banking services during the Chapter 11 reorganization process. The Company anticipates that any plan or plans of reorganization it may propose, if ultimately approved by the Bankruptcy Court, would result in substantial dilution of the interest of existing equity holders, so that they would hold little, if any, meaningful stake in the reorganized enterprise.

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

     Facility Closures

      In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. The Company will record asset impairment losses of $5.8 million in the fourth quarter of fiscal 2001 related to the Somerset facility’s machinery and equipment, which are in addition to asset impairment losses previously recorded in the second quarter of 2001. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company will record a restructuring charge of $4.4 million in the first quarter of fiscal 2002. This charge relates to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date, and is expected to be paid during fiscal 2002 and 2003.

     Acquisition

      In March 2002, the Company purchased the facility and assets of a foundry in Chattanooga, Tennessee for $4.1 million. This purchase integrates the foundry, which produces brake drum castings for the Company, into the Company’s commercial highway operations.

     Other Subsequent Events

      Other events occurring subsequent to October 31, 2001 regarding the market for the Company’s common stock, other facility closures, a reduction of the Company’s North American salaried workforce, and sale of non-core businesses are more fully discussed in the Company’s Annual Report on Form 10-K/ A for the year ended January 31, 2001, and the notes to the consolidated financial statements contained therein.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(14) Guarantor and Non-Guarantor Financial Statements

      As of October 31, 2001, the senior subordinated notes and senior notes are guaranteed by certain of the Company’s domestic subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the senior subordinated notes and senior notes. In the third quarter of fiscal 2001, amendments were entered into by the Company and holders of the Company’s 8 1/4% and 9 1/8% Senior Subordinated Notes (the “8 1/4% Notes” and the “9 1/8% Notes”). Such amendments conformed the lists of guarantor subsidiaries of the respective senior subordinated notes to that list of subsidiaries guaranteeing the 11 7/8% Notes (the “Conformed Guarantor Subsidiaries”). The list of guarantor subsidiaries of the Company’s 11% Senior Subordinated Notes (the “11% Notes”) was not conformed.

      The condensed consolidating financial information as of and for the nine months ended October 31, 2001 for those guarantor subsidiaries of the 11% Notes (the “Guarantor Subsidiaries”) has been presented separately below as the 11% Notes are not guaranteed by the Conformed Guarantor Subsidiaries. Collectively, the Guarantor Subsidiaries and the Conformed Guarantor Subsidiaries guarantee the 8 1/4% Notes, the 9 1/8% Notes, and the 11 7/8% Notes.

      As of October 31, 2000, the 8 1/4% Notes, the 9 1/8% Notes, and the 11% Notes were guaranteed by the Guarantor Subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries did not guarantee these notes.

      The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of October 31, 2001 and January 31, 2001, and for the nine month periods ended October 31, 2001 and 2000, of (a) Hayes Lemmerz International, Inc., the parent, (b) the guarantor subsidiaries (as defined), (c) the non-guarantor subsidiaries (as defined), and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Hayes Lemmerz International, Inc., the parent, with guarantor and non-guarantor subsidiaries.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations
For the Nine Months Ended October 31, 2001

			Conformed
		Guarantor	Guarantor	Non-guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$199.3	$389.6	$379.1	$614.2	$(7.7)	$1,574.5
Cost of goods sold	185.6	364.8	387.8	513.7	(7.7)	1,444.2

Gross profit	13.7	24.8	(8.7)	100.5	—	130.3
Marketing, general and administration	14.5	18.9	15.4	31.1	—	79.9
Engineering and product development	2.8	5.6	2.1	6.4	—	16.9
Amortization of intangibles	0.9	5.8	8.0	5.3	—	20.0
Equity in (earnings) loss of subsidiaries and joint ventures	122.8	35.0	3.5	(0.1)	(160.3)	0.9
Asset impairments and other restructuring charges	4.7	0.7	36.4	0.8	—	42.6
Loss on investment in joint venture	3.8	—	—	—	—	3.8
Other (income) expense, net	(1.4)	—	(0.8)	(1.5)	—	(3.7)

Earnings (loss) from operations	(134.4)	(41.2)	(73.3)	58.5	160.3	(30.1)
Interest expense, net	56.0	32.8	29.5	23.7	—	142.0

Earnings (loss) before taxes on income, minority interest, and extraordinary gain	(190.4)	(74.0)	(102.8)	34.8	160.3	(172.1)
Income tax provision (benefit)	(1.1)	0.5	0.8	14.4	—	14.6

Earnings (loss) before minority interest and extraordinary gain	(189.3)	(74.5)	(103.6)	20.4	160.3	(186.7)
Minority interest	—	—	—	2.6	—	2.6

Earnings (loss) before extraordinary gain	(189.3)	(74.5)	(103.6)	17.8	160.3	(189.3)
Extraordinary gain, net of tax	2.7	—	—	—	—	2.7

Net income (loss)	$(186.6)	$(74.5)	$(103.6)	$17.8	$160.3	$(186.6)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations
For the Nine Months Ended October 31, 2000, As Restated

		Guarantor	Non-guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$239.6	$475.4	$989.9	$(12.9)	$1,692.0
Cost of goods sold	204.7	416.3	857.9	(12.9)	1,466.0

Gross profit	34.9	59.1	132.0	—	226.0
Marketing, general and administration	11.9	17.4	47.2	—	76.5
Engineering and product development	1.2	5.5	6.3	—	13.0
Amortization of intangibles	0.8	5.8	14.1	—	20.7
Equity in (earnings) loss of subsidiaries and joint ventures	50.3	14.3	(0.3)	(65.0)	(0.7)
Asset impairments and other restructuring charges	2.9	54.5	20.9	—	78.3
Loss on investment in joint venture	1.5	—	—	—	1.5
Other (income) expense, net	(0.8)	—	(3.3)	—	(4.1)

Earnings (loss) from operations	(32.9)	(38.4)	47.1	65.0	40.8
Interest expense, net	21.9	42.6	56.0	—	120.5

Loss before taxes on income and minority interest	(54.8)	(81.0)	(8.9)	65.0	(79.7)
Income tax benefit	(1.4)	(23.7)	(3.3)	—	(28.4)

Loss before minority interest	(53.4)	(57.3)	(5.6)	65.0	(51.3)
Minority interest	—	—	2.1	—	2.1

Net loss	$(53.4)	$(57.3)	$(7.7)	$65.0	$(53.4)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

As of October 31, 2001

			Conformed
		Guarantor	Guarantor	Non-guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$66.8	$0.1	$1.9	$22.3	$—	$91.1
Receivables	12.0	45.6	68.7	165.3	—	291.6
Inventories	20.2	33.2	44.8	83.6	—	181.8
Prepaid expenses and other	7.5	7.4	18.3	26.3	(26.0)	33.5

Total current assets	106.5	86.3	133.7	297.5	(26.0)	598.0
Net property, plant and equipment	125.1	233.8	257.1	442.6	—	1,058.6
Goodwill and other assets	1,075.7	255.1	412.9	294.0	(1,090.0)	947.7

Total assets	$1,307.3	$575.2	$803.7	$1,034.1	$(1,116.0)	$2,604.3

Bank borrowings	$—	$—	$—	$36.7	$—	$36.7
Current portion of long-term debt	1,900.1	—	—	13.9	—	1,914.0
Accounts payable and accrued liabilities	39.3	92.8	146.0	191.8	(19.2)	450.7

Total current liabilities	1,939.4	92.8	146.0	242.4	(19.2)	2,401.4
Long-term debt, net of current portion	—	—	—	91.1	—	91.1
Pension and other long-term liabilities	67.0	49.1	20.2	191.6	—	327.9
Minority interest	—	—	—	11.9	—	11.9
Parent loans	(471.1)	317.5	(25.9)	179.5	—	—

Total liabilities	1,535.3	459.4	140.3	716.5	(19.2)	2,832.3
Common stock	0.3	—	—	—	—	0.3
Additional paid-in capital	235.1	198.5	912.5	339.7	(1,450.7)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(332.3)	(76.5)	(157.5)	60.3	173.7	(332.3)
Accumulated other comprehensive loss	(105.4)	(6.2)	(91.6)	(82.4)	180.2	(105.4)

Total stockholders’ equity (deficit)	(228.0)	115.8	663.4	317.6	(1,096.8)	(228.0)

Total liabilities and stockholders’ equity	$1,307.3	$575.2	$803.7	$1,034.1	$(1,116.0)	$2,604.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

As of January 31, 2001

			Conformed
		Guarantor	Guarantor	Non-guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$(19.3)	$0.2	$1.9	$17.2	$—	$—
Receivables	68.2	2.6	9.7	168.3	—	248.8
Inventories	34.4	41.9	50.9	90.1	—	217.3
Prepaid expenses and other	7.0	8.7	17.1	27.3	(21.4)	38.7

Total current assets	90.3	53.4	79.6	302.9	(21.4)	504.8
Net property, plant and equipment	143.3	240.0	271.2	450.3	—	1,104.8
Goodwill and other assets	1,220.9	274.5	482.2	320.3	(1,303.6)	994.3

Total assets	$1,454.5	$567.9	$833.0	$1,073.5	$(1,325.0)	$2,603.9

Bank borrowings	$—	$—	$—	$79.6	$—	$79.6
Current portion of long-term debt	1,597.5	—	0.5	15.1	0.6	1,613.7
Accounts payable and accrued liabilities	29.0	98.1	147.4	235.6	(18.5)	491.6

Total current liabilities	1,626.5	98.1	147.9	330.3	(17.9)	2,184.9
Long-term debt, net of current portion	—	—	—	94.6	—	94.6
Pension and other long-term liabilities	72.5	56.1	37.9	169.1	—	335.6
Minority interest	—	—	—	10.6	—	10.6
Parent loans	(222.7)	245.4	(218.3)	195.6	—	—

Total liabilities	1,476.3	399.6	(32.5)	800.2	(17.9)	2,625.7
Common stock	0.3	—	—	—	—	0.3
Additional paid-in capital	235.1	173.4	1,002.5	294.7	(1,470.6)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(145.7)	(1.9)	(53.9)	42.3	13.5	(145.7)
Accumulated other comprehensive loss	(85.8)	(3.2)	(83.1)	(63.7)	150.0	(85.8)

Total stockholders’ equity (deficit)	(21.8)	168.3	865.5	273.3	(1,307.1)	(21.8)

Total liabilities and stockholder’s equity	$1,454.5	$567.9	$833.0	$1,073.5	$(1,325.0)	$2,603.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 31, 2001

			Conformed
		Guarantor	Guarantor	Non-guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$(4.8)	$(10.9)	$(41.4)	$63.5	$—	$6.4
Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(6.3)	(13.9)	(33.0)	(61.0)	—	(114.2)
Proceeds from sale of joint venture	9.5	—	—	—	—	9.5
Other, net	(1.4)	(0.2)	(5.0)	7.1	—	0.5

Cash provided by (used for) investing activities	1.8	(14.1)	(38.0)	(53.9)	—	(104.2)

Cash flows from financing activities:
Increase (decrease) in bank borrowings and revolving facility	242.1	—	(0.5)	5.1	—	246.7
Proceeds from refinancing, net of related fees	435.4	—	—	—	—	435.4
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	(370.9)	—	—	(47.0)	—	(417.9)
Proceeds (payments) on accounts receivable securitization	43.1	(47.1)	(67.6)	—	—	(71.6)
Capital contribution	—	—	(44.0)	44.0	—	—
Fees to amend Credit Agreement	(2.7)	—	—	—	—	(2.7)

Cash provided by (used for) financing activities	347.0	(47.1)	(112.1)	2.1	—	189.9

Increase (decrease) in parent loans and advances	(257.8)	72.0	191.4	(5.6)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	(1.0)	—	(1.0)

Net increase (decrease) in cash and cash equivalents	86.2	(0.1)	(0.1)	5.1	—	91.1
Cash and cash equivalents at beginning of period	(19.3)	0.2	1.9	17.2	—	—

Cash and cash equivalents at end of period	$66.9	$0.1	$1.8	$22.3	$—	$91.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 31, 2000, As Restated

		Guarantor	Non-guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows used for operating activities	$(1.0)	$(64.6)	$(13.4)	$—	$(79.0)

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(12.8)	(21.8)	(99.4)	—	(134.0)
Increased investment in majority owned subsidiary	—	—	(7.2)	—	(7.2)
Purchase of business, net of cash acquired	—	—	(6.4)	—	(6.4)
Other, net	19.3	(0.3)	1.5	—	20.5

Cash provided by (used for) investing activities	6.5	(22.1)	(111.5)	—	(127.1)

Cash flows from financing activities:
Increase in bank borrowings and revolving facility	216.7	—	34.0	—	250.7
Proceeds (payments) from accounts receivable securitization	(11.2)	0.9	(6.9)	—	(17.2)
Purchase of treasury stock	(25.7)	—	—	—	(25.7)

Cash provided by financing activities	179.8	0.9	27.1	—	207.8

Increase (decrease) in parent loans and advances	(185.2)	85.8	99.4	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(4.0)	—	(4.0)

Net increase (decrease) in cash and cash equivalents	0.1	—	(2.4)	—	(2.3)
Cash and cash equivalents at beginning of period	6.8	0.1	19.0	—	25.9

Cash and cash equivalents at end of period	$6.9	$0.1	$16.6	$—	$23.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements, related notes thereto and the other information included elsewhere herein, and in the Company’s Annual Report on Form 10-K/ A for the year ended January 31, 2001 filed with the SEC on February 19, 2002. The financial information included in the following discussion and analysis reflects the results of the restatements of the consolidated financial statements for the three month and nine month periods ended October 31, 2000 discussed more fully below.

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

     Chapter 11 Filings

      On December 5, 2001, the Company, 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the “Debtors”) filed voluntary petitions for reorganization relief (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Filings are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-11490-MFW.

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

      Parties with claims against the Debtors, including, among other things, claims for damages resulting from the rejection of executory contracts or unexpired leases, may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. Proofs of claims generally must be filed with the Bankruptcy Court by the later of (a) June 3, 2002, which is the general claims bar date established by the Bankruptcy Court in the Debtors’ cases, or (b) the date that is thirty days after entry of order approving the rejection.

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

      The consummation of a plan or plans of reorganization is the principal objective of the Chapter 11 Filings. A plan of reorganization sets forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including the liabilities subject to compromise. Generally, pre-petition liabilities are subject to settlement under such a plan or plans of reorganization, which must be voted upon by certain creditors and approved by the Bankruptcy Court. Pursuant to an Order of the Bankruptcy Court in the Debtors’ cases, the Debtors have the exclusive right through September 3, 2002 to submit a plan or plans of reorganization. Such exclusive period may be lengthened (or shortened) by Bankruptcy Court order pursuant to the request of the Debtors or a party-in-interest. The Debtors have retained Lazard Freres & Co. LLC, as financial advisors and investment bankers for the purpose of providing financial advisory and investment banking services during the Chapter 11 reorganization process. The Company anticipates that any plan or plans of reorganization it may propose, if ultimately approved by the Bankruptcy Court, would result in substantial dilution of the interest of existing equity holders, so that they would hold little, if any, meaningful stake in the reorganized enterprise.

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

     Facility Closures

      As more fully discussed in Note 13 to the consolidated financial statements included herein, in February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky.

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

     Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000

     Net Sales

	(As Restated)

	2001	2000	% Change

	(millions)
Automotive Wheels	$315.2	$355.0	(11.2)%
Components	163.3	164.0	(0.4)
Other	36.5	39.0	(6.4)

Total	$515.0	$558.0	(7.7)

      The Company’s net sales for the third quarter of fiscal 2001 were $515.0 million, a decrease of 7.7% as compared to net sales of $558.0 million for the third quarter of fiscal 2000. This decrease is primarily due to the impact of lower light vehicle and heavy-duty vehicle production levels in North America and the build-out and termination of certain original equipment manufacturer (“OEM”) platforms on the Company’s North American operations.

      Net sales from the Company’s Automotive Wheels segment decreased 11.2% from $355.0 million in the third quarter of fiscal 2000 to $315.2 million in the third quarter of fiscal 2001. This was primarily due to a $37.0 million reduction in sales from the Company’s North American operations arising from lower OEM production levels and lower market share in 2001 compared to 2000. Sales from the Company’s European operations decreased by $2.8 million, including the effect of an approximate $9.4 million decrease in the value of European currencies relative to the U.S. dollar. Of this decrease, sales for the Company’s European fabricated wheels business unit declined $13.5 million in the three months ended October 31, 2001 compared to the same period in 2000 due primarily to lower customer production requirements in Europe and in Brazil and lower penetration rates. Sales for the Company’s European aluminum wheels business unit partially offset the fabricated wheel decline, increasing $10.7 million primarily due to increasing penetration rates of aluminum wheels in the European light vehicle market.

      Components net sales were relatively unchanged from the three months ending October 31, 2000 to the same period in 2001. The Company’s North American operation’s sales declined by $11.6 million due primarily to lower OEM production levels and the build-out and termination of certain customer platforms, while the Company’s European operation’s sales increased by $10.9 million, of which $7.3 million resulted from the Schenk acquisition in September 2000 and $3.6 million from the Company’s MGG operations in Europe.

      Other net sales decreased 6.4% from $39.0 million in the three months ending October 31, 2000 to $36.5 million in the same period in 2001. This decrease is primarily due to the significant decrease in heavy duty Class 8 truck and trailer production in North America between those time periods.

     Gross Profit

      The Company’s gross profit margin for the third quarter of fiscal 2001 decreased by $23.8 million, to $39.0 million or 7.6% of net sales, as compared to $62.8 million or 11.3% of net sales for the third quarter of fiscal 2000.

      The Company’s gross profit from Automotive Wheels decreased $24.0 million from third quarter of fiscal 2000 to the same period in fiscal 2001. Gross profit from the Company’s North American operations decreased $20.4 million from the three months ended October 31, 2000 compared to the same period in 2001. This decrease is primarily due to recurring manufacturing difficulties and lower operating performance at various facilities in North America which reduced gross profit by approximately $17.4 million. Lower OEM production requirements in North America reduced gross profit by approximately $3.0 million. Additionally, gross profit from the Company’s foreign wheel operations decreased by $3.6 million.

      Gross profit from Components decreased $5.4 million from the third quarter of fiscal 2000 to the same period in fiscal 2001. This decrease is primarily due to lower operating performance, higher customer program start-up costs, and lower OEM production requirements.

      Other gross profit increased $5.6 million from the third quarter of fiscal 2000 to the same period in fiscal 2001. This increase is primarily due to inventory and other charges taken in the third quarter of fiscal 2000, and was partially offset by lower sales in the commercial highway market.

     Marketing, General and Administrative

      Marketing, general and administrative expenses for the three months ended October 31, 2001 decreased by $2.2 million as compared to the same period in fiscal 2000. These expenses for the third quarter of fiscal 2001 included approximately $6.3 million of costs related to the engagement of certain management consulting professionals, higher auditing and legal costs related to the financial restatement discussed earlier in the footnotes to the accompanying consolidated financial statements, and non-recurring costs related to employee agreements for certain new senior management executives. The financial results for the third quarter of fiscal 2000 included non-recurring charges of approximately $7.2 million related primarily to a provision for past due accounts receivable and certain employee severance costs.

     Engineering and Product Development

      Engineering and product development expenses increased from $3.6 million or 0.6% of net sales in the third quarter of fiscal 2000 to $5.3 million or 1.0% of net sales for the third quarter of fiscal 2001. This increase is primarily related to higher engineering spending net of customer recoveries in the Company’s fabricated wheel operations in both North America and Europe.

     Equity in Losses (Earnings) of Joint Ventures

      Equity in losses (earnings) of joint ventures decreased $0.6 million to $0.4 million of losses for the third quarter of fiscal 2001 as compared to $0.2 million of earnings for the same period in fiscal 2000.

     Asset Impairments and Other Restructuring Charges

      During the third quarter of fiscal 2001 the Company recognized asset impairment losses of $4.6 million related principally to $2.3 million due to the discontinuance of the Company’s Equipment and Engineering business located in Montague, Michigan, $0.9 million related to the abandonment of a greenfield project in Thailand, and impairments of investments in other fixed assets. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

      In the third quarter of fiscal 2000, the Company recorded asset impairment and other restructuring charges of $73.9 million. These charges relate principally to $63.6 million in impairment of excess and obsolete machinery and equipment, $7.6 million in severance and facility closure costs, and $2.7 million for the termination of certain contractual obligations.

     Loss on Investment in Joint Venture

      In the third quarter of fiscal 2000, the Company recorded a $1.5 million loss on investment in joint venture related to its Venezuelan joint venture.

     Interest Expense, net

      Interest expense was $49.1 million for the third quarter of fiscal 2001 compared to $41.7 million for the third quarter of fiscal 2000. This increase reflects higher outstanding borrowings and increased interest rates on the refinanced debt.

     Income Taxes

      The Company established a full valuation allowance with respect to net domestic deferred income tax assets as of January 31, 2001. Accordingly, any income tax provision during the quarter ended October 31, 2001 is related primarily to the Company’s foreign operations.

     Nine Months Ended October 31, 2001 Compared to Nine Months Ended October 31, 2000

     Net Sales

	(As Restated)
	2001	2000	% Change

	(millions)
Automotive Wheels	$952.0	$1,054.7	(9.7)%
Components	503.1	506.3	(0.6)
Other	119.4	131.0	(8.9)

Total	$1,574.5	$1,692.0	(6.9)

      The Company’s net sales for the nine months ended October 31, 2001 were $1,574.5 million, a decrease of 6.9% as compared to net sales of $1,692.0 million in the same period in 2000. This decrease is primarily due to the impact of lower sales to light vehicle OEMs and heavy-duty vehicle manufacturers in North America and the build-out and termination of certain OEM platforms on the Company’s North American operations.

      Net sales from the Company’s Automotive Wheels segment decreased 9.7% from $1,054.7 million in the nine months ended October 31, 2000 to $952.0 million in the same period in 2001. This was primarily due to a $110.6 million reduction in sales from the Company’s North American operations arising from lower OEM production levels and lower market share in 2001 compared to 2000. Sales from the Company’s European operations increased by $7.9 million, net of the effect of an approximate $39.4 million decrease in the value of European currencies relative to the U.S. dollar. Of the net increase, sales for the Company’s European aluminum wheels business unit increased by $33.2 million, primarily due to increasing penetration rates of aluminum wheels in the European light vehicle market. Sales for the Company’s European fabricated wheels business unit partially offset this increase, decreasing by $25.3 million primarily due to lower customer production requirements and lower penetration rates.

      Components net sales were essentially unchanged for the nine months ending October 31, 2001 compared to the same period in 2000. The impact of lower OEM production levels and the build-out and termination of certain customer platforms reduced net sales from the Company’s North American operations which were offset by the increase in net sales arising from the Schenk acquisition and higher net sales from the Company’s MGG operations in Europe.

      Other net sales decreased 8.9% from $131.0 million in the nine months ended October 31, 2000 to $119.4 million in the same period in 2001. This decrease is primarily due to the significant decrease in heavy duty Class 8 truck and trailer production in North America between those time periods. This decrease was partially offset by higher sales from the Company’s system service business in Europe.

     Gross Profit

      The Company’s gross profit margin for the nine months ended October 31, 2001 decreased by $95.7 million, to $130.3 million or 8.3% of net sales, as compared to $226.0 million or 13.4% of net sales for the first nine months of fiscal 2000.

      The Company’s gross profit from Automotive Wheels decreased $82.0 million from the first nine months of fiscal 2000 compared to the same period in fiscal 2001. Gross profit from the Company’s North American operations decreased $83.5 million from the nine months ended October 31, 2000 compared to the same period in 2001. This decrease is primarily due to recurring manufacturing difficulties at the Company’s Somerset, Kentucky facility and lower operating performance at various facilities in North America, which reduced gross profit by approximately $30.8 million and $40.6 million, respectively. Lower OEM production requirements in North America reduced gross profit by approximately $12.1 million. Conversely, gross profit from the Company’s European wheel operations increased by $1.5 million.

      Gross profit from Components decreased $16.1 million from the first nine months of fiscal 2000 compared to the same period in fiscal 2001. This decrease is primarily due to lower operating performance, lower OEM production requirements and the inefficiencies arising from lower production in the North American operations. The decrease was partially offset by improved operating performance at the Company’s MGG operations in Europe and the Schenk acquisition, which collectively increased gross profit by approximately $0.8 million in the nine months ended October 31, 2001 compared to the same period in fiscal 2000.

      Other gross profit increased $2.4 million from the first nine months of fiscal 2000 compared to the same period in fiscal 2001. This increase is primarily due to higher inventory and other charges in the first nine months of fiscal 2000, and was partially offset by lower sales and lower operating margins in the commercial highway market.

     Marketing, General and Administration

      Marketing, general and administrative expenses increased slightly from the nine months ended October 31, 2000 to the nine months ended October 31, 2001. This is primarily due to increased provisions for past due accounts receivable in the Company’s North American operations.

     Engineering and Product Development

      Engineering and product development expenses increased from $13.0 million or 0.8% of net sales in the nine months ended October 31, 2000 to $16.9 million or 1.1% of net sales in the same period in fiscal 2001. Lower engineering and product development spending, net of customer recoveries, in the Company’s wheel operations in fiscal 2000 is the primary reason for this variance.

     Equity in Losses (Earnings) of Joint Ventures

      Equity in losses (earnings) of joint ventures decreased $1.6 million to $0.9 million of losses for the first nine months of fiscal 2001 as compared to $0.7 million of earnings for the same period in fiscal 2000.

     Asset Impairments and Other Restructuring Charges

      In the nine months ended October 31, 2001, the Company recognized asset impairment losses and other restructuring charges of $42.6 million. These charges are primarily comprised of asset impairment losses of $28.5 million related to the Company’s Petersburg, Michigan facility, $2.5 million related to the abandonment of plans to continue to invest in the start-up of certain single-purpose equipment at another facility, $0.6 million of closure costs related to the Petersburg facility, $6.4 million related principally to a change in management’s plan for future use of idled machinery and equipment and to investments in machinery, equipment and tooling at its Somerset, Kentucky facility, and an additional $4.6 million recognized in the three months ended October 31, 2001 as discussed above.

      In the nine months ended October 31, 2000, the Company recognized asset impairment losses and other restructuring charges of $78.3 million. These charges are primarily comprised of asset impairment losses of $2.1 million related to excess and obsolete machinery and equipment, severance and facility closure costs of $2.3 million, and an additional $73.9 million recognized in the three months ended October 31, 2000 as discussed above.

     Loss on Investment in Joint Venture

      In the second quarter of fiscal 2001, the Company recorded a $3.8 million loss on investment in joint venture related to its Mexican joint venture, which had incurred and expects to continue to incur significant operating losses.

      In the third quarter of fiscal 2000, the Company recorded a $1.5 million loss on investment in joint venture related to its Venezuelan joint venture.

     Interest Expense, net

      Interest expense was $142.0 million for the third quarter of fiscal 2001 compared to $120.5 million for the third quarter of fiscal 2000. This increase primarily reflects higher outstanding borrowings and higher interest rates on the refinanced debt.

     Income Taxes

      The Company established a full valuation allowance with respect to net domestic deferred income tax assets as of January 31, 2001. Accordingly, any income tax provision during the nine months ended October 31, 2001 is related primarily to the Company’s foreign operations.

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

     DIP Facility

      The Bankruptcy Court has approved the Company’s request for a total of $200 million in debtor-in-possession financing (the “DIP facility”). The amounts that the Company is able to borrow under the DIP facility are determined by a borrowing base formula based on certain eligible assets of the Company. As of April 10, 2002, the Company had $4.0 million in cash borrowings and had issued $4.7 million in letters of credit pursuant to this financing. The amount available under the DIP facility as of April 10, 2002, after taking into account the aforementioned borrowings and letters of credit, was $87.0 million.

      The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure and other restructuring requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) borrowings under various foreign bank and government loans and (iv) and borrowings under the DIP facility. While the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient.

     Refinancing

      On June 22, 2001, the Company received $291.1 million in net proceeds from the issuance of 11 7/8% senior unsecured notes due 2006 in the original principal amount of $300 million (the “11 7/8% Notes”). In addition, on July 2, 2001, the Company received $144. 3 million in net proceeds from the issuance of the B Term Loan. These aggregate net proceeds totaled $435.4 million and were used as follows ($ in millions):

Permanent reduction of Credit Agreement indebtedness with a principal balance of $334.3, plus $2.2 in accrued interest	336.5
Payment on foreign indebtedness with a principal balance of $47.0	47.0
Repurchase of certain Senior Subordinated Notes with a face value of $47.2, plus $1.0 in accrued interest	37.6
Payment of fees and expenses on the above	0.8
Remaining cash proceeds held by Company	13.5

Total	$435.4

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

      The Credit Agreement, as amended, contains certain financial covenants regarding interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations. As of October 31, 2001, there was $177.8 million outstanding under the term loan facilities of the Credit Agreement, which amount represents the total amount available under the facility. At October 31, 2001, there was $572.1 million outstanding under the revolving credit facility and $77.9 million available. As a result of the Debtors’ Chapter 11 Filings, all additional availability under the Credit Agreement has been terminated, although letters of credit amounting to approximately $11.0 million remain outstanding.

      All amounts outstanding with respect to the Credit Agreement, the aforementioned senior subordinated notes, and the 11 7/8% Notes are classified as a current liability in the consolidated financial statements as of October 31, 2001 included herein.

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

      This trade securitization agreement expired on May 1, 2001 and as such, there were no receivables sold at October 31, 2001. From the expiration date to October 31, 2001, the Company financed the amount of receivables previously sold under the securitization agreement with its revolving credit facility. The impact of the discontinued securitization program had an adverse impact on liquidity of approximately $71.6 million.

     Other Liquidity Matters

      During the third quarter of fiscal 2001, the Company sold its interest in its Canadian joint venture for cash proceeds of $9.5 million.

      The Company received net cash in the amount of $10.1 million during the nine months ended October 31, 2001 in connection with the early termination of all of its cross-currency interest rate swap agreements. These payments reduced the fair market value recorded by the Company at the time of the early terminations resulting from accounting for mark-to-market adjustments during the terms of the agreements.

      During the second quarter of fiscal 2000, the Board of Directors approved the repurchase of up to an aggregate of $30.0 million of the Company’s outstanding common stock. The Company repurchased approximately 1.9 million shares of its common stock for an aggregate purchase price of approximately $25.7 million during the third quarter of fiscal 2000.

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

      The Company’s operations provided $6.4 million in cash in the first nine months of fiscal 2001 compared to a use of $79.0 million in the same period of fiscal 2000. This increase is primarily due to the working capital improvements during this period exceeding the effect of lower operating profits.

      Capital expenditures for the first nine months of fiscal 2001 were $104.3 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms, and to meet expected requirements for the Company’s products.

Market Risks

      In the normal course of business the Company is exposed to market risks arising from changes in foreign exchange rates, interest rates and raw material prices. The Company selectively uses derivative financial instruments to manage these risks, but does not enter into any derivative financial instruments for trading purposes.

     Foreign Exchange

      The Company has global operations and thus makes investments and enters into transactions in various foreign currencies. In order to minimize the risks associated with global diversification, the Company first seeks to internally net foreign exchange exposures, and uses derivative financial instruments to hedge any remaining net exposure. The Company uses forward foreign currency exchange contracts on a limited basis to reduce the earnings and cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled. In addition, the Company may enter into cross currency interest rate swaps to hedge a portion of its investments in Europe. The currency effects of these swaps are reflected in the cumulative translation adjustments component of other accumulated comprehensive income, where they offset the gain or loss associated with the investments in Europe. In addition, the Company has designated a term loan, totaling 30.5 million Euro at October 31, 2001, as a hedge of foreign currency exposure of its net investment in its European operations.

     Commodities

      The Company relies upon the supply of certain raw materials and other inputs for its production process and has entered into firm purchase commitments for aluminum and steel. The Company manages the exposures associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company uses forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding. The Company had no forward contracts during the quarters ended October 31, 2001 and 2000.

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

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be reviewed for impairment annually, rather than amortized into earnings. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. Amortization of goodwill will cease upon adoption of the Statement by the Company on February 1, 2002. At that valuation date, the Company will test goodwill for impairment, and any losses will be recognized as a cumulative effect of a change in accounting principle. Other acquired identifiable intangible assets having estimable useful lives will be separately stated from goodwill, and will continue to be amortized over their estimated useful lives. As of February 1, 2002, the Company expects to have unamortized goodwill and other intangible assets of approximately $873.6 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $27.4 million, $27.5 million and $16.6 million for fiscal 2000, 1999 and 1998, respectively. The Company believes it will likely incur a significant write-down in the value of its goodwill at the earlier of its emergence from bankruptcy, as provided by SOP 90-7, or the adoption of SFAS No. 142.

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

      For the period ended October 31, 2001, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2001.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      Following the September 5, 2001 announcement of the restatements, several lawsuits were filed by and purportedly on behalf of the shareholders of the Company naming as defendants a combination of the Company, Mr. Cucuz and Mr. Shovers. These lawsuits are seeking class action status, but no class has yet been certified in these actions. Due to the Company’s bankruptcy filing, this litigation against the Company is subject to the automatic stay.

Item 2.     Changes in Securities and Use of Proceeds

      None

Item 3.     Defaults Upon Senior Securities

      As a result of the Chapter 11 Filings by the Debtors on December 5, 2001, the following required interest payments were not made by the Company:

	Date Due	Interest Due

8 1/4% Senior Subordinated Notes	December 17, 2001	$9,252,168.75
9 1/8% Senior Subordinated Notes	January 15, 2002	17,754,968.75
11% Senior Subordinated Notes	January 15, 2002	13,164,250.00
11 7/8% Senior Notes	December 17, 2001	17,218,750.00

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit Number	Description

3.5	Amendment to the Amended and Restated By-Laws of the Company dated August 1, 2001
10.38	Amended and Restated Employment Agreement between the Company and Curtis J. Clawson dated September 26, 2001
10.39	Form of Employment Agreement between the Company and certain of its officers

      (b) Reports on Form 8-K

      During the fiscal quarter ended October 31, 2001, the Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on August 3, 2001 and September 6, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

/s/ KENNETH A. HILTZ

Kenneth A. Hiltz
Chief Financial Officer

/s/ HERBERT S. COHEN

Herbert S. Cohen
Chief Accounting Officer

April 17, 2002

EXHIBIT INDEX

Exhibit
Number

3.5	Amendment to the Amended and Restated By-Laws of the Company dated August 1, 2001
10.38	Amended and Restated Employment Agreement between the Company and Curtis J. Clawson dated September 26, 2001
10.39	Form of Employment Agreement between the Company and certain of its officers