Form 10-K
period 2002-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2002-05-01
CIK 893670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended January 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of voting stock held by non-affiliates of the registrant as of April 26, 2002 (based on the closing price of the registrant’s Common Stock reported on the over-the-counter market on such date) was approximately $1.1 million.

      The number of shares of Common Stock outstanding as of April 26, 2002 was 28,455,995 shares.

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

Recent Developments

Chapter 11 Filings

      On December 5, 2001, Hayes Lemmerz International, Inc., 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the “Debtors”) filed voluntary petitions for reorganization relief (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Filings are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-11490-MFW.

      During the pendency of these Filings, the Debtors remain in possession of their properties and assets and management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court, after notice and the opportunity for a hearing.

      Pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness and virtually all litigation against the Debtors that was, or could have been, brought prior to the commencement of the Chapter 11 Filings are stayed, and other contractual obligations of the Debtors may not be enforced against them. Parties with claims against the Debtors may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. Proofs of claim generally must be filed with the Bankruptcy Court by June 3, 2002, which is the general claims bar date established by the Bankruptcy Court in the Debtors’ cases.

      The consummation of a plan or plans of reorganization confirmed by the Bankruptcy Court is the principal objective of the Chapter 11 Filings. A plan of reorganization sets forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries. Generally, pre-petition liabilities are subject to settlement under such a plan or plans of reorganization, which must be voted upon by certain creditors and approved by the Bankruptcy Court. There can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated.

      Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, when the Company will file a plan or plans of reorganization with the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery, if any, to shareholders will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings, and the value of the equity represented by that stock could be substantially diluted or canceled.

Business Overview

      The Company was founded in 1908. From 1908 through 1992, the Company’s operations were predominately in the automotive wheel, brake and commercial highway businesses. In 1992, the non-wheel businesses and assets of the Company, particularly its automotive brake systems business and assets, were transferred to, and certain liabilities related thereto were assumed by, a wholly owned subsidiary of the Company, Kelsey-Hayes Company (“Kelsey-Hayes”), the capital stock of which was then transferred by the Company to its sole stockholder as an extraordinary dividend and the Company consummated an initial public offering of its common stock. Since 1992, the Company’s operations have been diversified through acquisitions and internal growth.

      The Company has made three major acquisitions since 1992. On July 2, 1996, the Company consummated a series of transactions pursuant to which Motor Wheel Corporation (“Motor Wheel”) became a wholly owned subsidiary of the Company. On June 30, 1997, the Company acquired Lemmerz Holding GmbH (“Lemmerz”) (the “Lemmerz Acquisition”). Lemmerz was founded in 1919 and was a leading wheel supplier in Europe. On February 3, 1999, the Company acquired CMI International, Inc. (“CMI”). CMI was a leading full service supplier of wheel-end attachments, aluminum structural components and powertrain components to the automotive industry.

      The Company is a leading supplier of wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. In addition, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components and aluminum non-structural components for the automotive, commercial highway, heating and general equipment industries. Approximately 54% of the Company’s fiscal 2001 total sales consisted of sales to General Motors, Ford and DaimlerChrysler on a worldwide basis.

Financial Information About Business Segments

      Note 17, “Segment Reporting” to the accompanying Consolidated Financial Statements is incorporated herein by reference.

Products and Services

      The Company currently conducts business in three operating segments: Automotive Wheels, Components and Other. The Automotive Wheels Segment includes a wide range of wheels for passenger cars and light trucks. The Company designs and manufactures steel and aluminum wheels using casting, stamping, fabricating and other manufacturing processes. Aluminum wheels are generally lighter in weight, more readily stylized and more expensive than steel wheels. The principal markets for the Automotive Wheels Segment include North America, Europe, South America and Asia. Substantially all of the sales in this segment are made directly to Original Equipment Manufacturers (“OEMs”).

      The Components Segment includes wheel-end attachments, such as steering knuckles, spindles, hub carriers and suspension arms; aluminum structural components, such as crossmembers, subframes and engine cradles and axle assemblies; and automotive brake components, consisting primarily of composite metal drums, full cast drums and cast iron hubs for drum-type brakes and cast iron rotors for disc brakes. The Components Segment also includes powertrain and engine components, such as aluminum and polymer intake manifolds, aluminum cylinder heads, water pumps, brackets and ductile iron exhaust manifolds. North America is the principal market for the Components Segment. Substantially all of the sales in this segment are made directly to OEMs. The Components Segment also includes three non-core aluminum operations, collectively called Metaalgieterij Giesen B.V. (“MGG”). MGG produces heat exchangers used in gas-fired boilers, aluminum housings for automotive and heavy truck applications, a variety of aluminum products for the general machinery and electronics industries, and specialized manufacturing equipment for foundry facilities.

      The Other Segment includes commercial highway vehicle wheels, rims and brake products sold by the Company to truck manufacturers (including replacement parts sold through original equipment servicers) and aftermarket distributors. These products are installed principally on trucks, trailers and buses. The Company’s Commercial Highway aftermarket division sells passenger car, light truck and trailer wheels and other automotive products, such as brake controllers. The principal markets for the Other Segment includes North America and Europe. The sales in this segment are made directly to OEMs, aftermarket distributors and other manufacturers.

Material Source and Supply

      Most of the raw materials (such as steel and aluminum) and semi-processed or finished items (such as castings) used in the Company’s products are purchased from suppliers located within the geographic regions of the Company’s operating units. In many cases, these materials are available from several qualified sources in quantities sufficient for the Company’s needs. However, shortages of a particular material or part occasionally occur. In addition, the Debtors’ Chapter 11 Filing, import tariffs imposed on steel and volatility among the Company’s vendors may affect the overall availability of materials, and may be a risk factor for the Company’s operations.

      To minimize materials issues, the Company has taken steps to centralize and strengthen its materials and logistics function. In addition, the Company has developed multi-tiered materials sourcing strategies to cover extended time periods and new supply chain relationships.

Intellectual Property

      The Company owns significant intellectual property, including numerous U.S. and foreign patents, trade secrets, trademarks and copyrights. While the Company’s intellectual property is important to its business operations and in the aggregate constitutes a valuable asset, the Company does not believe that any single patent, trade secret, trademark or copyright, or group of patents, trade secrets, trademarks or copyrights is critical to the success of the business. The Company’s policy is to seek statutory protection for all significant intellectual property embodied in patents, trademarks and copyrights. The Company, from time to time, grants licenses under its patents and technology and receives licenses under patents and technology of others.

Seasonality

      While the Company’s business is not seasonal in the traditional sense, July (in North America), August (in Europe) and December are usually lower volume months. This is because OEMs typically perform model changeovers or take vacation shutdowns during the summer and assembly plants are typically closed for a period from shortly before the year end holiday season until after New Year’s Day.

Customer Dependence

      In fiscal 2001, the Company’s principal customers were General Motors, Ford (including wholly-owned Volvo), DaimlerChrysler (the three of which comprised approximately 54% of the Company’s fiscal 2001 net sales on a worldwide basis), BMW, Volkswagen, Nissan and Honda. Other customers include Toyota, Isuzu, Renault, Fiat, Porsche, Audi, Citroën, Peugeot, Skoda, Mazda, Mitsubishi and Suzuki. The Company also sells some of its components to other Tier I automotive suppliers such as Bosch, Continental Teves, Delphi, TRW and Visteon. In fiscal 2001, the Company also had over 300 commercial highway vehicle customers in North America, Europe and Asia, including Trailmobile, Dana/ Mack, DaimlerChrysler, Iveco, Strick, Great Dane Trailers, Freightliner, PACCAR, Volvo, General Motors, Renault, Western Star, Schmitz Cargobull and Köegal.

      The loss of a significant portion of the Company’s sales to any of its principal customers could have a material adverse impact on the Company. The Company has been doing business with each of its principal customers for many years, and sales are composed of a number of different products and of different models or types of the same products and are made to individual divisions of such customers. In addition, the Company supplies products to many of these customers in both North America and Europe, which reduces the Company’s reliance on any single market.

Backlog

      Generally, the Company’s products are not on a backlog status. These products are produced from readily available materials, have a relatively short manufacturing cycle and have short customer lead times. Each operating unit maintains its own inventories and production schedules.

Competition

      The major domestic and foreign markets for the Company’s products are highly competitive. Competition is based primarily on price, technology, quality, delivery and overall customer service. The Company’s customers have shifted research and development, design and validation responsibilities to their key suppliers, focusing on stronger relationships with fewer suppliers. The Company’s global competitors include a large number of other well-established suppliers. Competitors typically vary among each of the Company’s products and geographic markets.

Research and Development

      The Company’s objective is to be a leader in offering superior quality and technologically advanced products to its customers at competitive prices. The Company engages in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of its existing products and to design and develop new products for existing and new applications. The Company’s spending on engineering, research and development programs was $10.5 million in fiscal 2001, $14.3 million in fiscal 2000 and $14.1 million in fiscal 1999.

Investments

Joint Ventures

      The Company owns minority interests in certain entities as detailed below:

	%
Joint Venture	Ownership	Location	Products

Hayes Wheels de Venezuela, C.A	49%	Venezuela	Fabricated Wheels
Hayes Wheels de Mexico, S.A. de C.V. (2 facilities)	40%	Mexico	Fabricated Wheels
			Cast Aluminum Wheels
Jantas Jant Sanayi ve Ticaret A.S	25%	Turkey	Commercial Highway Wheels

      In addition, the Company has technical assistance agreements with ATP, a wheel manufacturer in Thailand, and Colombiana de Frenos S.A., a steel and aluminum wheel manufacturer in Colombia.

Environmental Compliance

      The Company, like most other manufacturing companies, is subject to and is required from time to time to take action at its facilities to comply with federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. In this regard, the Company maintains an ongoing compliance program to anticipate and, if necessary, correct environmental problems. The Company periodically incurs capital expenditures in order to upgrade its pollution control mechanisms and to comply with applicable laws. The Company has 23 facilities registered or recommended for registration under ISO 14001 and is working to obtain ISO 14001 Registration at all manufacturing facilities worldwide. The Company believes it is in material compliance with applicable federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. See “Item 3. Legal Proceedings.”

Employees

      At April 15, 2002, the Company had approximately 12,000 employees. Of the Company’s employees in the United States, approximately 6% were represented by the UAW or USW. Collective bargaining agreements with the UAW or USW affecting these employees expire at various times through 2002 and 2003. As is common in many European jurisdictions, substantially all of the Company’s employees in Europe are covered by country-wide collective bargaining agreements. These agreements expire at various times through 2002. Additional agreements are often made with the facility Works Council on an individual basis covering miscellaneous topics of local concern. There are no Company-wide or industry-wide bargaining units in the United States. The Company considers its employee relations to be satisfactory.

International Operations

      The Company has its world headquarters in Northville, Michigan. The Company has a worldwide network of 42 facilities (including three joint venture facilities) in the United States, Germany, Italy, Spain, the Netherlands, Belgium, the Czech Republic, Turkey, Brazil, South Africa, Mexico, Thailand and India. The Company also provides sales, engineering and customer service throughout the world. The Company has advanced research and development facilities in the United States, Germany, Belgium, Italy and Brazil and a sales and engineering office in Japan.

Financial Information About Geographic Areas

      Note 17, “Segment Reporting” to the accompanying consolidated financial statements is incorporated herein by reference.

Item 2.     Properties

      The Company has its world headquarters in Northville, Michigan. The Company operates 26 facilities in North America with approximately 4.8 million square feet in the aggregate. Within Europe, the Company operates 20 manufacturing facilities with approximately 6.0 million square feet in the aggregate. In South America, Asia and South Africa, the Company operates 5 manufacturing facilities with approximately 2.0 million square feet in the aggregate. The Company believes that its plants were adequate and suitable for the manufacturing of products for the markets in which it sells.

Item 3.     Legal Proceedings

      On December 5, 2001, the Debtors filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. These petitions were filed in the United States Bankruptcy Court for the District of Delaware, Case No. 01-11490-MFW. Management of the Company continues to operate the business of the Debtors as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. In this proceeding, the Debtors intend to propose and seek confirmation of a plan or plans or reorganization. Unless lifted by the order of the Bankruptcy Court, pursuant to the automatic stay provision of the Bankruptcy Code, all pending pre-petition litigation against the Debtors is currently stayed.

      Following the announcements by the Company in September 2001 and December 2001 to restate its financial statements for fiscal years 1999 and 2000 and the first quarter of fiscal year 2001, several lawsuits were filed by and purportedly on behalf of the shareholders of the Company naming as defendants a combination of the Company, Ranko “Ron” Cucuz, former Chief Executive Officer and Chairman of the Company and William D. Shovers, former Chief Financial Officer of the Company. These lawsuits are seeking class action status, but no class has yet been certified in these actions. Due to the Company’s bankruptcy filing, this litigation against the Company is subject to the automatic stay.

      In the ordinary course of its business, the Company is a party to other judicial and administrative proceedings involving its operations and products, which may include allegations as to manufacturing quality, design and safety. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance rights under indemnification agreements and established reserves for uninsured liabilities), management believes that the outcome of these proceedings will not have a material adverse effect on the financial condition or ongoing results of operations of the Company.

      Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), the Company currently has potential environmental liability arising out of both its wheel and non-wheel businesses at 17 Superfund sites (the “Sites”). Five of the Sites were related to the operations of Motor Wheel prior to the divestiture of that business by The Goodyear Tire & Rubber Co. (“Goodyear”). In connection with the 1986 purchase of Motor Wheel by MWC Holdings, Inc. (“Holdings”), Goodyear agreed to retain all liabilities relating to these Sites and to indemnify and hold Holdings harmless with respect thereto. Goodyear has acknowledged this responsibility and is presently representing the interests of the Company with respect to all matters relating to these five Sites.

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

      The Company is working with various government agencies and the other parties identified by the applicable agency as “potentially responsible parties” to resolve its liability with respect to seven Sites. The Company’s potential liability at each of these Sites is not currently anticipated to be material.

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

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company had 28,455,995 shares of Common Stock outstanding and 105 record holders as of April 26, 2002. The Company’s shares trade on the over the counter market (“OTC”) under the symbol “HLMMQ”. From December 1997 until December 20, 2001, the Company’s shares were traded on the New

York Stock Exchange (“NYSE”) under the symbol “HAZ.” Set forth below are the high and low closing prices for the Company’s Common Stock as reported for each quarterly period during the last two fiscal years.

	High	Low

Fiscal Year Ended January 31, 2002
Quarter ended January 31, 2002	$1.01	$0.26
Quarter ended October 31, 2001	6.58	0.85
Quarter ended July 31, 2001	8.30	6.00
Quarter ended April 30, 2001	7.45	5.48

	High	Low

Fiscal Year Ended January 31, 2001
Quarter ended January 31, 2001	$11.00	$4.63
Quarter ended October 31, 2000	14.31	9.19
Quarter ended July 31, 2000	16.38	11.94
Quarter ended April 30, 2000	20.31	15.13

      The Company has not paid dividends on its Common Stock since fiscal 1996, and does not intend to pay dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The following table sets forth selected consolidated financial data with respect to the Company for the five fiscal years ended January 31, 2002. The information set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page F-1.

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2002	2001	2000	1999	1998

	(Amounts in millions, except share amounts)
Income Statement Data:
Net sales	$2,039.1	$2,168.2	$2,295.1	$1,672.9	$1,269.8
Depreciation and amortization	156.4	152.1	135.8	87.8	71.2
Asset impairments and other restructuring charges	141.6	127.7	3.7	—	—
Loss on investment in joint venture	3.8	1.5	—	—	—
Interest expense, net (1, 2)	175.2	163.5	153.3	94.9	90.4
Reorganization items	47.8	—	—	—	—
Income tax provision	10.3	9.7	38.3	39.1	23.2
Earnings (loss) before extraordinary (gain) loss	(399.4)	(186.2)	47.6	52.0	31.4
Extraordinary (gain) loss, net of tax	(2.7)	—	—	8.3	—

Net income (loss)	$(396.7)	$(186.2)	$47.6	$43.7	31.4

Balance Sheet Data:
Total assets	$2,358.1	$2,603.9	$2,679.9	$2,113.7	$1,758.9
Bank borrowings and current portion of long-term debt(1)	39.6	1,693.3	143.2	57.1	38.0
Long-term debt	83.5	94.6	1,384.6	976.1	882.6
Liabilities subject to compromise(3)	2,121.0	—	—	—	—
Stockholders’ equity (deficit)	(460.0)	(21.8)	190.7	215.2	161.5

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2002	2001	2000	1999	1998

	(Amounts in millions, except share amounts)
Per Share Data:
Earnings (loss) before extraordinary (gain) loss	$(14.03)	$(6.24)	$1.51	$1.60	$1.12
Extraordinary gain (loss), net of tax	0.09	—	—	(0.25)	—

Earnings (loss) per share	$(13.94)	$(6.24)	$1.51	$1.35	$1.12

Dividends declared per share	$—	—	—	—	—
Average shares outstanding (in thousands)	28,456	29,585	31,512	32,411	28,132

(1)	See Note (9) to the Consolidated Financial Statements included herein.

(2)	For the fiscal year ended January 31, 2002, interest expense, net, excludes $18.7 million of interest expense that would have accrued from December 5, 2001 to January 31, 2002 with respect to certain long-term debt classified as liabilities subject to compromise. See Note (10) to the Consolidated Financial Statements included herein.

(3)	See Note (10) to the Consolidated Financial Statements included herein.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements, related notes thereto and the other information included elsewhere herein.

Business and Chapter 11 Filings

Business

      The Company was founded in 1908. From 1908 through 1992, the Company’s operations were predominately in the automotive wheel, brake and commercial highway businesses. In 1992, the non-wheel businesses and assets of the Company, particularly its automotive brake systems business and assets, were transferred to, and certain liabilities related thereto were assumed by, a wholly owned subsidiary of the Company, Kelsey-Hayes Company (“Kelsey-Hayes”), the capital stock of which was then transferred by the Company to its sole stockholder as an extraordinary dividend and the Company consummated an initial public offering of its common stock. Since 1992, the Company’s operations have been diversified through acquisitions and internal growth.

      The Company has made three major acquisitions since 1992. On July 2, 1996, the Company consummated a series of transactions pursuant to which Motor Wheel Corporation (“Motor Wheel”) became a wholly owned subsidiary of the Company. On June 30, 1997, the Company acquired Lemmerz Holding GmbH (“Lemmerz”) (the “Lemmerz Acquisition”). Lemmerz was founded in 1919 and was the leading full-line wheel supplier in Europe. On February 3, 1999, the Company acquired CMI International, Inc. (“CMI”). CMI was a leading full service supplier of wheel-end attachments, aluminum structural components and powertrain components to the automotive industry.

      The Company is a leading supplier of wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. In addition, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components and aluminum non-structural components for the automotive, commercial highway, heating and general equipment industries. Approximately 54% of the Company’s fiscal 2001 total sales consisted of sales to General Motors, Ford and DaimlerChrysler on a worldwide basis.

Chapter 11 Filings

      On December 5, 2001, the Debtors filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. The Chapter 11 Filings are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-11490-MFW.

      During the pendency of these Filings, the Debtors remain in possession of their properties and assets and management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court, after notice and the opportunity for a hearing.

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

      Parties with claims against the Debtors, including, among other things, claims for damages resulting from the rejection of executory contracts or unexpired leases, may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. Proofs of claims generally must be filed with the Bankruptcy Court by the later of (a) June 3, 2002, which is the general claims bar date established by the Bankruptcy Court in the Debtors’ cases, or (b) the date that is thirty days after entry of an order approving the rejection.

      All liabilities subject to compromise are subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Under a confirmed plan of reorganization, most all unsecured pre-petition claims may be paid at amounts substantially less than their allowed amounts. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate resolution with respect to allowed claims is not presently ascertainable. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors.

      The consummation of a plan or plans of reorganization is the principal objective of the Chapter 11 Filings. A plan of reorganization sets forth the means for satisfying claims against and interests in the Debtors, including the liabilities subject to compromise. Generally, pre-petition liabilities are subject to settlement under such a plan or plans of reorganization, which must be voted upon by certain creditors and approved by the Bankruptcy Court. Pursuant to an Order of the Bankruptcy Court in the Debtors’ cases, the Debtors have the exclusive right through September 3, 2002 to submit a plan or plans of reorganization. Such exclusive period may be lengthened (or shortened) by Bankruptcy Court order pursuant to the request of the Debtors or a party-in-interest. The Debtors have retained Lazard Freres & Co. LLC, as financial advisors and investment bankers for the purpose of providing financial advisory and investment banking services during the Chapter 11 reorganization process.

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

      Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, when the Company will file a plan or plans of reorganization with the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery, if any, to shareholders will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings, and the value of the equity represented by that stock could be substantially diluted or canceled.

      Reorganization items as reported in the fiscal 2001 consolidated statement of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. During fiscal 2001, reorganization items were as follows (millions of dollars):

Write-off of deferred financing costs related to prepetition domestic borrowings	$38.9
Professional fees directly related to the filing	9.0
Interest earned during Chapter 11 reorganization proceedings	(0.1)

Total	$47.8

      The net cash payments made during fiscal 2001 with respect to the reorganization items listed above were $5.3 million.

Recent Developments

Facility Closures

      In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. The Company recorded asset impairment losses with respect to this facility of $5.1 million in the fourth quarter of fiscal 2001. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company will record an estimated restructuring charge of $7.3 million in the first quarter of fiscal 2002. This charge relates to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date, and is expected to be paid during fiscal 2002 and 2003.

Acquisition

      In March 2002, the Company purchased the facility and assets of a foundry in Chattanooga, Tennessee for $4.1 million. This purchase integrates the foundry, which produces brake drum castings for the Company, into the Company’s commercial highway operations.

Recent Income Tax Law Changes

      On March 9, 2002, the Jobs Creation and Worker Assistance Act of 2002 was signed into law. Among other provisions, the law permits a five-year carryback for tax losses generated in tax years ending in 2001 and 2002. As a result of this tax law change, the Company is entitled to file a claim for a refund of federal income taxes. The availability of the loss carryback and the estimated amount of federal income tax refundable will be recorded in the first quarter of fiscal 2002 based upon the enactment date of this law.

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

Fiscal 2001 Compared to Fiscal 2000

Net Sales

	2001	2000	% Change

	(Millions)
Automotive Wheels	$1,232.8	$1,353.1	(8.9)%
Components	657.9	651.2	1.0
Other	148.4	163.9	(9.5)

Total	$2,039.1	$2,168.2	(6.0)

      The Company’s net sales for fiscal 2001 were $2,039.1 million, a decrease of 6.0% as compared to net sales of $2,168.2 million in fiscal 2000. This decrease is primarily due to the impact of lower sales to light vehicle OEMs and heavy-duty vehicle manufacturers in North America and the build-out and termination of certain OEM platforms on the Company’s North American operations.

      Net sales from the Company’s Automotive Wheels segment decreased 8.9% from $1,353.1 million in fiscal 2000 to $1,232.8 million in fiscal 2001. This was primarily due to a $107.4 million decrease in sales from the Company’s North American operations arising from lower OEM production levels and lower market share in 2001 compared to 2000. Sales from the Company’s European operations decreased by $12.9 million, net of the effect of an approximate $41.7 million decrease in the average value of European currencies relative to the U.S. dollar. Of the net decrease, sales for the Company’s European fabricated wheels business unit decreased by $48.3 million, primarily due to increasing penetration rates of aluminum wheels in the European light vehicle market. Sales for the Company’s European aluminum wheels business unit partially offset this decrease, increasing by $35.4 million primarily due to higher customer production requirements and higher penetration rates.

      Components net sales were slightly higher in fiscal 2001 compared to fiscal 2000, net of the effect of an approximate $3.9 million decrease in the average value of European currencies relative to the U.S. dollar. The impact of lower OEM production levels and the build-out and termination of certain customer platforms reduced net sales from the Company’s North American operations. This reduction was offset by the increase in net sales arising from the Schenk acquisition in September 2000, and higher net sales from the Company’s MGG operations in Europe.

      Other net sales decreased 9.5% from $163.9 million in fiscal 2000 to $148.4 million in 2001. This decrease is primarily due to the significant decrease in heavy duty Class 8 truck and trailer production in North America between those time periods. This decrease was partially offset by higher sales from the Company’s system service business in Europe.

Gross Profit

      The Company’s gross profit margin for fiscal 2001 decreased by $124.9 million, to $131.7 million or 6.5% of net sales, as compared to $256.6 million or 11.8% of net sales for fiscal 2000.

      The Company’s gross profit from Automotive Wheels decreased $93.0 million from fiscal 2000 to fiscal 2001. Gross profit from the Company’s North American operations decreased $86.3 million from fiscal 2000 compared to fiscal 2001. This decrease is primarily due to recurring manufacturing difficulties at the Company’s Somerset, Kentucky facility and lower operating performance at various other facilities in North America, which reduced gross profit by approximately $25.1 million and $53.3 million, respectively. Lower OEM production requirements in North America reduced gross profit by approximately $7.9 million. Gross profit from the Company’s European fabricated wheel operations decreased by $20.4 million. Of this decrease, lower operating performance at various foreign fabricated wheel operations and lower OEM customer production requirements represented approximately $11.7 million and $8.7 million, respectively. These decreases were partially offset by a $13.7 million increase in gross profit from the Company’s foreign aluminum wheel operations.

      Gross profit from Components decreased $29.0 million from fiscal 2000 to fiscal 2001. This decrease is primarily due to lower operating performance, lower OEM production requirements and the inefficiencies arising from lower production in the North American operations.

      Other gross profit decreased $2.8 million from fiscal 2000 to fiscal 2001. This decrease is primarily due to lower sales and lower operating margins in the commercial highway market partially offset by higher gross profit from the Company’s Systems Service business in Europe.

Marketing, General and Administration

      Marketing, general and administrative expenses were unchanged from fiscal 2000 to 2001. Increased provisions for past due accounts receivable in the Company’s North American operations and higher spending in the Company’s European wheel operations was offset by lower spending at certain other locations.

Engineering and Product Development

      Engineering and product development expenses increased from $16.6 million or 0.8% of net sales in fiscal 2000 to $21.8 million or 1.1% of net sales in fiscal 2001. Lower engineering and product development spending, net of customer recoveries, in the Company’s wheel operations in fiscal 2000 is the primary reason for this variance.

Equity in Losses of Joint Ventures

      Equity in losses of joint ventures decreased $3.5 million to $0.9 million of losses for fiscal 2001 as compared to $4.4 million of losses for fiscal 2000.

Asset Impairments and Other Restructuring Charges

      The Company recorded certain asset impairment losses and other restructuring charges in fiscal years 2001 and 2000. Asset impairment and other restructuring charges recorded by the Company during fiscal 2001 are as follows (millions of dollars):

Impairment of manufacturing facilities	$88.9
Impairment of machinery and equipment	32.1
Severance and other restructuring costs	20.6

Total	$141.6

Impairment of Manufacturing Facilities

      The Company recorded impairment losses totaling $88.9 million due primarily to certain manufacturing facilities and related long-lived assets.

      As a consequence of the notifications received in April 2001 by the Company from certain customers of its Petersburg, Michigan manufacturing facility regarding significantly lower future product orders and the failure to obtain adequate customer support required to relocate production, management revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to the Petersburg facility and, accordingly, recognized an impairment charge of $28.5 million in the first quarter of fiscal 2001.

      During the third quarter of fiscal 2001, the Company recognized asset impairment losses of $3.2 million. Of these losses, the discontinuance of the Company’s Equipment and Engineering business located in Montague, Michigan represented $2.3 million, and the abandonment of a greenfield project in Thailand represented $0.9 million.

      The Company recognized an asset impairment loss of $42.7 million related to the announced closure of its Bowling Green, Kentucky facility during the fourth quarter of fiscal 2001. This facility will operate through mid-summer 2002 to service existing contracts and assist in transitioning production, which will be fully absorbed by the Company’s fabricated steel wheel manufacturing facility located in Sedalia, Missouri. The decision to close the plant was based on the weak economy, the tightened domestic auto industry and changing market requirements, which have resulted in reduced demand for fabricated steel wheels. The rationalization of the Company’s fabricated wheel manufacturing capacity will allow it to reduce overhead and manufacturing costs in North America.

      During the fourth quarter of fiscal 2001, the Company also recognized asset impairment losses of $6.1 million related to its fabricated wheel facility located in Königswinter, Germany. This charge was recorded as part of a multiple year restructuring program to upgrade and improve the Company’s international fabricated wheel operations. The Company transferred production of certain products to its facilities located in the Czech Republic and in India and further consolidated passenger car and commercial wheel production within an adjacent facility located in Königswinter, Germany.

      During the fourth quarter of fiscal 2001, the Company recognized an asset impairment loss of $8.4 million at its foundry located in Maulbronn, Germany. The Company commenced a plan of action to market this facility for sale during the fourth quarter. The result of the marketing process has indicated that the Company is not likely to realize any proceeds from the sale of this business. Consequently, the Company wrote down its investment in net fixed assets and other long-lived assets to its fair market value.

      The Company wrote down the net carrying value of long-lived assets discussed above to their estimated fair values based on discounted cash flow calculations or appraisals.

Impairment of Machinery and Equipment

      During fiscal 2001, the Company recognized asset impairment losses of $32.1 million related to certain machinery and equipment. These losses are primarily due to a change in management’s plan for the future use of idled machinery, equipment and tooling at certain of its locations and to investments in machinery, equipment and tooling at its Somerset, Kentucky and Königswinter, Germany facilities. The Company wrote down the net carrying value of long-lived assets discussed above to their estimated fair values based on discounted cash flow calculations or appraisals.

Severance and Other Restructuring Costs

      During fiscal 2001, the Company recorded $20.6 million of severance and other restructuring costs. Closure costs and facility decommissioning costs related to its Bowling Green, Kentucky, Königswinter, Germany, and Petersburg, Michigan facilities accounted for $11.9 million of these costs.

      On November 2, 2001, the Company announced the immediate elimination of 145 positions or approximately 11% of its salaried workforce across its domestic operations. In addition, the Company announced that it would offer an early retirement option to approximately 45 salaried employees. In connection with the elimination of the 145 positions, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001. Most of the cash required to fund this charge is for severance benefits and was paid by the end of fiscal 2001. Of the 45 employees offered an early retirement option, 31 accepted by December 15, 2001, the acceptance date. In connection with this early retirement offer, the Company recorded a restructuring charge of $3.9 million in the fourth quarter of fiscal 2001 primarily related to continued medical benefits and supplemental retirement benefits which are expected to be paid over a period of up to 9 years commencing in fiscal 2002.

      The Company also recorded $2.4 million of costs related to severance and post-termination benefits during the fourth quarter of fiscal 2001 at its locations in Königswinter, Germany, Manresa, Spain, Ostrava, Czech Republic, and Montague, Michigan.

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

Interest Expense, net

      Net interest expense was $175.2 million for fiscal 2001 compared to $163.5 million for fiscal 2000. This increase primarily reflects higher outstanding borrowings and higher interest rates on the refinanced debt. From December 5, 2001 to January 31, 2002, the Company did not accrue any interest expense on its unsecured senior notes and unsecured senior subordinated notes due to the Chapter 11 Filings by the Debtors. Interest not accrued or expensed on these notes approximated $18.7 million.

Income Taxes

      Taxes on Income for fiscal 2001 were $10.3 million of expense despite the pre-tax loss for the year. This tax expense is primarily the result of taxes in foreign jurisdictions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the substantial doubt regarding the Company’s ability to continue as a going concern, the Company determined as of January 31, 2002 that it could not conclude that it was more likely than not that the benefits of the deferred tax assets would be realized in the future. Accordingly, a valuation allowance was recorded against all net deferred tax assets in the United States and certain deferred tax assets recorded at various international locations. The increase in income tax expense during fiscal 2001 as a result of the required valuation allowance was $141.3 million.

      Implementation of a plan or plans of reorganization under Chapter 11 may reduce the availability of some or all of the Company’s net operating loss carryforwards and other tax attributes, and may reduce the tax basis of long-lived assets.

Fiscal 2000 Compared to Fiscal 1999

Net Sales

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

      The Company’s Automotive Wheels segment reported gross profit decreased $69.0 million from fiscal 1999 to fiscal 2000. Gross profit from the Company’s North American operations decreased by $53.4 million from fiscal 1999 to fiscal 2000. The Company’s Somerset, Kentucky facility contributed $17.4 million of this decrease in gross profit due to recurring manufacturing difficulties. The Company is evaluating various restructuring alternatives at that facility. The remainder of the decrease in gross profit from the Company’s North American automotive wheel operations is primarily due to lower operating performance at various facilities, lower sales, customer pricing pressure and unrecovered increases in natural gas costs. Gross profit from the Company’s foreign operations decreased by $15.6 million and is primarily due to higher operating costs and lower sales at its facility in Königswinter, Germany.

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

Asset Impairments and Other Restructuring Charges

      The following table summarizes the asset impairments and other restructuring charges recorded by the Company during fiscal 2000 (millions of dollars):

Impairment of manufacturing facilities	$44.2
Impairment of machinery and equipment	68.5
Severance and other restructuring costs	15.0

Total	$127.7

Impairment of Manufacturing Facilities

      Based on the levels of operating losses in fiscal 2000 and fiscal 1999, management concluded that the level of estimated future undiscounted cash flows was less than the carrying value of long-lived assets related to the Somerset facility at January 31, 2001. Accordingly, the Company wrote down the net carrying value of long-lived assets related to this facility to their estimated fair value of $12.6 million. The Company recognized an impairment charge of $42.7 million in fiscal 2000 to reduce the carrying value of property, plant and equipment. Additionally, the Company recognized an impairment charge of $1.5 million related to its Petersburg facility during the year ended January 31, 2001.

Impairment of Machinery and Equipment

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

Liquidity and Capital Resources

Chapter 11 Filings

      As described under Part I, Item 1 “Recent Developments”, the Company and certain subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. The matters described under this caption “Liquidity and Capital Resources”, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filings. Those proceedings will involve, or result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

DIP Facility

      On December 17, 2001, the Company entered into a Revolving Credit and Guaranty Agreement among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders parties thereto, CIBC World Markets Corp., as lead arranger, Bank of America, N.A. and Salomon Smith Barney, Inc., as syndication agents, and Canadian Imperial Bank of Commerce, as administrative agent for the lenders (the “DIP Agreement”). Pursuant to the DIP Agreement, the Company has access to a revolving credit facility (the “DIP Facility”) not to exceed $200 million with a sub-limit of $15 million for letters of credit. The Company received Bankruptcy Court approval for the DIP Agreement on December 21, 2001 (on an interim basis) and on January 28, 2002 (on a final basis). The DIP Facility is scheduled to terminate on the earlier of (a) the date of the substantial consummation of a Plan of Reorganization and (b) June 5, 2003 (eighteen months after the date of the Chapter 11 Filings discussed in Note (1). As of April 30, 2002, the Company had no outstanding cash borrowings and had obtained $5.3 million in letters of credit pursuant to the DIP Facility.

      On January 15, 2002, the Company and the initial lenders under the DIP Agreement entered into a First Amendment to the DIP Agreement. This First Amendment finalized the terms of the borrowing base formula of eligible assets which is used to calculate the amounts which the Company is able to borrow under the DIP Facility. The amount available under the facility as of April 30, 2002, after taking into account the aforementioned borrowings and letters of credit, was $104.0 million.

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

Credit Agreement

      On February 3, 1999, the Company entered into a third amended and restated credit agreement, as further amended, (the “Credit Agreement”). Pursuant to the Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. The Company and all of its existing and future material domestic subsidiaries guarantee such term loan and revolving credit facilities. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of the Company’s existing and future foreign subsidiaries. As of January 31, 2002, there was $176.8 million outstanding under the term loan facilities that represents the total amount available under the facility. At January 31, 2002, there was $572.1 million outstanding under the revolving credit facility. As a result of the Debtors’ Chapter 11 Filings, all additional availability under the Credit Agreement has been terminated, although letters of credit amounting to approximately $11.4 million remain outstanding.

Senior Subordinated Notes

      In connection with the acquisition of CMI, the Company issued the 8 1/4% Notes, which are redeemable at the Company’s option at specified prices, in whole or in part, at any time on or after December 15, 2003. The 8 1/4% Notes are guaranteed by certain of the Company’s domestic subsidiaries but are subordinated to the Credit Agreement. In connection with previous acquisitions, the Company issued the 9 1/8% and 11% senior subordinated notes which are guaranteed by certain of the Company’s domestic subsidiaries but are subordinated to the Credit Agreement. These notes become redeemable at the Company’s option and at specific prices five years before the respective due dates of the notes. Due to the uncertainty resulting from the Chapter 11 Filings by the Debtors, the fair value of all of the Company’s senior subordinated notes as of January 31, 2002 is not presently determinable.

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

      In connection with the repurchase of the senior subordinated notes at a discount, the Company recorded an extraordinary gain of $10.6 million. This gain was offset by $0.9 million of unamortized deferred financing costs written off as a result of the repurchase. Further, in connection with the B Term refinancing and permanent reduction of the Credit Agreement, the Company recorded an extraordinary loss of $5.5 million for the write-off of unamortized deferred financing costs associated with the Credit Agreement. These extraordinary items are reflected net of tax of $1.5 million on the accompanying consolidated statement of operations. As a result, the deferred tax asset valuation allowance was reduced by a corresponding amount with the benefit included in Income tax provision on the consolidated statement of operations included herein.

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

      The 11 7/8% Notes rank equally to all other existing and future senior debt but are effectively subordinated to the borrowings under the Credit Agreement. The 11 7/8% Notes are effectively subordinated to all liabilities (including trade and intercompany obligations) of the Company’s subsidiaries which are not guarantors of the Credit Agreement and the B Term Loan. The indenture governing the 11 7/8% Notes provide for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The indenture also provides that a holder of the 11 7/8% Notes may, under certain circumstances, have the right to require that the Company repurchase such holder’s 11 7/8% Notes upon a change of control of the Company. The 11 7/8% Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally by the Company’s material domestic subsidiaries. Due to the uncertainty resulting from the Chapter 11 Filings by the Debtors, the fair value of the Company’s 11 7/8% Notes as of January 31, 2002 is not presently determinable.

      Pursuant to an Exchange Offer Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to use its best efforts to file and have declared effective an Exchange Offer Registration Statement with respect to an offer to exchange the 11 7/8% Notes for other notes of the Company with terms substantially identical to the 11 7/8% Notes. The Company also agreed to consummate such exchange offer on or prior to December 19, 2001. As a result of the Chapter 11 Filings by the Debtors on December 5, 2001, no interest payment was made when due on December 15, 2001, and the registration of the 11 7/8% Notes has not occurred.

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

      The Credit Agreement, as amended, contains certain financial covenants regarding interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations which were in effect during fiscal 2001 and fiscal 2000. The Company was in violation of certain of these covenants as of January 31, 2001. For purposes of the accompanying consolidated financial statements, all amounts outstanding with respect to the Credit Agreement, the Senior Notes and the Senior Subordinated Notes outstanding at January 31, 2002 are classified as liabilities subject to compromise as of January 31, 2002.

Trade Securitization Agreement

      In April 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and continued to sell on an ongoing basis, a portion of their accounts receivables to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and continued to transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and continued to sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has no retained interest in the receivables sold. The Company had collection and administrative responsibilities with respect to all the receivables that are sold.

      This trade securitization agreement expired on May 1, 2001. The Company did not replace the agreement. From the expiration date to the date of the Chapter 11 Filings, the Company financed the amount of receivables previously sold under the securitization agreement with its revolving credit facility. The impact of the discontinued securitization program had an adverse impact on liquidity of approximately $71.6 million during fiscal 2001.

Other Liquidity Matters

      During the third quarter of fiscal 2001, the Company sold its interest in its Canadian joint venture for cash proceeds of $9.5 million. In the fourth quarter of fiscal 2001, the Company sold its tire and wheel assembly business and its agricultural products business for cash proceeds of approximately $11.0 million and $5.5 million, respectively.

      The Company received net cash proceeds of $10.1 million during fiscal 2001 in connection with the early termination of all of its cross-currency interest rate swap agreements. As such, the Company held no cross-currency interest rate swap agreements at January 31, 2002. The proceeds received reduced the fair market value of the agreements recorded at the time of the early terminations resulting from accounting for mark-to-market adjustments during the terms of the agreements. The Company received cash in the amount of $26.4 million and $9.7 million during fiscal years 2000 and 1999, respectively, in connection with the early termination of various other cross-currency interest rate swap agreements.

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

Cash Flows

      The Company’s operations provided $2.7 million in cash during fiscal 2001 compared to a use of $6.8 million during fiscal 2000. This increase is primarily due to the working capital improvements during the year which exceeded the effect of lower operating profits.

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

      Since the Chapter 11 Filings, the Company’s operating cash flows have been and are expected in the future to be impacted by, among other things, (i) the need to fund the significant professional fees and other costs directly related to the Chapter 11 Filings, (ii) the cash requirements for the closure and restructuring of certain facilities, and (iii) the rate and level of post-petition trade credit available to the Company. The amount of interest paid should be substantially less due to the effect of the stay on payment of pre-petition obligations.

      Capital expenditures for fiscal 2001 were $133.8 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates that capital expenditures for fiscal 2002 will be approximately $100.0 million relating primarily to maintenance and cost reduction programs and to meet demand for new vehicle platforms.

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

Foreign Exchange

      The Company has global operations and thus makes investments and enters into transactions in various foreign currencies. In order to minimize the risks associated with global diversification, the Company first seeks to internally net foreign exchange exposures, and uses derivative financial instruments to hedge any remaining net exposure. The Company uses forward foreign currency exchange contracts on a limited basis to reduce the earnings and cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled. In addition, the Company has occasionally entered into cross currency interest rate swaps to hedge a portion of its investments in Europe. The currency effects of these swaps are reflected in the cumulative translation adjustments component of other accumulated comprehensive income, where they offset the gain or loss associated with the investments in Europe.

      The Company periodically analyzes the impact of foreign exchange fluctuations on earnings and has determined that, at January 31, 2002, a 10% increase or decrease in foreign exchange rates would not have a material effect on earnings.

Interest Rates

      The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt, and certain specific interest rate cap agreements. At January 31, 2002, approximately 43% of the Company’s debt was variable rate debt. The Company believes that a 10% increase or decrease in the interest rate on variable rate debt could affect earnings by approximately $6.8 million.

Commodities

      The Company relies upon the supply of certain raw materials and other inputs in its production process and has entered into firm purchase commitments for aluminum and steel. The Company manages the exposures associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company uses forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding. The Company had no forward contracts during the years ended January 31, 2002 and 2001.

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

      The value of the Company’s consolidated assets and liabilities located outside the United States (which are translated at period end exchange rates) and income and expenses (which are translated using average rates prevailing during the period) have been affected by the translation values, particularly the Euro and the Brazilian Real. Such translation adjustments are reported as a separate component of stockholders’ equity. Foreign exchange rate fluctuations could have an increased impact on the Company’s reported results of operations. However, due to the self-sustaining nature of the Company’s foreign operations (which maintain their own credit facilities, enter into borrowings and swap agreements and incur costs in their respective local currencies), the Company believes it can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, the Company has, from time to time, entered into certain foreign currency swap arrangements.

      The Company’s net sales are continually affected by pressure from its major customers to reduce prices. The Company’s emphasis on reduction of production costs, increased productivity and improvement of production facilities has enabled the Company to respond to this pressure.

Critical Accounting Policies

     Asset impairment losses and other restructuring charges

      The Company’s consolidated statements of operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its long lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the underlying goodwill and then the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as an asset impairment or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the consolidated statements of operations.

      The Company believes that the Chapter 11 Filings in December 2001 and the ongoing comprehensive review of all of its operations as part of formulating its plan or plans of reorganization in order to emerge from Chapter 11 will take some time to complete. As discussed above and in the notes to the Company’s consolidated financial statements included herein, a number of decisions have occurred or other factors have indicated that these types of charges are required to be currently recognized. As the review continues during the Company’s reorganization, there can be no assurance that there will not be additional charges based on future events and that the additional charges would not have a materially adverse impact on the Company’s financial position and results of operations.

     Valuation allowances on deferred income tax assets

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at January 31, 2002 to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations. As a result of management’s assessment, a valuation allowance was recorded at January 31, 2002 and 2001. In view of the substantial doubt regarding the Company’s ability to continue as a going concern, the Company determined that it could not conclude that it was more likely than not that the benefits of certain deferred income tax assets would be realized. The valuation allowance recorded by the Company fully reserves for all domestic and certain foreign net deferred tax assets.

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

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be reviewed for impairment annually, rather than amortized into earnings. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. Amortization of goodwill will cease upon adoption of the Statement by the Company on February 1, 2002. At that valuation date, the Company will test goodwill for impairment, and any losses will be recognized as a cumulative effect of a change in accounting principle. Other acquired identifiable intangible assets having estimable useful lives will be separately stated from goodwill, and will continue to be amortized over their estimated useful lives. As of February 1, 2002, the Company had unamortized goodwill and other intangible assets of approximately $833.5 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $26.4 million, $27.4 million and $27.5 million for fiscal 2001, 2000 and 1999, respectively. The Company believes it will incur a significant write-down in the value of its goodwill upon adoption of SFAS No. 142.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors

      The Board of Directors of the Company is currently authorized to consist of eleven directors divided into three classes (Class 1, Class 2 and Class 3) serving staggered three-year terms. The Company’s By-Laws require that the three classes be as nearly equal in number as possible. Class 1 is composed of three directors and Classes 2 and 3 are each composed of four directors. There is currently one vacancy on the Board of Directors for a Class 1 Director and one vacancy for a Class 2 Director.

      Shareholders owning approximately 75% of the outstanding Common Stock of the Company are parties to a stockholders agreement (the “Stockholders Agreement”) which provides, among other things, that the Board of Directors shall consist of eleven members and that certain of these stockholders will vote their shares of Common Stock so that the Board of Directors of the Company will be comprised of the Chief Executive Officer of the Company (currently, Curtis J. Clawson), four designees of Joseph Littlejohn & Levy Fund II, L.P. (“JLL Fund II”) (currently, Paul S. Levy, Jeffrey C. Lightcap and David Y. Ying), one designee of TSG Capital Fund II, L.P. (“TSG”) (currently, Cleveland A. Christophe), two designees of Marianne Lemmerz, Horst Kukwa-Lemmerz, Inge Kruger-Pressl and Renate Kukwa-Lemmerz (collectively, the “Lemmerz Shareholders”) (currently, Horst Kukwa-Lemmerz and Wienand Meilicke), and three individuals determined by the Board who are not affiliated with the Company or any of the parties to the Stockholders Agreement other than one member that may be affiliated with CIBC WG Argosy Merchant Fund 2, L.L.C. (“Argosy”) (currently, John S. Rodewig and Ranko Cucuz). The Stockholders Agreement also provides, among other things, for certain transfer restrictions and registration rights for the stockholder parties thereto.

      Except as described above, there are no arrangements or understandings between any director and any other person pursuant to which he was selected as a director. The following are brief biographies of each of the directors:

      Curtis J. Clawson is 42 years old. He is a Class 2 Director and has been a director of the Company since August 2001. He has been Chairman of the Board of Directors since September 2001. From November 1999 until August 2000, Mr. Clawson was the President and Chief Operating Officer of American National Can Group, Inc. From May 1998 until November 1999, Mr. Clawson was an Executive Vice President of

American National Can Group, Inc. From March 1995 until January 1998, Mr. Clawson was a Division President of AlliedSignal Inc.

      Cleveland A. Christophe is 56 years old. He is a Class 3 Director and has been a director of the Company since July 1996. Mr. Christophe has been a Managing Member of TSG Capital Group, L.L.C. since January 1995, a director and President of TSG Associates II, Inc. since January 1995, and Managing Member of TSG Associates III, L.L.C. since August 1998. Mr. Christophe is also a director of TSGVI Associates, Inc., Midwest Stamping, Inc., Urban Brands, Inc., Millennium Digital Media, L.L.C., Orbseal L.L.C. and TCP Holdings, Inc.

      Ron Cucuz is 58 years old. He is a Class 2 Director and has been a director of the Company since 1992. Mr. Cucuz is also a director of Cleveland-Cliffs Inc. and Lincoln Electric Holdings, Inc.

      Horst Kukwa-Lemmerz is 59 years old. He is a Class 1 Director and has been a director of the Company since June 1997. He was appointed as Vice Chairman of the Company’s Board of Directors and Chairman of the Board of Directors of HLI (Europe), Ltd. upon consummation of the Lemmerz Acquisition. Mr. Kukwa-Lemmerz is also the President, Chief Executive Officer and a director of Port Armor Investment and Development, Inc. and H.K.L., L.L.C.

      Paul S. Levy is 54 years old. He is a Class 3 Director and has been a director of the Company since July 1996. Mr. Levy has been a Senior Managing Director of Joseph Littlejohn and Levy (“JLL”), which is the managing general partner of JLL Fund II, from its inception in 1988. Mr. Levy has served as Chairman of the Board of Directors and Chief Executive Officer of Lancer Industries, Inc. since July 1989. Mr. Levy is also a director of Fairfield Manufacturing Company, Inc., New World Pasta Company, IASIS Healthcare Corp., Builders FirstSource, Inc., Motor Coach Industries International, Inc. and AdvancePCS.

      Jeffrey C. Lightcap is 43 years old. He is a Class 1 Director and has been a director of the Company since October 1997. He has been a Senior Managing Director of JLL since June 1997. From February 1993 until May 1997, Mr. Lightcap was employed by Merrill Lynch & Co., an investment banking firm, first as a Director and then, commencing in 1994, as a Managing Director. Mr. Lightcap is also a director of New World Pasta Company, IASIS Healthcare Corp. and Motor Coach Industries International, Inc.

      Wienand Meilicke is 56 years old. He is a Class 3 Director and has been a director of the Company since June 1997. Mr. Meilicke is an attorney admitted to practice in Bonn, Germany and has, during at least the last five years, been a partner of Meilicke Hoffmann & Partner, a law firm located in Bonn, Germany. Mr. Meilicke is also a member of the supervisory boards of WABCO Standard GmbH, JADO AG and Breuniger Beteilgungs GmbH.

      John S. Rodewig is 68 years old. He is a Class 3 Director and has been a director of the Company since December 1992. He served as President of Eaton Corporation from 1992 until his retirement on January 1, 1996. Mr. Rodewig also serves as a director of FKI plc.

      David Y. Ying is 47 years old. He is a Class 2 Director and has been a director of the Company since June 1997. Mr. Ying has been a Senior Managing Director of JLL since June 1997. From January 1993 until May 1997, Mr. Ying was a Managing Director of Donaldson Lufkin & Jenrette, an investment banking firm. Mr. Ying is also a director of New World Pasta Company, IASIS Healthcare Corp., Lancer Industries, Inc. and Builders FirstSource, Inc.

Officers

      The following table sets out the names and ages of each of the executive officers of the Company as of January 31, 2002, their positions as of that date, the date on which they were appointed to such positions and their business experience during the past five years. All positions shown are with the Company or its subsidiaries unless otherwise indicated. All executive officers are elected by the Board of Directors of the Company and serve at its pleasure. There are no family relationships among any of the executive officers and there is no arrangement or understanding between any of the executive officers and any other person pursuant to which he was selected as an officer.

			Date of
Name	Title	Age	Appointment	Experience

Curtis J. Clawson	President and Chief Executive Officer	42	August 2001	President and Chief Operating Officer of American National Can Group, Inc., November 1999 to August 2000; Executive Vice President of American National Can Group, Inc., May 1998 to November 1999; Division President, AlliedSignal Inc., March 1995 to January 1998.
Fred Bentley	Vice President — President, Commercial Highway and Aftermarket Services	36	October 2001	Managing Director, European Operations of Honeywell International, April 2001 to October 2001; General Manager of Heavy Duty Operations of Honeywell International, December 2000 to April 2001; Plant Manager of Honeywell International, August 1995 to December 2000.
Giancarlo Dallera	Vice President — President, European Wheels	55	March 2002	Vice President — President, European Cast Wheels, July 2001 to March 2002 Vice President — President, European Wheel Group, February 2000 to June 2001; Vice President — President, European Aluminum Wheels, October 1992 to January 2000; Chief Executive Officer and Chairman of the Board of Hayes Lemmerz, S.p.A., Hayes Lemmerz Barcelona S.A. and Hayes Lemmerz Belgie N.V. since June 1997; Managing Director, Director and General Manager of Hayes Lemmerz, S.p.A. since April 1990, 1985 and 1981, respectively; Managing Director of Hayes Lemmerz Barcelona S.A. since October 1992.
Michael J. Edie	Vice President — Materials and Logistics	52	November 2001	Independent consultant, September 1999 to October 2001; Senior Vice President — Distribution and Customer Logistics, Revlon, Inc., November 1993 to August 1999.

			Date of
Name	Title	Age	Appointment	Experience

Scott Harrison	Vice President — President, Suspension Components	37	October 2001	Vice President — General Manager of Lab Equipment Division, Fisher Scientific, January 2000 to October 2001; Director of Operations, Erico Corp., December 1997 to January 2000; Director of Spark Plug Operations, AlliedSignal Inc., January 1995 to November 1997.
Kenneth A. Hiltz	Chief Financial Officer and Chief Restructuring Officer	49	October 2001	Principal, Jay Alix & Associates, February 1991 to present; Senior Vice President, Joy Global, Inc. (formerly known as Harnischfeger Industries, Inc.), June 1999 to September 2001.
Larry Karenko	Vice President — Human Resources and Administration	52	February 1999	Vice President — Human Resources, October 1994 to January 1999.
Michael C. McGrath	Vice President — Industry Relations	57	October 2001	Vice President — President, Commercial Highway and Aftermarket Services, February 1994 to October 2001.
John Salvette	Vice President — Business Development	46	July 2001	Vice President — President, North American Components Group, February 2000 to June 2001; Vice President — Finance, Cast Components Group, February 1999 to January 2000; Vice President — Finance, Hayes European Operations, July 1997 to January 2000; Treasurer, February 1995 to June 1997.
Daniel M. Sandberg	Vice President — President, Automotive Brake Components and Powertrain Components	42	October 2001	Vice President — President, Automotive Brake Components, February 1999 to September, 2001; Vice President — International Operations, January 1997 to January 1999; Vice President — General Counsel, March 1994 to January 1999.
James L. Stegemiller	Vice President — President, North American Wheels	50	October 2001	Vice President — Operations, Arvin Meritor, Inc., September 2000 to October 2001; Vice President — Continuous Improvement, Arvin Meritor, Inc., June 1998 to August 2000; Vice President — General Motors Business Group, Arvin Industries, Inc., May 1994 to May 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and certain officers to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Copies of all such Section 16(a) reports are required to be furnished to the Company. These filing requirements also apply to holders of more than ten percent of the Company’s Common Stock. To the Company’s knowledge, based solely on a review of the copies of Section 16(a) reports furnished to the Company during fiscal year 2001, or written representations from certain reporting persons that no Forms 5 were required for those persons, all Section 16(a) filing requirements applicable to the Company’s officers and directors and beneficial owners of more than 10% of the Common Stock were complied with on a timely basis, except for the Form 5 filed by Curtis J. Clawson on or about April 12, 2002, to report options received on September 26, 2001 to purchase 400,000 shares of the Company’s Common Stock.

Item 11.     Executive Compensation

Director Compensation

      Directors who are not Company employees and who are not affiliated with certain of the parties to the Stockholders Agreement receive an annual retainer of $20,000, a fee of $1,000 for each Board or committee meeting attended and reimbursement of expenses incurred in attending Board and/or committee meetings. In fiscal year 2001, Messrs. Rodewig, Cucuz and Witt were the only directors of the Company who were paid for their participation as a director or member of a committee of the Board. Ray H. Witt served on the Board of Directors through June 14, 2001.

      Mr. Kukwa-Lemmerz is a designee on the Board of Directors of the Lemmerz Shareholders, who own an aggregate of 5,050,000 shares of Common Stock. In connection with the Lemmerz Acquisition, Mr. Kukwa-Lemmerz was elected as (i) Vice Chairman of the Company’s Board of Directors, (ii) a nonvoting member of the Compensation Committee, and (iii) Chairman of the Board of the Company’s subsidiary, HLI (Europe) Ltd. The Company also entered into consulting agreements (the “Consulting Agreements”) with Mr. Kukwa-Lemmerz and an affiliate of Mr. Kukwa-Lemmerz pursuant to which, among other things, (i) Mr. Kukwa-Lemmerz retired from all positions held with Lemmerz and its subsidiaries, (ii) the Company agreed to pay Mr. Kukwa-Lemmerz and his affiliate an aggregate of $500,000 annually during the five-year period for which consulting services will be provided, and (iii) the Company granted Mr. Kukwa-Lemmerz and his affiliate options to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $16 per share, such options to become exercisable at the rate of 20% annually on June 30, 1998 and each June 30th thereafter during the term of the Consulting Agreements.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of the Board of Directors during fiscal year 2001 were Messrs. Christophe, Rodewig and Ying. In addition, Messrs. Cucuz and Kukwa-Lemmerz attended one meeting of the Compensation Committee as non-voting members of the Committee. Mr. Clawson attended two meetings of the Compensation Committee as a non-voting member of the Committee. On June 30, 1997, the Company consummated the Lemmerz Acquisition in which the Lemmerz Shareholders, including Mr. Kukwa-Lemmerz, received $200 million in cash and five million shares of Series A Preferred Stock (which have subsequently converted into five million shares of Common Stock). In addition, in connection with the Lemmerz Acquisition, the Company entered into the Consulting Agreements with Mr. Kukwa-Lemmerz and an affiliate of Mr. Kukwa-Lemmerz. See “Director Compensation.”

     Executive Compensation

      This section provides summary information regarding the compensation of Mr. Clawson, the Chief Executive Officer and Mr. Cucuz, the former Chief Executive Officer, and the four most highly compensated officers other than Messrs. Clawson and Cucuz: Giancarlo Dallera, Vice President — President, European Wheels; James L. Stegemiller, Vice President — President, North American Wheels; Scott Harrison, Vice President — President, Suspension Components; and Fred Bentley, President — Vice President, Commercial Highway and Aftermarket Services (collectively, the “Named Executive Officers”).

     Salary and Bonus

      Messrs. Clawson, Stegemiller, Harrison and Bentley were hired by the Company in fiscal year 2001. Mr. Dallera received an increase in his salary and a performance bonus in fiscal year 2001. All of the Named

Executive Officers, other than Mr. Cucuz, received a retention bonus in fiscal year 2001. The following summary compensation table sets forth certain information concerning compensation for services in all capacities awarded to, earned by or paid to the Company’s Named Executive Officers for fiscal year 2001, fiscal year 2000 and fiscal year 1999.

Summary Compensation Table

					Long Term
					Compensation
		Annual Compensation
					Securities
	Fiscal			All Other	Underlying
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Options (#)

Clawson, Curtis J.(3)	2001	$377,502	$833,416	$187,287	1,400,000
Chief Executive Officer
Cucuz, Ranko(4)	2001	$503,360	—	$49,763
Chief Executive Officer	2000	$732,110	—	$179,237
	1999	$658,334	$764,968	$129,809
Dallera, Giancarlo(5)	2001	$293,087	$845,850	$—
Vice President — President,	2000	$293,574	$184,510	$—
European Wheels	1999	$285,750	$189,813	$—
Stegemiller, James L.(6)	2001	$106,875	$501,980	$17,225	125,000
Vice President — President,
North American Wheels
Harrison, Scott(6)	2001	$73,617	$300,879	$7,665	140,000
Vice President — President,
Suspension Components
Bentley, Fred(6)	2001	$72,226	$243,145	$8,810	90,000
Vice President — President,
Commercial Highway and
Aftermarket Services

(1)	For each Named Executive Officer, other than Mr. Cucuz, the amount earned for fiscal year 2001 constitutes, in whole or in part, a retention bonus. If the Named Executive Officer’s employment with the Company is terminated by the Company for cause or by the officer without good reason within three years from the date of his employment, the officer is required to repay to the Company a pro rata portion of the after-tax amount of the retention bonus. The retention bonus earned in fiscal year 2001 for Messrs. Clawson, Stegemiller, Harrison and Bentley is the sum of the tax withholding amount paid by the Company plus the after-tax amount of the retention bonus multiplied by a fraction, the numerator of which is the number of calendar days the officer was employed by the Company in fiscal year 2001 and the denominator of which is 1095. The bonus received by Mr. Clawson includes a performance bonus with respect to fiscal year 2001 of $190,000. The bonus received by Mr. Dallera consists of a retention bonus of $670,000 (covering an employment period of two years ending December 31, 2003) and a performance bonus with respect to fiscal year 2001 of $175,850. The total retention bonuses for Messrs. Clawson, Stegemiller, Harrison and Bentley are $1,200,000, $1,000,000, $600,000 and $600,000.

(2)	For each Named Executive Officer, consists of one or more of the following: matching contributions accrued under the Company’s retirement savings plan, contributions under the Company’s non-tax qualified supplemental employee retirement plan for the benefit of the Company’s executive officers based in the United States and reimbursement of moving expenses. Mr. Dallera is based in Italy and is not eligible to participate in the plans.

(3)	Mr. Clawson was appointed Chief Executive Officer of the Company on August 1, 2001. Mr. Clawson received grants of stock options to purchase 1,400,000 shares of the Company’s Common Stock. However, these grants of options are subject to shareholder approval. No such approval has been obtained and, as a result of the Chapter 11 Filings, it is unlikely that any such shareholder approval will be sought or obtained.

(4)	Mr. Cucuz served as Chief Executive Officer of the Company until August 1, 2001.

(5)	Mr. Dallera was appointed to his current position in March 2002. Prior to that time, Mr. Dallera was the Company’s Vice President — President, European Cast Wheels. Mr. Dallera’s salary is paid in Italian Lira and his bonus is paid in United States Dollars. The U.S. Dollar amount for Mr. Dallera’s salary was calculated using the exchange rate of 1 Lira = 0.000459 Dollars, which was the average exchange rate of such currency during fiscal year 2001.

(6)	Messrs. Stegemiller, Harrison and Bentley were appointed to their positions as officers of the Company on October 15, 2001, October 22, 2001 and October 22, 2001, respectively.

Stock Option Grants in Fiscal Year 2001

      Messrs. Stegemiller, Harrison and Bentley received grants of stock options in fiscal year 2001 in connection with their appointment as officers of the Company. The following table sets forth certain information respecting the grants of stock options to these individuals during fiscal year 2001:

					Potential Realizable
					Value at Assumed
					Annual Rates of
	Number of				Stock Price
	Securities	Percent of			Appreciation for
	Underlying	Options Granted	Per Share		Option Term(3)
Name of Optionee and	Options	to Employees in	Exercise of	Expiration
Type of Option(1)(2)	Granted	Fiscal Year 2001	Base Price	Date	5%	10%

Stegemiller, James L	125,000	22.7	1.47	10/15/11	115,559	292,850
Harrison, Scott	140,000	25.4	1.15	10/22/11	101,252	256,593
Bentley, Fred	90,000	16.3	1.15	10/22/11	65,091	164,952

(1)	The options granted in fiscal year 2001 vest and become fully exercisable in 20% annual increments, commencing on the first anniversary of the grant date, and continuing on each anniversary date thereafter, if the employee to whom the options were granted is still an employee of the Company. All of the options granted in fiscal year 2001. were granted under the Company’s 1996 Stock Option Plan and terminate ten years from the grant date

(2)	In addition to the options described above, Mr. Clawson received grants of stock options to purchase 1,400,000 shares of the Company’s Common Stock. However, these grants of options are subject to shareholder approval. No such approval has been obtained and, as a result of the Debtors’ Chapter 11 Filing, it is unlikely that any such shareholder approval will be sought or obtained.

(3)	Values are reported net of the option’s exercise price, but before taxes associated with exercise. These values are calculated using arbitrarily assumed rates of share price appreciation prescribed by the SEC. It is likely that the ultimate value of the options will be adversely affected by the Chapter 11 Filings of the Debtors. See “Recent Developments, Chapter 11 Filings” in Item 1 above.

Aggregate Option Exercises in Fiscal Year 2001 and January 31, 2002 Option Value

      The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by the Named Executive Officers as of January 31, 2002. This table also shows the value on that date of their “in-the-money” options, which is the positive spread between the exercise price of existing stock options and $.25 per share (the closing market price of the Common Stock on January 31, 2002). No options were exercised in fiscal year 2001 by any of the Named Executive Officers.

	Number of Securities	Value of Unexercised
	Underlying	in-the-Money
	Unexercised Options	Options at
	at January 31, 2002	January 31, 2002
	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable

Clawson, Curtis J.	0/0	$0/$0
Cucuz, Ranko	484,472/0	$0/$0
Dallera, Giancarlo	126,134/91,251	$0/$0
Stegemiller, James L.	0/125,000	$0/$0
Harrison, Scott	0/140,000	$0/$0
Bentley, Fred	0/90,000	$0/$0

Other Compensation and Benefits

      The Named Executive Officers receive medical, group life insurance and other benefits (including matching contributions under the Company’s 401(k) Plan) that are available generally to all of the Company’s salaried employees. The Named Executive Officers participate in the Company’s salaried employees pension plan, which is qualified under Section 401(a) of the Code and receive certain other perquisites. The Named Executive Officers based in the United States also participate in the Company’s supplemental employee retirement plan (which is not qualified under Section 401(a) of the Internal Revenue Code). Additional information regarding other compensation and benefits of the Named Executive Officers is described in the Summary Compensation Table set forth above.

Pension Plan

      The Company maintains a defined benefit pension plan covering all persons who were United States salaried employees of the Company and its subsidiaries on or before December 31, 1994. Pension income at normal retirement age is calculated by averaging the participant’s highest consecutive 60 months of compensation out of the final 120 months of compensation and providing 1% of the first $7,800 thereof and 1 1/3% of the remainder for each of the first 30 years of service, and 1/2% and 2/3% of such compensation, respectively, for each of the next 10 years of service. Benefits under the Company’s pension plan are limited by restrictions imposed by the Internal Revenue Code of 1986, as amended (the “Code”). Prior to the Company’s initial public offering in December 1992 (the “IPO”), the eligible United States salaried employees of the Company participated in a pension plan sponsored by K-H Corporation (“K-H”), which at the time was the parent corporation of the Company. In connection with the IPO, K-H transferred the assets and liabilities of its plan relating to participants employed in the Company’s wheel business to the Company’s pension plan, in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. Effective January 1, 1995, (1) certain provisions of the plan that had frozen final average compensation for purposes of the plan as of December 31, 1991, were rescinded, (2) no new participants may enter the plan and (3) for purposes of calculating benefits payable under the plan, no additional service may be credited under the plan; however, service continues to be credited under the plan for vesting purposes and to determine eligibility for retirement benefits under the plan. In addition, increases in compensation were recognized under the plan for purposes of determining pensions. On January 31, 2002, the plan was restated to comply with recent legislation and to freeze final average compensation.

      The following table illustrates the annual pension benefits payable from the Company’s defined benefit pension plan to a person in the specified earnings and years of service classifications at normal retirement date.

PENSION PLAN TABLE

	Years of Credited Service

Covered Compensation	10	15	20	25	30	35

$50,000	$6,407	$9,610	$12,813	$16,017	$19,220	$20,822
$100,000	$13,073	$19,610	$26,147	$32,683	$39,220	$42,488
$150,000	$19,740	$29,610	$39,480	$49,350	$59,220	$64,155
$200,000	$22,407	$33,610	$44,813	$56,017	$67,220	$72,823
$250,000	$22,407	$33,610	$44,813	$56,017	$67,220	$72,823
$300,000	$22,407	$33,610	$44,813	$56,017	$67,220	$72,823
$350,000	$22,407	$33,610	$44,813	$56,017	$67,220	$72,823
$400,000	$22,407	$33,610	$44,813	$56,017	$67,220	$72,823

      Base salary is the only compensation upon which benefits under this plan are determined.

      Mr. Cucuz, was a participant in the pension plan described above, and had covered compensation of $170,000 and four years of credited service (which amount was frozen as of December 31, 1994).

      The covered compensation amounts set forth above differ from the amounts set forth in the Summary Compensation Table because of limitations contained in the Code on compensation permitted to be used for pension plan purposes.

      The Pension Plan Table shows amounts that are payable in the form of a straight-life annuity; such amounts are not subject to offset for Social Security or any other payments.

      Effective January 1, 1995, the Company adopted a defined contribution pension plan for its United States salaried employees under which the Company contributes to a retirement account for each eligible employee 5% of his compensation up to the amount of the Social Security wage base ($80,400 in 2001) plus 8% of his compensation over the amount of the Social Security wage base. Compensation, for purposes of this plan, includes salary, bonus and commissions, but is limited to a maximum of $170,000 under provisions of the Code. The retirement account is invested at the direction and risk of the employee, who is entitled, subject to certain vesting requirements, to the contents of his account when his employment terminates, at retirement or otherwise. The Company does not assure the employee of the amount of his retirement benefit or the value of this account at any time.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements.

      The Company, through its subsidiary, Hayes Lemmerz, S.p.A. (“HLI Italy”), entered into an employment agreement with Mr. Dallera, dated February 1, 1993, as amended on June 6, 1996, that provides for his employment as General Manager of HLI Italy at an initial base salary which automatically increases annually following increases in an index commonly used to determine the cost of living increases for senior managers in Italy. For fiscal year 2001, Mr. Dallera’s base salary was $293,087 (translated from Italian Lira at the exchange rate of 1 Lira = 0.000459 US Dollars). Under this agreement, Mr. Dallera is entitled to all HLI Italy employee benefits; his annual bonus, however, is paid under the Company’s Short-Term Incentive Plan and based upon the criteria established for the other executive officers of the Company. The agreement expires by its terms on December 31, 2003, or in the event of Mr. Dallera’s death. Although Mr. Dallera was not entitled to an annual bonus under the Short-Term Incentive Plan due to the financial results of the Company as a whole, Mr. Dallera received an annual bonus in recognition of the strong financial performance of the European Wheels business unit in fiscal year 2001. Effective December 1, 2001, the Company entered into an amended and restated settlement agreement with Mr. Dallera, pursuant to which the Company paid Mr. Dallera a retention bonus. The retention bonus is discussed in more detail in Note 1 to the Summary Compensation Table above.

      The Company entered into separate agreements (the “Employment Agreements”) with Messrs. Clawson, Stegemiller, Harrison and Bentley (the “Covered Individuals”) in connection with their appointment as officers of the Company. Each Employment Agreement is for a continuous term of two years, extending one additional day for each day that the Covered Individual is employed by the Company. The initial annual salaries for Messrs. Clawson, Stegemiller, Harrison and Bentley are $755,000, $285,000, $265,000 and $200,000, respectively, to be reviewed annually, and may be increased, but not decreased, by the Compensation Committee of the Company’s Board of Directors. The Covered Individuals are entitled to be reimbursed for their reasonable out-of-pocket expenses, participate in the Company’s benefit plans and receive customary prerequisites. Mr. Clawson’s Employment Agreement provides that he will be nominated to serve on the Board of Directors of the Company.

      Pursuant to the Employment Agreements, the Covered Individuals are eligible to earn an annual bonus under the Company’s Short-Term Incentive Plan up to a maximum of 120% of their base salary (200% in the case of Mr. Clawson). Mr. Clawson is also eligible to receive a minimum bonus for fiscal year 2001 as described in the “Summary Compensation Table.” Each Covered Individual also received retention bonuses, as described in the “Summary Compensation Table,” and stock options, as described in “Stock Option Grants in Fiscal Year 2001.” Upon a change in control of the Company (as defined in the Employment Agreements), each Covered Individual is entitled to an immediate payment of all earned but unpaid compensation and a pro rata bonus payment for the current fiscal year under any bonus plan for which he is then eligible.

      The Employment Agreements provide that each Covered Individual whose employment with the Company is terminated during the term of the Employment Agreements (i) by the Company without cause, or (ii) by the Covered Individual with good reason, is entitled to receive: (a) earned but unpaid compensation, less any payment previously made in respect of such amount, (b) the product of the individual’s base salary, his bonus percentage and the fraction of the current fiscal year expired at the time of such termination, less any payments previously made in respect of such amounts upon such change of control, (c) one year’s base salary (two year’s salary and bonus (at 60% of base salary) in the case of Mr. Clawson). The Employment Agreements also provide that the Covered Individuals are entitled to have the Company (i) continue for up to one year all welfare benefit programs, such as medical and life, provided by the Company and its affiliated companies, (ii) pay or provide (two years in the case of Mr. Clawson) any other amounts incurred prior to the date of termination, or benefits required or permitted under any program or agreement of the Company, (iii) provide key executive level outplacement services, and (iv) transfer title to the Company vehicle used by the Covered Individual.

      In addition, the Employment Agreements provide that each Covered Individual whose employment with the Company is terminated on or following a change in control and during the term of the Employment Agreements, other than (i) by the Company for cause, (ii) by reason of death or disability, or (iii) by the Covered Individual without good reason, is entitled to receive: (a) earned but unpaid compensation, less any payment previously made in respect of such amount, (b) the product of the individual’s base salary, his bonus percentage and the fraction of the current fiscal year expired at the time of such termination, less any payments previously made in respect of such amounts upon such change of control, (c) two times the sum of (x) the individual’s base salary and (y) the product of his base salary and his bonus percentage (60% bonus percentage in the case of Mr. Clawson) and (d) one hundred thousand dollars ($100,000). The Employment Agreements also provide that the Covered Individuals are entitled to have the Company (i) continue for up to two years all welfare benefit programs, such as medical and life, provided by the Company and its affiliated companies, (ii) pay or provide any other amounts incurred prior to the date of termination, or benefits required or permitted under any program or agreement of the Company, (iii) provide key executive level outplacement services, and (iv) pay the Covered Individuals’ legal expenses relating to a dispute under the Employment Agreements.

      The Employment Agreements also contain provisions regarding termination of employment upon disability, death, and other certain circumstances. In addition, if any payments or benefits paid to the Covered Individuals under the Employment Agreements or any other plan, arrangement or agreement with the Company are subject to the federal excise tax on excess parachute payments or any similar state or local tax, or any interest or penalties are incurred with respect thereto, the Company will pay to the Covered Individuals an additional amount so that the net amount retained by the Covered Individuals after deduction or payment of those taxes will be as if no such tax, interest or penalty was imposed.

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

      In this report, unless otherwise noted, a person has sole voting and dispositive power for those shares shown as beneficially owned by him. Shares shown as beneficially owned by the Company’s executive officers include shares that they have the right to acquire by exercising options on or before 60 days from April 26, 2002 (the “Record Date”). The percentages shown below compare the person’s beneficially owned shares with the total number of shares of the Company’s Common Stock outstanding on the Record Date (28,455,995 shares).

      As of the Record Date, the outstanding Common Stock was held of record by 105 stockholders.

				Percentage of	Percentage of
				Ownership of	Ownership of
				Shares of	Shares of
				Common	Common
				Stock	Stock
Name and Address	Shares of			(excluding	(including
of Beneficial Owner	Common Stock		Warrants(1)	Warrants)(2)	Warrants)(3)

Joseph Littlejohn & Levy Fund II, L.P.	9,634,176		1,825,376	33.9%	36.9%
450 Lexington Avenue
Suite 3350
New York, New York 10017
TSG Capital Fund II, L.P.	2,812,500		67,500	9.9%	9.3%
177 Broad Street
12th Floor
Stamford, Connecticut 06901
CIBC WG Argosy Merchant Fund 2, L.L.C.	2,500,000	(4)	60,000	8.8%	8.2%
425 Lexington Avenue, Third Floor
New York, New York 10017
Horst Kukwa-Lemmerz	1,687,420	(5)	—	5.9%	5.4%
Friedrichsallee 14
D-53639 Königswinter, Germany
Renate Kukwa-Lemmerz	1,537,580	(6)	—	5.4%	5.0%
Friedrichsallee 14
D-53639 Königswinter, Germany

(1)	Each Warrant allows the holder thereof to acquire one share of Common Stock for a purchase price of $24.00. The Warrants are exercisable from July 2, 2000 through July 2, 2003.

(2)	Excludes options to purchase Common Stock held by certain officers and directors of the Company and also excludes Warrants to purchase 2,600,000 shares of Common Stock.

(3)	Excludes options to purchase Common Stock held by certain officers and directors of the Company, but includes Warrants to purchase 2,600,000 shares of Common Stock.

(4)	All of the shares of Common Stock owned by Argosy are Nonvoting Common Stock. Does not include 884,200 shares (3.1% of the Common Stock) owned by Canadian Imperial Holdings Inc. and 362,400 shares (1.3% of the Common Stock) owned by Caravelle Investment Fund, L.L.C. (“Caravelle”), both of whom are affiliates of Argosy; Argosy disclaims beneficial ownership of all such shares.

(5)	Consists of 1,687,420 shares of Common Stock owned by Mr. Kukwa-Lemmerz and an affiliated entity which he controls. Does not include 1,537,580 shares of Common Stock owned by Renate Kukwa-Lemmerz, his wife. Mr. Kukwa-Lemmerz disclaims beneficial ownership of all shares of Common Stock owned by his wife.

(6)	Does not include 1,687,420 shares of Common Stock owned by Horst Kukwa-Lemmerz, her husband. Mrs. Renate Kukwa-Lemmerz disclaims all beneficial ownership of all shares of Common Stock owned by her husband.

Security Ownership of Management and the Board of Directors

      The following table sets forth, as of the Record Date, without giving effect to the Warrants, the beneficial ownership of the Company’s Common Stock by each of the Directors and the Named Executive Officers of the Company and by the Directors and executive officers of the Company as a group:

Number of
Name of Beneficial Owner	Shares(1)(2)

Clawson, Curtis J.	—
Cucuz, Ranko	536,426
Dallera, Giancarlo	147,198
Stegemiller, James L.	—
Harrison, Scott	—
Bentley, Fred	—
Christophe, Cleveland A.(3)	—
Kukwa-Lemmerz, Horst(4)	3,225,000
Levy, Paul S.(5)	9,634,176
Lightcap, Jeffrey(5)	9,634,176
Meilicke, Wienand	200
Rodewig, John S.	1,810
Ying, David Y.(5)	9,634,176
All directors and executive officers as a group (19 persons)	13,544,810

(1)	Includes the following shares of Common Stock issuable upon the exercise of options granted under the Company’s 1992 Stock Incentive Plan (the “1992 Plan”) and the 1996 Plan which are exercisable within 60 days of the Record Date (assuming that no additional options vest during that period) and shares of Common Stock purchased under the Company’s 401(k) Plan:

	Issuable Upon	Issuable Upon
	Exercise of Options	Exercise of Options	Purchased
	Granted Under	Granted Under	Under
Name	1992 Plan	1996 Plan	401(K) Plan

Clawson, Curtis J.	—	—	—
Cucuz, Ranko	180,300	304,172	2,864
Dallera, Giancarlo	65,300	60,834	—
Stegemiller, James L.	—	—	—
Harrison, Scott	—	—	—
Bentley, Fred	—	—	—
All directors and executive officers as a group	307,700	553,760	12,004

(2)	In each case, except as to Messrs. Kukwa-Lemmerz, Levy, Lightcap and Ying and “all directors and executive officers as a group,” less than 1% of the outstanding shares of Common Stock.

(3)	Mr. Christophe is associated with TSG, which owns 9.9% of the Common Stock of the Company; Mr. Christophe disclaims any beneficial ownership of such Common Stock.

(4)	Consists of 1,687,420 shares of Common Stock owned by Mr. Kukwa-Lemmerz and an affiliated entity which he controls and 1,537,580 shares of Common Stock owned by Renate Kukwa-Lemmerz, his wife. The shares owned by Mr. Kukwa-Lemmerz and Renate Kukwa-Lemmerz represent 11.3% of the outstanding Common Stock. Mr. Kukwa-Lemmerz disclaims beneficial ownership of all shares of Common Stock owned by his wife.

(5)	Messrs. Levy, Lightcap and Ying are all associated with JLL Fund II, which owns 33.9% of the Common Stock of the Company. Messrs. Levy, Lightcap and Ying are general partners of JLL Associates II, L.P., the general partner of JLL Fund II, and, as a result, each of them may be deemed to beneficially own all of the shares of Common Stock of JLL Fund II.

      As of the Record Date, all directors and executive officers of the Company as a group may be deemed to beneficially own approximately 47.6% of the outstanding Common Stock.

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

      (a) 1. Financial Statements for fiscal 2001, 2000, and 1999

      The following financial statements of the registrant are filed herewith as part of this report:

(1) Independent Auditors’ Report

(2) Consolidated Statements of Operations for the years ended January 31, 2002, 2001 and 2000

(3) Consolidated Balance Sheets at January 31, 2002 and 2001

(4) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended January 31, 2002, 2001 and 2000

(5) Consolidated Statements of Cash Flows for the years ended January 31, 2002, 2001 and 2000

(6) Notes to Consolidated Financial Statements

      2. Financial Statement Schedules for fiscal 2001, 2000 and 1999

      Schedule II Valuation and Qualifying Accounts.

      All other schedules are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

      3. Exhibits

(D)	2.1	Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and MWC Holdings, Inc. (“Holdings”).
(G)	2.2	Purchase Agreement, dated as of June 6, 1997, among the Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and the shareholders of Lemmerz Holding GmbH.
(L)	2.3	Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL — CMI Holding Co., CMI International, Inc. and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust Agreement dated December 2, 1981, as amended and restated.
(E)	3.1	Restated Certificate of Incorporation of the Company and Certificate of Correction thereof.
(E)	3.2	Amended and Restated By-Laws of the Company.

(E)	3.3	Certificate of Merger of Holdings into the Company, filed with the Secretary of State of Delaware on July 2, 1996.
(J)	3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
(U)	3.5	Amendment to the Amended and Restated By-Laws of the Company dated August 1, 2001.
(A)	4.1	Reference is made to Exhibits 3.1 and 3.2.
(D)	4.6	Form of Subscription Agreement between the Company and the New Investors.
(H)	4.7	Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.8	Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp., Merrill Lynch Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co. Inc. and Salomon Brothers Inc.
(I)	4.9	Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.10	Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp. and Merrill Lynch Pierce Fenner & Smith Incorporated.
(M)	4.11	Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and The Bank of New York, a New York banking corporation, as Trustee.
(M)	4.12	Registration Rights Agreement, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchasers.
(N)	4.13	Indenture, dated as of June 15, 2001, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and BNY Midwest Trust Company, as Trustee.
(N)	4.14	Registration Rights Agreement, dated as of June 22, 2001, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and Credit Suisse First Boston Corporation and CIBC World Markets Corp., as the Initial Purchasers.
(A)	10.2	Tax Sharing Agreement among the Company, Kelsey-Hayes Company and K-H.
(B)	10.3	Conveyance and Transfer Agreement, dated as of December 15, 1992, between the Company and Kelsey-Hayes Company.
(A)	10.5	Michigan Workers’ Compensation Claims Payment Guarantee between the Company and Kelsey-Hayes Company.
(A)	10.6	1992 Incentive Stock Option Plan.
(A)	10.7	Long-Term Savings Plan.
(A)	10.8	Non-competition Agreement between the Company and Varity Corporation.
(A)	10.9	Employment Agreement, dated February 1, 1993, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(C)	10.13	Project Funds Agreement, dated November 12, 1993, between Hayes Wheels Autokola NH, a.s. (“Autokola”), the Company and International Finance Corporation (“IFC”).
(C)	10.14	Fee Clawback Agreement, dated November 12, 1993, between Autokola, the Company and IFC.
(C)	10.15	Subordination Agreement, dated November 12, 1993, between Autokola, Nova Hut a.s., the Company and IFC.
(C)	10.16	Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(A)	10.17*	Employee Benefits Agreement.
(E)	10.22	Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit B to the Stockholders’ Agreement filed as Exhibit 2.2).

(F)	10.23*	First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(G)	10.24	Consulting Agreement, dated as of June 6, 1997, between the Company and H.K.L., L.L.C.
(G)	10.25	Consulting Agreement, dated as of June 6, 1997, between the Company and Horst Kukwa-Lemmerz.
(H)	10.26	Amended and Restated Stockholders’ Agreement, dated as of June 30, 1997, among the Company, Joseph Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and TSG Capital Fund II, L.P. and the shareholders of Lemmerz Holding GmbH.
(M)	10.29	Third Amended and Restated Credit Agreement, dated as of February 3, 1999 (the “Credit Agreement”), among the Company, as Borrower, the several banks and other financial institutions from time to time Parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
(O)	10.30	Amendment No. 2 to Credit Agreement dated December 8, 2000.
(O)	10.31	Form of Severance Agreement, dated June 15, 2000, between the Company and certain of its officers.
(P)	10.32	Amendment No. 3 and Consent to Credit Agreement dated March 9, 2001.
(Q)	10.33	Amendment No. 4 to Credit Agreement dated April 20, 2001.
(R)	10.34	Amendment No. 5 and Consent to Credit Agreement dated June 15, 2001.
(S)	10.35	B Term Loan Agreement, dated as of July 2, 2001 (the “B Term Agreement”), among the Company, the lenders parties thereto, Credit Suisse First Boston, as joint lead arranger and as joint book manager for the term loan facility established by the B Term Agreement, and as syndication agent for the Lenders under the Agreement (as defined in the B Term Agreement) and co-lead arranger, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders under the Agreement and co-lead arranger, and as joint lead arranger and joint book manager for the term loan facility established by the B Term Agreement.
(T)	10.36	Revolving Credit and Guaranty Agreement, dated as of December 17, 2001 (the “DIP Credit Agreement”), among the Company, certain subsidiaries of the Company, the lenders parties thereto, CIBC World Markets Corp., as lead arranger, Bank of America, N.A. and Salomon Smith Barney, Inc., as syndication agents, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders.
(T)	10.37	First amendment to the DIP Credit Agreement, dated as of January 15, 2002.
(U)	10.38*	Amended and Restated Employment Agreement between the Company and Curtis J. Clawson dated September 26, 2001.
(U)	10.39*	Form of Employment Agreement between the Company and certain of its officers.
(V)	10.40*	Amended and Restated Settlement Agreement between the Company and Giancarlo Dallera dated December 1, 2001.
(V)	12	Computation of Ratios.
(V)	21	Subsidiaries of the Company.
(V)	23	Consent of KPMG LLP.
(V)	24	Powers of Attorney.

LEGEND FOR EXHIBITS

(A)	Incorporated by reference from the Company’s Registration Statement No. 33-53780 on Form S-l, filed with the SEC on October 27, 1992, as amended.

(B)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal Year Ended January 31, 1993, filed with the SEC.

(C)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(D)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(E)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(F)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1997, filed with the SEC.

(G)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.

(H)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(I)	Incorporated by reference from the Company’s Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(J)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(K)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998, filed with the SEC.

(L)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(M)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(N)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 22, 2001, filed with the SEC.

(O)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC.

(P)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 16, 2001, filed with the SEC.

(Q)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 2001, filed with the SEC.

(R)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 21, 2001, filed with the SEC.

(S)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 2001, filed with the SEC.

(T)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the Fiscal Year Ended January 31, 2001, filed with the SEC.

(U)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the SEC.

(V)	Filed herewith.

*	Denotes a compensatory plan, contract or arrangement.

      The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

      (b) Reports on Form 8-K

      During the fiscal quarter ended January 31, 2002, the Company filed Current Reports on Form 8-K with the SEC on December 6, 2001 and December 13, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2002.

HAYES LEMMERZ INTERNATIONAL, INC.

By:

/s/ KENNETH A. HILTZ

Kenneth A. Hiltz
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CURTIS J. CLAWSON* Curtis J. Clawson	Chairman of the Board of Directors, Chief Executive Officer, President and Director	May 1, 2002

/s/ KENNETH A. HILTZ Kenneth A. Hiltz	Chief Financial Officer and Chief Restructuring Officer	May 1, 2002

/s/ HERBERT S. COHEN Herbert S. Cohen	Chief Accounting Officer	May 1, 2002

/s/ CLEVELAND A. CHRISTOPHE* Cleveland A. Christophe	Director	May 1, 2002

Ranko Cucuz	Director

Horst Kukwa-Lemmerz	Director

/s/ PAUL S. LEVY* Paul S. Levy	Director	May 1, 2002

/s/ JEFFREY C. LIGHTCAP* Jeffrey C. Lightcap	Director	May 1, 2002

Wienand Meilicke	Director

/s/ JOHN S. RODEWIG* John S. Rodewig	Director	May 1, 2002

Signature		Title	Date

/s/ DAVID Y. YING* David Y. Ying		Director	May 1, 2002

By:	/s/ PATRICK CAULEY Patrick Cauley	Attorney-in-fact

HAYES LEMMERZ INTERNATIONAL, INC.

(Debtor-in-Possession as of December 5, 2001)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Hayes Lemmerz International, Inc.:

      We have audited the accompanying consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2002. In connection with the audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14(a)2. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements and the related consolidated financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, on December 5, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This matter raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements and related consolidated financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Detroit, Michigan

May 1, 2002

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2002	2001	2000

	(Millions of dollars,
	except per share amounts)
Net sales	$2,039.1	$2,168.2	$2,295.1
Cost of goods sold	1,907.4	1,911.6	1,915.7

Gross profit	131.7	256.6	379.4
Marketing, general and administration	100.5	100.1	88.9
Engineering and product development	21.8	16.6	21.6
Amortization of intangible assets	26.4	27.4	27.5
Equity in (earnings) losses of joint ventures	0.9	4.4	(1.2)
Asset impairments and other restructuring charges	141.6	127.7	3.7
Loss on investment in joint venture	3.8	1.5	—
Other expense (income), net	(0.5)	(10.7)	(3.3)
Reorganization items	47.8	—	—

Earnings (loss) from operations	(210.6)	(10.4)	242.2
Interest expense, net (excluding $18.7 million not accrued on liabilities subject to compromise at January 31, 2002)	175.2	163.5	153.3

Earnings (loss) before taxes on income, minority interest and extraordinary gain	(385.8)	(173.9)	88.9
Income tax provision	10.3	9.7	38.3

Earnings (loss) before minority interest and extraordinary gain	(396.1)	(183.6)	50.6
Minority interest	3.3	2.6	3.0

Earnings (loss) before extraordinary gain	(399.4)	(186.2)	47.6
Extraordinary gain, net of tax	2.7	—	—

Net income (loss)	$(396.7)	$(186.2)	$47.6

Basic net income (loss) per share:
Earnings (loss) before extraordinary gain	$(14.03)	$(6.24)	$1.57
Extraordinary gain, net of tax	0.09	—	—

Basic net income (loss) per share	$(13.94)	$(6.24)	$1.57

Diluted net income (loss) per share:
Earnings (loss) before extraordinary gain	$(14.03)	$(6.24)	$1.51
Extraordinary gain, net of tax	0.09	—	—

Diluted net income (loss) per share	$(13.94)	$(6.24)	$1.51

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2002	2001

	(Millions of dollars,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$45.2	$—
Receivables net of allowance of $5.9 million at January 31, 2002 and $8.5 million at January 31, 2001	266.2	248.8
Inventories	155.2	217.3
Deferred tax assets	16.2	21.9
Prepaid expenses and other	20.1	16.8

Total current assets	502.9	504.8
Property, plant and equipment, net	965.4	1,104.8
Deferred tax assets	14.9	21.5
Goodwill and other assets	874.9	972.8

Total assets	$2,358.1	$2,603.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank borrowings	$25.1	$79.6
Current portion of long-term debt	14.5	1,613.7
Accounts payable and accrued liabilities	232.0	491.6

Total current liabilities	271.6	2,184.9
Long-term debt, net of current portion	83.5	94.6
Deferred tax liabilities	55.0	68.7
Pension and other long-term liabilities	275.2	266.9
Minority interest	11.8	10.6
Liabilities subject to compromise	2,121.0	—
Commitments and contingencies Stockholders’ deficit:
Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.01 per share:
Voting — authorized 99,000,000; 27,708,419 and 27,707,919 issued at January 31, 2002 and 2001, respectively; 25,806,969 and 25,806,469 outstanding at January 31, 2002 and 2001, respectively	0.3	0.3
Nonvoting — authorized 5,000,000; issued and outstanding, 2,649,026 at January 31, 2002 and 2001	—	—
Additional paid in capital	235.1	235.1
Common stock in treasury at cost, 1,901,450 shares	(25.7)	(25.7)
Accumulated deficit	(542.4)	(145.7)
Accumulated other comprehensive loss	(127.3)	(85.8)

Total stockholders’ deficit	(460.0)	(21.8)

Total liabilities and stockholders’ deficit	$2,358.1	$2,603.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)
Years Ended January 31, 2002, 2001, 2000

						Accumulated
	Common Stock				Retained	Other
			Additional		Earnings	Comprehensive
		Par	Paid-in	Treasury	(Accumulated	Income
	Shares	Value	Capital	Stock	Deficit)	(Loss)	Total

	(Millions of dollars, except share amounts)
Balance at January 31, 1999	30,324,235	$0.3	$231.1	$—	$(7.1)	$(9.1)	$215.2
Net income	—	—	—	—	47.6	—	47.6
Currency translation adjustment	—	—	—	—	—	(74.7)	(74.7)
Minimum pension liability adjustment	—	—	—	—	—	2.3	2.3

Comprehensive loss							(24.8)
Issuance of common stock	500	—	—	—	—	—	—
Exercise of options	14,860	—	0.2	—	—	—	0.2
Employee stock awards	14,450	—	0.1	—	—	—	0.1

Balance at January 31, 2000	30,354,045	$0.3	$231.4	$—	$40.5	$(81.5)	$190.7
Net loss	—	—	—	—	(186.2)	—	(186.2)
Currency translation adjustment	—	—	—	—	—	(4.1)	(4.1)
Minimum pension liability adjustment	—	—	—	—	—	(0.2)	(0.2)

Comprehensive loss							(190.5)
Issuance of common stock	500	—	—	—	—	—	—
Exercise of options	2,400	—	—	—	—	—	—
Purchase of treasury stock	(1,757,700)	—	—	(23.7)	—	—	(23.7)
Settlement of common stock subject to put agreement	(143,750)	—	3.7	(2.0)	—	—	1.7

Balance at January 31, 2001	28,455,495	$0.3	$235.1	$(25.7)	$(145.7)	$(85.8)	$(21.8)
Net loss	—	—	—	—	(396.7)	—	(396.7)
Currency translation adjustment	—	—	—	—	—	(6.1)	(6.1)
Minimum pension liability adjustment	—	—	—	—	—	(35.4)	(35.4)

Comprehensive loss							(438.2)
Issuance of common stock	500	—	—	—	—	—	—

Balance at January 31, 2002	28,455,995	$0.3	$235.1	$(25.7)	$(542.4)	$(127.3)	$(460.0)

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2002	2001	2000

	(Millions of dollars)
Cash flows from operating activities:
Net income (loss)	$(396.7)	$(186.2)	$47.6
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation and tooling amortization	130.0	124.7	108.3
Amortization of intangibles	26.4	27.4	27.5
Amortization of deferred financing fees	7.4	6.5	6.5
Increase (decrease) in deferred taxes	(1.4)	23.4	20.2
Asset impairments and other restructuring charges	141.6	127.7	3.7
Loss on investment in joint venture	3.8	1.5	—
Minority interest	3.3	2.6	3.0
Reorganization items	47.8	—	—
Equity in (earnings) losses of joint ventures	0.9	4.4	(1.2)
Extraordinary gain	(2.7)	—	—
Loss (gain) on disposal of assets/business	7.2	—	(8.0)
Changes in operating assets and liabilities that increase (decrease) cash flows, net of liabilities subject to compromise:
Receivables	41.7	10.8	(45.6)
Inventories	56.7	(28.2)	7.8
Prepaid expenses and other	(3.6)	(8.3)	15.3
Accounts payable and accrued liabilities	(36.5)	(94.7)	95.6
Other long-term liabilities	(17.9)	(18.4)	(29.8)
Payments for reorganization items	(5.3)	—	—

Cash provided by (used for) operating activities	2.7	(6.8)	250.9

Cash flows from investing activities:
Purchase of property, plant and equipment	(133.8)	(157.1)	(196.3)
Tooling expenditures	(13.2)	(18.1)	(6.5)
Increased investment in majority-owned subsidiary	—	(7.2)	—
Purchase of businesses, net of cash acquired	—	(6.4)	(630.3)
Net proceeds from termination of cross-currency swap agreements	10.1	26.4	9.7
Proceeds from disposal of assets/business	20.5	—	39.0
Other, net	(14.7)	(9.5)	(45.1)

Cash used for investing activities	(131.1)	(171.9)	(829.5)

Cash flows from financing activities:
Proceeds from borrowings under DIP facility	1.0	—	—
Increase in bank borrowings and revolving facility	238.5	272.4	484.6
Proceeds from refinancing, net of related fees	435.4	—	—
Repayment of bank borrowings and revolving facility from refinancing	(381.3)	—	—
Repayment of long-term debt from refinancing	(36.6)	—	—
Net proceeds from payments on accounts receivable securitization	(71.6)	(91.4)	89.6
Purchase of treasury stock	—	(25.7)	—
Proceeds from the sale of common stock, net and stock options exercised	—	—	0.2
Fees to obtain DIP facility	(7.9)	—	—
Fees to amend Credit Agreement	(2.7)	—	(16.5)

Cash provided by financing activities	174.8	155.3	557.9

Effect of exchange rate changes on cash and cash equivalents	(1.2)	(2.5)	(4.7)

Increase (decrease) in cash and cash equivalents	45.2	(25.9)	(25.4)
Cash and cash equivalents at beginning of year	—	25.9	51.3

Cash and cash equivalents at end of year	$45.2	$—	$25.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 31, 2002, 2001 and 2000

(1) Description of Business and Chapter 11 Filings

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

      The Company was founded in 1908. From 1908 through 1992, the Company’s operations were predominately in the automotive wheel, brake and commercial highway businesses. In 1992, the non-wheel businesses and assets of the Company, particularly its automotive brake systems business and assets, were transferred to, and certain liabilities related thereto were assumed by, a wholly owned subsidiary of the Company, Kelsey-Hayes Company (“Kelsey-Hayes”), the capital stock of which was then transferred by the Company to its sole stockholder as an extraordinary dividend and the Company consummated an initial public offering of its common stock. Since 1992, the Company’s operations have been diversified through acquisitions and internal growth.

      The Company has made three major acquisitions since 1992. On July 2, 1996, the Company consummated a series of transactions pursuant to which Motor Wheel Corporation (“Motor Wheel”) became a wholly owned subsidiary of the Company. On June 30, 1997, the Company acquired Lemmerz Holding GmbH (“Lemmerz”) (the “Lemmerz Acquisition”). Lemmerz was founded in 1919 and was the leading full-line wheel supplier in Europe. On February 3, 1999, the Company acquired CMI International, Inc. (“CMI”). CMI was a leading full service supplier of wheel-end attachments, aluminum structural components and powertrain components to the automotive industry.

      The Company is a leading supplier of wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. In addition, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components and aluminum non-structural components for the automotive, commercial highway, heating and general equipment industries. Approximately 54% of the Company’s fiscal 2001 total sales consisted of sales to General Motors, Ford and DaimlerChrysler on a worldwide basis.

Chapter 11 Filings

      On December 5, 2001, Hayes Lemmerz International, Inc., 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the “Debtors”) filed voluntary petitions for reorganization relief (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Filings are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-11490-MFW.

      During the pendency of these Filings, the Debtors remain in possession of their properties and assets and management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court, after notice and the opportunity for a hearing.

      The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition liabilities, such as employee wages, benefits, and certain customer, vendor and freight program related payments. In addition, the

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Parties with claims against the Debtors, including, among other things, claims for damages resulting from the rejection of executory contracts or unexpired leases, may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. Proofs of claims generally must be filed with the Bankruptcy Court by the later of (a) June 3, 2002, which is the general claims bar date established by the Bankruptcy Court in the Debtors’ cases, or (b) the date that is thirty days after entry of an order approving the rejection.

      All liabilities subject to compromise are subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Under a confirmed plan of reorganization, most all unsecured pre-petition claims may be paid at amounts substantially less than their allowed amounts. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate resolution with respect to allowed claims is not presently ascertainable. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors.

      The consummation of a plan or plans of reorganization is the principal objective of the Chapter 11 Filings. A plan of reorganization sets forth the means for satisfying claims against and interests in the Debtors, including the liabilities subject to compromise. Generally, pre-petition liabilities are subject to settlement under such a plan or plans of reorganization, which must be voted upon by certain creditors and approved by the Bankruptcy Court. Pursuant to an Order of the Bankruptcy Court in the Debtors’ cases, the Debtors have the exclusive right through September 3, 2002 to submit a plan or plans of reorganization. Such exclusive period may be lengthened (or shortened) by Bankruptcy Court order pursuant to the request of the Debtors or a party-in-interest. The Debtors have retained Lazard Freres & Co. LLC, as financial advisors and investment bankers for the purpose of providing financial advisory and investment banking services during the Chapter 11 reorganization process.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

security holders if certain requirements of the Bankruptcy Code are met. There can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated.

      Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, when the Company will file a plan or plans of reorganization with the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery, if any, to shareholders will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings, and the value of the equity represented by that stock could be substantially diluted or canceled.

      Reorganization items as reported in the accompanying fiscal 2001 consolidated statement of operations are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. During fiscal 2001, reorganization items were as follows (millions of dollars):

Write-off of deferred financing costs related to prepetition domestic borrowings	$38.9
Professional fees directly related to the filing	9.0
Interest earned during Chapter 11 reorganization proceedings	(0.1)

Total	$47.8

      The net cash payments made during fiscal 2001 with respect to the reorganization items listed above were $5.3 million.

      The condensed financial statements of the debtors are presented in Note 20, “Condensed Combined Financial Statements.”

(2) Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

      As discussed in Note 1, the Company filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2001. The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” and on a going concern basis. Continuing as a going concern contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. The accompanying consolidated financial statements do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company’s recent history of significant losses, deficit in stockholders’ equity and issues related to non-compliance with debt covenants, raise substantial doubt about the Company’s ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the Company’s formulation of a plan of reorganization that is confirmed by the Bankruptcy Court, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations. SOP 90-7 requires the segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization of the Company.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Significant Accounting Policies

      A summary of the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s investments in joint ventures are accounted for under the equity method. Financial position and results of operations for these joint venture entities as of, and for the twelve months ended January 31, 2002, 2001 and 2000, respectively, were not material to the consolidated financial statements of the Company. Balance sheet amounts for the Company’s international subsidiaries are as of December 31. The results of operations of the Company’s international subsidiaries included in the consolidated statements of operations are for the twelve month period ended December 31.

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

      Expenditures for maintenance, repairs and minor replacements of $86.2 million, $91.7 million and $78.8 million for the years ended January 31, 2002, 2001 and 2000, respectively, were charged to expense as incurred.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles

      Goodwill arising from business acquisitions is amortized using the straight-line method over 40 years. Patents and other intangibles are amortized over their estimated lives.

Impairment of Long-lived Assets

      The Company reviews the carrying value of long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell (see Note 12).

Research and Development Costs

      Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 2002, 2001 and 2000, were approximately $10.5 million, $14.3 million and $14.1 million, respectively.

Financial Instruments

      The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank borrowings, variable rate long-term debt, and other liabilities approximate market value, as interest rates vary with market rates. The fair value of fixed-rate debt is discussed in Note 9.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has significant investments in foreign subsidiaries. The majority of these investments are in Europe wherein the Euro is the functional currency. As a result, the Company is exposed to fluctuations in exchange rates between the Euro and the U.S. Dollar. To reduce this exposure, the Company entered into cross-currency interest rate swap agreements. At January 31, 2001, the Company held $275 million notional amount of cross-currency interest rate swaps, which are recorded in the accompanying consolidated balance sheet at fair value of approximately $0.4 million. The fair value of the Company’s cross-currency interest rate swaps is the estimated amount the Company would receive or pay to terminate the agreement based on third party market quotes. During fiscal 2001, the Company received net cash in the amount of $10.1 million in connection with the early termination of all cross-currency interest rate swap agreements. These payments reduced the fair market value recorded by the Company resulting from accounting for mark-to-market adjustments during the terms of the agreements. The Company held no cross-currency interest rate swaps at January 31, 2002.

      The Company records the gain or loss on the derivative financial instruments designated as hedges of the foreign currency exposure of its net investment in foreign operations as currency translation adjustments in accumulated other comprehensive loss to the extent the hedges are effective. The gain or loss on the hedging instruments offset the change in currency translation adjustments resulting from translating the foreign operations’ financial statements from their respective functional currency to the Dollar. In fiscal 2001, the Company recorded a loss of $7.5 million on the instruments designated as hedges in accumulated other comprehensive loss. As these derivative financial instruments were accounted for as qualifying hedges prior to adoption of SFAS No. 133, no transition adjustment was recorded at the date of adoption.

Foreign Currency Translation

      Translation of assets and liabilities of subsidiaries denominated in foreign currencies are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive loss section of Stockholders’ Deficit. Foreign currency gains and losses resulting from transactions in foreign currencies are included in results of operations.

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

      No provision is necessary for future United States taxes on the undistributed portion of the Company’s equity in earnings of foreign affiliates, since it is anticipated that the unremitted earnings will be permanently invested for growth and expansion. However, if as a result of actions that may be taken under a plan or plans of reorganization, certain undistributed profits of foreign affiliates are remitted to the United States, no provision for United States taxes is expected to be necessary because of the Company’s tax loss carryforward position and full valuation allowance in the United States.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Cash Flows

      For purposes of reporting cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The following is additional information to the Consolidated Statements of Cash Flows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2002	2001	2000

Cash paid for interest	$113.2	$171.2	$149.7
Cash paid for income taxes	11.9	15.7	15.4
Non-cash financing activity:
Note issued to repurchase stock	—	5.3	—

Stock-Based Compensation

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” and discloses pro forma net income (loss) and pro forma earnings (loss) per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS No. 123.

Earnings per Share

      Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants, so long as they are not anti-dilutive.

      Shares outstanding for the years ended January 31, 2002, 2001 and 2000, were as follows (thousands of shares):

	2002	2001	2000

Weighted average shares outstanding	28,456	29,585	30,335
Dilutive effect of options and warrants	—	—	1,177

Diluted shares outstanding	28,456	29,585	31,512

      For the years ending January 31, 2002 and 2001, all options and warrants were excluded from the calculation of diluted earnings (loss) per share as the effect was anti-dilutive due to the net loss reflected in fiscals 2001 and 2000. For the years ending January 31, 2002, 2001 and 2000, approximately 5.8 million, 5.8 million and 0.6 million shares attributable to options and warrants were excluded from the calculation of diluted earnings (loss) per share as the effect was anti-dilutive.

      During fiscal 2000, a put agreement on the Company’s common stock was settled for $1.7 million less than the amount originally recorded. For purposes of computing earnings (loss) per share, this $1.7 million is included as an offset in calculating the net loss available for common shareholders in fiscal 2000.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The components of accumulated other comprehensive loss were as follows (millions of dollars):

	January 31,	January 31,
	2002	2001

Currency translation adjustment	$(85.3)	$(79.2)
Minimum pension liability adjustment, net of income tax of zero	(42.0)	(6.6)

	$(127.3)	$(85.8)

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

     Asset impairment losses and other restructuring charges

      The Company’s consolidated statements of operations reflect an element of operating expenses described as asset impairment losses and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its tangible and intangible assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the tangible and intangible assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the underlying goodwill and then the book value of the impaired long-lived assets to their estimated fair values. The related charges are recorded as asset impairment losses or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the accompanying consolidated statements of operations.

      The Company believes that the Chapter 11 Filings in December 2001 and the ongoing comprehensive review of all of its operations as part of formulating its plan or plans of reorganization in order to emerge from Chapter 11 will take some time to complete. A number of decisions have occurred or other factors have indicated that these types of charges are required to be currently recognized (see Note 12). As the review continues during the Company’s reorganization, there can be no assurance that there will not be additional charges based on future events and that the additional charges would not have a materially adverse impact on the Company’s financial position and results of operations.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

(3) Acquisitions

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

(4) Inventories

      The major classes of inventory are as follows (millions of dollars):

	January 31,	January 31,
	2002	2001

Raw materials	$38.7	$49.7
Work-in-process	39.2	60.1
Finished goods	41.4	72.4
Spare parts and supplies	35.9	35.1

Total	$155.2	$217.3

(5) Property, Plant and Equipment

      The major classes of property, plant and equipment are as follows (millions of dollars):

	January 31,	January 31,
	2002	2001

Land	$29.9	$31.2
Buildings	240.6	248.7
Machinery and equipment	1,063.3	1,134.9

	1,333.8	1,414.8
Accumulated depreciation	(368.4)	(310.0)

Property, plant and equipment, net	$965.4	$1,104.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Goodwill and Other Assets

      Goodwill and other assets consist of the following (millions of dollars):

	January 31,	January 31,
	2002	2001

Goodwill and other intangibles	$822.4	$873.6
Unamortized debt issuance costs	7.2	34.2
Investments in joint ventures	5.0	19.5
Other	40.3	45.5

Total	$874.9	$972.8

      Goodwill and other intangibles are presented net of accumulated amortization of $146.4 million and $120.0 million at January 31, 2002 and 2001, respectively. In accordance with SOP 90-7, $38.9 million in unamortized debt issuance costs were written off in connection with the Chapter 11 Filings, and are included in reorganization items on the accompanying statement of operations.

(7) Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities exclude any amounts that are classified as liabilities subject to compromise (see Note 10), and consist of the following (millions of dollars):

	January 31,	January 31,
	2002	2001

Accounts payable	$125.9	$353.7
Employee costs	27.9	29.9
Accrued interest	0.3	6.1
Other accrued liabilities	77.9	101.9

Total	$232.0	$491.6

(8) Taxes on Income

      The components of pre-tax income (loss), including extraordinary items, are as follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2002	2001	2000

United States	$(405.0)	$(209.8)	$37.8
Foreign	19.2	35.9	51.1

	$(385.8)	$(173.9)	$88.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The (benefit) provision for taxes on income is summarized as follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2002	2001	2000

Current:
Federal and State	$2.4	$2.0	$(3.3)
Foreign	10.8	10.5	16.0

	13.2	12.5	12.7
Deferred:
Federal and State	—	(6.2)	23.8
Foreign	(1.4)	3.4	1.8

	(1.4)	(2.8)	25.6

Taxes on income	11.8	9.7	38.3
Extraordinary items (see Note 9)	1.5	—	—

Taxes on income excluding extraordinary items	$10.3	$9.7	$38.3

      A reconciliation of taxes computed at the statutory 35% rate to the actual provision for taxes on income follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2002	2001	2000

Federal taxes computed at statutory rate	$(135.0)	$(60.9)	$31.1
Increase (decrease) resulting from:
State taxes (benefits)	(11.2)	(3.9)	(2.1)
Tax benefit from net operating loss and various tax credit carryforwards	—	(2.9)	(1.8)
Effective tax rate differential on earnings of consolidated foreign affiliates	2.7	(3.7)	2.4
Permanent differences resulting from non-deductible goodwill	8.8	11.6	6.9
Change in valuation allowance	141.3	71.6	—
All other items	3.7	(2.1)	(1.8)

Income tax expense	$10.3	$9.7	$38.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. The cumulative tax effect of the major items follows (millions of dollars):

	January 31,	January 31,
	2002	2001

Deferred tax assets attributable to:
Nondeductible accrued liabilities	$55.2	$54.1
Net operating loss and tax credit carry forwards	263.2	156.5
Pension	7.3	7.3
Inventory	13.5	4.9
Other	5.8	16.6

Total gross deferred tax assets	345.0	239.4
Less valuation allowance	(232.6)	(91.3)

Net deferred tax assets	112.4	148.1
Deferred tax liabilities attributable to:
Fixed assets, principally due to differences in depreciation	(99.4)	(142.2)
Intangibles	(20.0)	(20.8)
Other	(16.9)	(10.4)

Total gross deferred tax liabilities	(136.3)	(173.4)

Net deferred tax liabilities	$(23.9)	$(25.3)

      The Company has domestic operating loss carryforwards of approximately $533.0 million expiring in years 2005 through 2023, foreign net operating loss carryforwards of approximately $121.6 million which may be carried forward indefinitely, general business tax credit carryforwards of approximately $2.2 million expiring in years 2003 through 2022, and alternative minimum tax credit carryforwards of approximately $6.7 million which do not expire. The carryforwards are based upon tax returns as currently filed or as anticipated to be filed and are subject to change based upon the Company’s detailed analysis for tax purposes. The Company’s tax returns are subject to periodic audit by the various jurisdictions in which it operates. These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the NOL’s, which are available to offset future income. Implementation of a plan or plans of reorganization under Chapter 11 may reduce the availability of some or all of the Company’s net operating loss carryforwards and other tax attributes, and may reduce the tax basis of long-lived assets.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at January 31, 2002 to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations.

      As a result of management’s assessment, a valuation allowance of $232.6 million and $91.3 million was recorded at January 31, 2002 and 2001, respectively. In view of the substantial doubt regarding the Company’s ability to continue as a going concern, the Company determined as of January 31, 2002 and 2001 that it could no longer conclude that it was more likely than not that the benefits of certain deferred income tax assets would be realized, and accordingly, increased the valuation allowance in fiscal 2001 and fiscal 2000 by $141.3 million and $71.6 million, respectively.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Bank Borrowings and Long-Term Debt

      Bank borrowings consist of short-term notes of the Company’s foreign subsidiaries, bearing interest at rates ranging from 2.25% to 10.75%.

      Long-term debt consists of the following (millions of dollars):

	January 31,	January 31,
	2002	2001

DIP Facility	$1.0	$—
Bank term loan facility maturing February 3, 2005, weighted average interest rates of 7.0% and 8.9% at January 31, 2002 and 2001	176.8	385.3
Bank revolving credit facility maturing through 2005, weighted average interest rates of 8.4% and 8.9% at January 31, 2002 and 2001	572.1	313.3
Various foreign bank and government loans maturing through 2006, weighted average interest rates of 6.0% and 7.7% at January 31, 2002 and 2001	97.0	109.7
8 1/4% Senior Subordinated Notes due 2008	224.3	250.0
9 1/8% Senior Subordinated Notes due 2007	389.1	400.0
11% Senior Subordinated Notes due 2006	239.4	250.0
11 7/8% Senior Notes due 2006	300.0	—

	1,999.7	1,708.3
Less current portion not subject to compromise	14.5	1,613.7
Less liabilities subject to compromise	1,901.7	—

Long-term debt	$83.5	$94.6

DIP Facility

      On December 17, 2001, the Company entered into a Revolving Credit and Guaranty Agreement among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders as parties thereto, CIBC World Markets Corp., as lead arranger, Bank of America, N.A. and Salomon Smith Barney, Inc., as syndication agents, and Canadian Imperial Bank of Commerce, as administrative agent for the lenders (the “DIP Agreement”). Pursuant to the DIP Agreement, the Company has access to a revolving credit facility (the “DIP Facility”) not to exceed $200 million with a sub-limit of $15 million for letters of credit. The Company received Bankruptcy Court approval for the DIP Agreement on December 21, 2001 (on an interim basis) and on January 28, 2002 (on a final basis). The DIP Facility is scheduled to terminate on the earlier of (a) the date of the substantial consummation of a Plan of Reorganization and (b) June 5, 2003 (eighteen months after the date of the Chapter 11 Filings discussed in Note (1). As of April 30, 2002, the Company had no outstanding cash borrowings and had obtained $5.3 million in letters of credit pursuant to the DIP Facility.

      On January 15, 2002, the Company and the initial lenders under the DIP Agreement entered into a First Amendment to the DIP Agreement. This First Amendment finalized the terms of the borrowing base formula of eligible assets which is used to calculate the amounts which the Company is able to borrow under the DIP Facility. The amount available under the facility as of April 30, 2002, after taking into account the aforementioned borrowings and letters of credit, was $104.0 million.

      Proceeds of loans made under the DIP Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries, generally as set forth in the Company’s budget and otherwise as permitted under the DIP Agreement and approved by the Bankruptcy Court. The DIP

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Beginning January 31, 2002, the DIP Facility requires compliance with monthly minimum consolidated and domestic EBITDA tests and limits on capital expenditures. In addition to the foregoing financial covenants, the DIP Agreement imposes certain other restrictions on the Company and its subsidiaries, with respect to their ability to incur liens, enter into mergers, incur indebtedness, give guarantees, make investments, pay dividends or make other distributions and dispose of assets.

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

Credit Agreement

      On February 3, 1999, the Company entered into a third amended and restated credit agreement, as further amended, (the “Credit Agreement”). Pursuant to the Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. The Company and all of its existing and future material domestic subsidiaries guarantee such term loan and revolving credit facilities. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, then owned or subsequently acquired, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of the Company’s existing and future foreign subsidiaries. As of January 31, 2002, there was

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$176.8 million outstanding under the term loan facilities that represents the total amount available under the facility. At January 31, 2002, there was $572.1 million outstanding under the revolving credit facility. As a result of the Debtors’ Chapter 11 Filings, all additional availability under the Credit Agreement has been terminated, although letters of credit amounting to approximately $11.4 million remain outstanding.

      Borrowings under the Credit Agreement bear interest at one of the following rates as selected by the Company: (i) the rate per annum equal to the British Bankers’ Association London interbank offered rates (“LIBOR” and “DMBO” in the case of U.S. Dollar and Deutsche Mark debt, respectively) plus the applicable margin or (ii) the CIBC Alternate Base Rate (“ABR”), plus the applicable margin. The CIBC ABR is defined as the highest of (i) the CIBC prime rate or (ii) the Federal Funds rate plus  1/2% or (iii) a certificate of deposit-based rate plus 1%. The weighted average interest rate on borrowings under the Credit Agreement was 7.5% at January 31, 2002. In addition, the Company pays a commitment fee on the unused portion of the revolving credit facility which was at a rate of 0.5% at January 31, 2002. As discussed in note 10, the Company is continuing to record interest accruing on its prepetition borrowings under the Credit Agreement.

Senior Subordinated Notes

      In connection with the acquisition of CMI, the Company issued the 8 1/4% Notes, which are redeemable at the Company’s option at specified prices, in whole or in part, at any time on or after December 15, 2003. The 8 1/4% Notes are guaranteed by certain of the Company’s domestic subsidiaries but are subordinated to the Credit Agreement. In connection with previous acquisitions, the Company issued the 9 1/8% and 11% senior subordinated notes which are guaranteed by certain of the Company’s domestic subsidiaries but are subordinated to the Credit Agreement. These notes become redeemable at the Company’s option and at specific prices five years before the respective due dates of the notes. Due to the uncertainty resulting from the Chapter 11 Filings by the Debtors, the fair value of all of the Company’s senior subordinated notes as of January 31, 2002 is not presently determinable.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B Term Loan. These aggregate net proceeds totaled $435.4 million and were used as follows (millions of dollars):

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

      In connection with the repurchase of the senior subordinated notes at a discount, the Company recorded an extraordinary gain of $10.6 million. This gain was offset by $0.9 million of unamortized deferred financing costs written off as a result of the repurchase. Further, in connection with the B Term refinancing and permanent reduction of the Credit Agreement, the Company recorded an extraordinary loss of $5.5 million for the write-off of unamortized deferred financing costs associated with the Credit Agreement. These extraordinary items are reflected net of tax of $1.5 million on the accompanying consolidated statement of operations. As a result, the deferred tax asset valuation allowance was reduced by a corresponding amount with the benefit included in Income tax provision on the consolidated statement of operations included herein.

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

      The 11 7/8% Notes rank equally to all other existing and future senior debt but are effectively subordinated to the borrowings under the Credit Agreement. The 11 7/8% Notes are effectively subordinated to all liabilities (including trade and intercompany obligations) of the Company’s subsidiaries which are not guarantors of the Credit Agreement and the B Term Loan. The indenture governing the 11 7/8% Notes provide for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The indenture also provides that a holder of the 11 7/8% Notes may, under certain circumstances, have the right to require that the Company repurchase such holder’s 11 7/8% Notes upon a change of control of the Company. The 11 7/8% Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally by the Company’s material domestic subsidiaries. Due to the uncertainty resulting from the Chapter 11 Filings by the Debtors, the fair value of the Company’s 11 7/8% Notes as of January 31, 2002 is not presently determinable.

      Pursuant to an Exchange Offer Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to use its best efforts to file and have declared effective an Exchange Offer Registration Statement with respect to an offer to exchange the 11 7/8% Notes for other notes of the Company with terms substantially identical to the 11 7/8% Notes. The Company also agreed to consummate such exchange offer on

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or prior to December 19, 2001. As a result of the Chapter 11 Filings by the Debtors, no interest payment was made when due on December 15, 2001, and the registration of the 11 7/8% Notes has not occurred.

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

      The Credit Agreement, as amended, contains certain financial covenants regarding interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations which were in effect during fiscal 2001 and fiscal 2000. The Company was in violation of certain of these covenants as of January 31, 2001. For purposes of these consolidated financial statements, all amounts outstanding with respect to the Credit Agreement, the Senior Notes and the Senior Subordinated Notes outstanding at January 31, 2002 are classified as liabilities subject to compromise as of January 31, 2002.

Trade Securitization Agreement

      In April 1998, the Company entered into a three-year trade securitization agreement pursuant to which the Company and certain of its subsidiaries sold, and continued to sell on an ongoing basis, a portion of their accounts receivable to a special purpose entity (“Funding Co.”), which is wholly owned by the Company. Accordingly, the Company and such subsidiaries, irrevocably and without recourse, transferred and continued to transfer substantially all of their U.S. dollar denominated trade accounts receivable to Funding Co. Funding Co. then sold and continued to sell such trade accounts receivable to an independent issuer of receivable-backed commercial paper. The Company has no retained interest in the receivables sold. The Company had collection and administrative responsibilities with respect to all receivables that were sold.

      This trade securitization agreement expired May 1, 2001. The Company did not replace the agreement. From the expiration date to the date of the Chapter 11 Filings, the Company financed the amount of receivables previously sold under the securitization agreement with its revolving credit facility. The impact of the discontinued securitization program had an adverse impact on liquidity of approximately $71.6 million during fiscal 2001.

(10) Liabilities Subject to Compromise

      The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company’s records (see Notes 1 and 13). Additional pre-petition claims may arise from rejection of additional executory contracts or

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unexpired leases by the Company. Under a confirmed plan of reorganization, all pre-petition claims may be paid and discharged at amounts substantially less than their allowed amounts.

Recorded Liabilities

      On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of January 31, 2002, consisted of the following (millions of dollars):

Accounts payable and accrued liabilities, principally trade	$155.2
Credit Agreement:
Term loans	176.8
Revolving facility	572.1
Accrued interest	13.4
Senior Notes and Senior Subordinated Notes:
Face value	1,152.8
Accrued interest	50.7

Total	$2,121.0

      The Bankruptcy Code generally disallows the payment of interest that would otherwise accrue postpetition with respect to unsecured or undersecured claims. The Company has continued to record interest expense accruing postpetition with respect to the Credit Agreement because the Company currently estimates that such accrued interest will be an allowed claim as part of a plan or plans of reorganization. The amount of such interest recorded at January 31, 2002 was $13.4 million and has been classified as a liability subject to compromise in the accompanying consolidated balance sheet.

      As discussed in Note 9, the DIP Facility provides for the postpetition cash payment at certain intervals of interest and fees accruing postpetition under the Company’s prepetition credit agreements if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries.

      The Company has not continued to record interest expense accruing postpetition with respect to the Senior Notes and the Senior Subordinated Notes because the Company cannot currently reasonably estimate the amount of such interest, if any, that will be an allowed claim as part of a plan or plans of reorganization. The amount of such interest accruing postpetition that has not been recorded at January 31, 2002 was $18.7 million. If it is determined that such interest is allowable as a claim, the amount might include some or all interest accruing from the date of the Chapter 11 Filing. The recorded amount of prepetition accrued interest was $50.7 million, which has been classified as a liability subject to compromise in the accompanying consolidated balance sheet at January 31, 2002.

Contingent Liabilities

      Contingent liabilities of the Debtors as of the Chapter 11 Filing date are also subject to compromise. The Company is a party to litigation matters and claims that are normal in the course of its operations. Generally, litigation related to “claims,” as defined by the Bankruptcy Code, is stayed. Also, as a normal part of their operations, the Company’s subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. The outcome of the bankruptcy process on these matters cannot be predicted with certainty. (See Note 13.)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Pension Plans and Postretirement Benefits Other Than Pensions

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

      In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on an October 31 measurement date, in millions of dollars) as of January 31:

	North American Plans

					International Plans
	Pension Benefits		Other Benefits		Pension Benefits

	2002	2001	2002	2001	2002	2001

Change in Benefit Obligation:
Benefit obligation at beginning of year	$150.1	$160.5	$102.3	$118.4	$89.3	$97.2
Service cost	0.4	0.4	0.1	0.2	0.8	1.0
Interest cost	11.4	11.8	7.8	8.4	5.1	5.6
Amendments	1.6	(0.1)	0.1	—	—	—
Special termination benefits	3.8	2.6	—	—	—	—
Actuarial loss (gain)	22.7	(7.7)	56.6	(10.1)	7.0	(3.4)
Benefits paid	(16.2)	(17.4)	(16.7)	(14.6)	(5.2)	(6.0)

Benefit obligation at end of year	$173.8	$150.1	$150.2	$102.3	$97.0	$(94.4)

Change in Plan Assets:
Fair value of plan assets at beginning of year	$170.6	$165.9	$—	$—	$8.7	$9.7
Actual return on plan assets	(14.1)	21.7	—	—	0.4	0.5
Company contributions	0.6	0.7	—	—	0.6	0.1
Benefits paid	(17.0)	(17.7)	—	—	(0.3)	(1.1)

Fair value of plan assets at end of year	$140.1	$170.6	$—	$—	$9.4	$9.2

Funded Status:
Funded status of plan	$(33.7)	$20.5	$(150.2)	$(102.3)	$(87.6)	$(85.2)
Unrecognized net actuarial (gain) loss	25.9	(27.0)	50.4	(6.5)	10.9	4.5
Unrecognized prior service cost	3.1	1.6	5.0	5.5	—	—
Intangible asset	(3.1)	—	—	—	—	—
Adjustment to recognize additional minimum liability	(24.8)	(1.0)	—	—	(10.6)	(5.6)
Employer contributions	—	—	1.9	1.6	—	—

Accrued benefit cost	$(32.6)	$(5.9)	$(92.9)	$(101.7)	$(87.3)	$(86.3)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North American Plans

					International Plans
	Pension Benefits		Other Benefits		Pension Benefits

	2002	2001	2002	2001	2002	2001

Amount recognized in Consolidated Balance Sheet:
Accrued benefit cost	$(4.7)	$(4.9)	$(92.9)	$(101.7)	$(76.7)	$(80.7)
Intangible asset	(3.1)	—	—	—	—	—
Accumulated other comprehensive income (loss)	(24.8)	(1.0)	—	—	(10.6)	(5.6)

Net amount recognized	$(32.6)	$(5.9)	$(92.9)	$(101.7)	$(87.3)	$(86.3)

      The projected benefit obligation, accumulated projected benefit obligation (“APBO”) and fair value of plan assets for the benefit plans with accumulated benefit obligations in excess of plan assets for the North American plans were $173.8 million, $102.3 million and $140.1 million, respectively, as of January 31, 2002, and $150.1 million, $118.4 million and $170.6 million, respectively, as of January 31, 2001. The components of net periodic benefit costs included in operating results for the years ended January 31, are as follows (millions of dollars):

	North American Plans						International Plans

	Pension Benefits			Other Benefits			Pension Benefits

	2002	2001	2000	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost (income):
Service cost	$0.4	$0.4	$0.2	$0.1	$0.2	$0.2	$0.8	$0.6	$0.8
Interest cost	11.4	11.8	11.1	7.8	8.4	8.2	5.1	4.9	5.4
Expected return on plan assets	(14.7)	(14.3)	(12.9)	—	—	—	—	—	—
Net amortization and deferral	3.3	3.3	0.6	0.2	0.5	0.4	0.2	—	—
Curtailment gains	—	—	—	0.1	—	—	—	—	—

Net pension cost (income)	$0.4	$1.2	$(1.0)	$8.2	$9.1	$8.8	$6.1	$5.5	$6.2

      On January 31, 2002, the Company modified the North American defined benefit plan to comply with recent legislation and to freeze final average compensation.

      The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above were as follows:

	North American Plans

					International Plans
	Pension Benefits		Other Benefits		Pension Benefits

	2002	2001	2002	2001	2002	2001

Weighted average assumptions:
Discount rate	7.00%	8.00%	7.00%	8.00%	5.50%	6.00%
Expected return on plan assets	9.00%	9.00%	N/A	N/A	5.00%	5.00%
Rate of compensation increase	4.75%	4.75%	N/A	N/A	2.10%	2.10%

      At January 31, 2002, the assumed annual health care cost trend rate used in measuring the APBO approximated 10.5% declining to 4.5% in years 2006 and thereafter. Increasing the assumed cost trend rate by 1% each year would have increased the APBO and service/interest cost components by approximately $11.1 million and $0.5 million, respectively, for fiscal 2001. Decreasing the assumed cost trend rate by 1% each

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year would have decreased the APBO and service/interest cost components by approximately $9.7 million and $0.5 million, respectively, for fiscal 2001.

      The Company also has contributory employee retirement savings plans covering substantially all of its employees. The employer contribution is determined at the discretion of the Company and totaled approximately $16.9 million, $16.5 million and $7.7 million for the years ended January 31, 2002, 2001 and 2000, respectively.

(12) Asset Impairments and Other Restructuring Charges

      Asset impairments and other restructuring charges recorded by the Company during fiscal 2001, 2000 and 1999 are as follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2002	2001	2000

Impairment of manufacturing facilities	$88.9	$44.2	$—
Impairment of machinery and equipment	32.1	68.5	—
Severance and other restructuring costs	20.6	15.0	3.7

Total	$141.6	$127.7	$3.7

Impairment of Manufacturing Facilities

      The Company recorded impairment losses totaling $88.9 million due primarily to certain manufacturing facilities and related long-lived assets.

      As a consequence of the notifications received in April 2001 by the Company from certain customers of its Petersburg, Michigan manufacturing facility regarding significantly lower future product orders and the failure to obtain adequate customer support required to relocate production, management revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to the Petersburg facility and, accordingly, recognized an impairment charge of $28.5 million in the first quarter of fiscal 2001.

      During the third quarter of fiscal 2001, the Company recognized asset impairment losses of $3.2 million. Of these losses, the discontinuance of the Company’s Equipment and Engineering business located in Montague, Michigan represented $2.3 million, and the abandonment of a greenfield project in Thailand represented $0.9 million.

      The Company recognized an asset impairment loss of $42.7 million related to the announced closure of its Bowling Green, Kentucky facility during the fourth quarter of fiscal 2001. This facility will operate through mid-summer 2002 to service existing contracts and assist in transitioning production, which will be fully absorbed by the Company’s fabricated steel wheel manufacturing facility located in Sedalia, Missouri. The decision to close the plant was based on the weak economy, the tightened domestic auto industry and changing market requirements, which have resulted in reduced demand for fabricated steel wheels. The rationalization of the Company’s fabricated wheel manufacturing capacity will allow it to reduce overhead and manufacturing costs in North America.

      During the fourth quarter of fiscal 2001, the Company also recognized asset impairment losses of $6.1 million related to its fabricated wheel facility located in Königswinter, Germany. This charge was recorded as part of a multiple year restructuring program to upgrade and improve the Company’s international fabricated wheel operations. The Company transferred production of certain products to its facilities located in

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Czech Republic and in India and further consolidated passenger car and commercial wheel production within an adjacent facility located in Königswinter, Germany.

      During the fourth quarter of fiscal 2001, the Company recognized an asset impairment loss of $8.4 million at its foundry located in Maulbronn, Germany. The Company commenced a plan of action to market this facility for sale during the fourth quarter. The result of the marketing process has indicated that the Company is not likely to realize any proceeds from the sale of this business. Consequently, the Company wrote down its investment in net fixed assets and other long-lived assets to its fair market value.

      The Company wrote down the net carrying value of long-lived assets discussed above to their estimated fair values based on discounted cash flow calculations or appraisals.

Impairment of Machinery and Equipment

      During fiscal 2001, the Company recognized asset impairment losses of $32.1 million related to certain machinery and equipment. These losses are primarily due to a change in management’s plan for the future use of idled machinery, equipment and tooling at certain of its locations and to investments in machinery, equipment and tooling at its Somerset, Kentucky and Königswinter, Germany facilities. The Company wrote down the net carrying value of long-lived assets discussed above to their estimated fair values based on discounted cash flow calculations or appraisals.

Severance and Other Restructuring Costs

      During fiscal 2001, the Company recorded $20.6 million of severance and other restructuring costs. Closure costs and facility decommissioning costs related to its Bowling Green, Kentucky, Königswinter, Germany, and Petersburg, Michigan facilities accounted for $11.9 million of these costs.

      In connection with the closure of its Petersburg, Michigan facility which began in December 2001, the Company recorded a restructuring charge of $0.6 million in the fourth quarter of fiscal 2001. This charge relates to security and other maintenance costs subsequent to the shutdown date. Of this charge, $0.6 million remained unpaid at January 31, 2002, and is expected to be paid during fiscal 2002. In connection with the closure of its Bowling Green, Kentucky facility which is planned to begin during July 2002, the Company recorded a restructuring charge of $10.7 million in the fourth quarter of fiscal 2001. This charge relates to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date. Of this charge, $10.7 million remained unpaid at January 31, 2002, and is expected to be paid during fiscal years 2002 and 2003. In connection with the decommissioning of a facility in Königswinter, Germany, the Company recorded a restructuring charge of $0.6 million in the fourth quarter of fiscal 2001. This charge relates to maintenance costs subsequent to the decommissioning date. Of this charge, $0.6 million remains unpaid as of January 31, 2002 and is expected to be paid during fiscal 2002.

      On November 2, 2001, the Company announced the immediate elimination of 145 positions or approximately 11% of its salaried workforce across its domestic operations. In addition, the Company announced that it would offer an early retirement option to approximately 45 salaried employees. In connection with the elimination of the 145 positions, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001. Most of the cash required to fund this charge is for severance benefits and was paid by the end of fiscal 2001. Of the 45 employees offered an early retirement option, 31 accepted by December 15, 2001, the acceptance date. In connection with this early retirement offer, the Company recorded a restructuring charge of $3.9 million in the fourth quarter of fiscal 2001 primarily related to continued medical benefits and supplemental retirement benefits which are expected to be paid over a period of up to 9 years commencing in fiscal 2002.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also recorded $2.4 million of costs related to severance and post-termination benefits during the fourth quarter of fiscal 2001 at its locations in Königswinter, Germany, Manresa, Spain, and Montague, Michigan.

      During the third and fourth quarters of fiscal 2000, the Company implemented a workforce reduction program in which approximately 400 employees were terminated. A charge of $4.4 million was recorded for severance and other termination benefits related to this program. Most of this amount had been paid prior to January 31, 2002. Additionally, as part of a multiple year restructuring program to upgrade and improve the Company’s international fabricated wheel manufacturing capabilities, the Company recorded charges of $10.6 million and $3.7 million in fiscal 2000 and fiscal 1999, respectively. Of these charges, approximately $4.7 million remained unpaid at January 31, 2002, and is expected to be paid during fiscal 2002 and fiscal 2003.

      The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above:

		Fiscal 2001
		Severance and
	January 31,	Other	Fiscal 2001	January 31,
	2001	Restructuring	Cash	2001
	Reserve	Charges	Payments	Reserve

Facility exit costs	$—	$11.9	$(0.2)	$11.7
Severance	5.0	8.7	(3.9)	9.8

	$5.0	$20.6	$(4.1)	$21.5

(13) Commitments and Contingencies

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

      During the pendency of these Filings, the Debtors remain in possession of their properties and assets and management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court, after notice and the opportunity for a hearing.

      Pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness and virtually all litigation against the Debtors that was, or could have been, brought prior to the commencement of the Chapter 11 Filings are stayed, and other contractual obligations of the Debtors may not be enforced against them. Parties with claims against the Debtors may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. Proofs of claim generally must be filed with the Bankruptcy Court by June 3, 2002, which is the general claims bar date established by the Bankruptcy Court in the Debtors’ cases.

      The consummation of a plan or plans of reorganization confirmed by the Bankruptcy Court is the principal objective of the Chapter 11 Filings. A plan of reorganization sets forth the means for satisfying

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims against and interests in the Company and its Debtor subsidiaries. Generally, pre-petition liabilities are subject to settlement under such a plan or plans of reorganization, which must be voted upon by certain creditors and approved by the Bankruptcy Court. There can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated.

      Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, when the Company will file a plan or plans of reorganization with the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery, if any, to shareholders will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings, and the value of the equity represented by that stock could be substantially diluted or canceled.

Matters Related to Restatement of Financial Statements

      On February 19, 2002, the Company issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods (the “10-K/ A”), and for the fiscal quarter ended April 30, 2001 (the “10-Q/ A”). The restatement was the result of failure by the Company to property apply certain accounting standards generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified.

      The Company has been advised that the Securities and Exchange Commission (“SEC”) is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of such an investigation.

      Following the September 5, 2001 announcement of the restatements, several lawsuits were filed by and purportedly on behalf of the shareholders of the Company naming as defendants a combination of the Company, Mr. Cucuz and Mr. Shovers. These lawsuits are seeking class action status, but no class has yet been certified in these actions. Due to the Chapter 11 Filings, this litigation against the Company is subject to the automatic stay.

Legal Proceedings

      Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability, patent infringement, and employee benefit matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the financial position of the Company. Due to the Chapter 11 Filings, litigation against the Company is subject to the automatic stay.

      Approximately 6% of the Company’s domestic employees are covered under collective bargaining agreements. These agreements expire at various times through 2003. As is common in many European jurisdictions, substantially all of the Company’s employees in Europe are covered by country-wide collective bargaining agreements. In Europe, bargaining agreements are often made on a local country basis and expire

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at various times throughout 2002. Based on management’s experience, negotiation of new contracts is anticipated without work stoppages.

Leases

      The Company leases certain production facilities and equipment under agreements expiring from 2003 to 2007 and later years. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2002 (millions of dollars):

Year Ending January 31:

2003	$27.0
2004	19.5
2005	12.6
2006	6.9
2007 and later years	3.5

Total minimum payments required	$69.5

      Rent expense was $31.0 million, $31.2 million and $26.3 million for the years ended January 31, 2002, 2001 and 2000, respectively.

      Certain of the operating leases above covering leased assets with an original cost of approximately $68.0 million, contain provisions which, if certain events occur or conditions are met, including termination of the lease, might require the Company to purchase or re-sell the leased assets within a specified period of time, generally one year, based on amounts specified in the lease agreements. On July 18, 2001, the Company received notification of termination from a lessor with respect to leased assets having approximately $25.0 million of original cost (which termination was not to be effective for one year). The Company has not agreed with the lessor that a termination has occurred at the time of the notice, and has continued to use the leased assets.

(14) Investments in Joint Ventures

      As of January 31, 2002, the Company held the following investments which are accounted for under the equity method:

(i) a 49% interest in Hayes Wheels de Venezuela, C.A., a fabricated wheel manufacturer in Venezuela;

(ii) a 40% interest in Hayes Wheels de Mexico, S.A. de C.V., a cast aluminum and fabricated wheel manufacturer in Mexico; and

(iii) a 25% interest in Jantas Jant Sanayi ve Ticaret A.S., a commercial highway steel wheel manufacturer in Turkey.

      In the second quarter of fiscal 2001, the Company recorded a $3.8 million loss on investment in joint venture related to its Mexican joint venture, which had incurred and expects to continue to incur significant operating losses.

      In the third quarter of fiscal 2000, the Company recorded a $1.5 million loss on investment in joint venture related to its Venezuelan joint venture.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15) Sale of Non-core Businesses

      During the third quarter of fiscal 2001, the Company sold its 25% interest in its Canadian joint venture for cash proceeds of $9.5 million. In connection with the sale, the Company recognized a gain of $0.6 million, which is included in Other expense (income), net, on the accompanying consolidated statement of operations.

      During the fourth quarter of fiscal 2001, the Company sold its tire and wheel assembly business for cash proceeds of $11.0 million. In connection with the sale, the Company recognized a loss of $7.8 million, which is included in Other expense (income), net, on the accompanying consolidated statement of operations.

(16) Stock Option Plan

      In 1992, the Company adopted the Hayes Lemmerz International, Inc. 1992 Stock Incentive Plan (the “1992 Plan”), under which 1,000,000 shares of Common Stock were available for issuance with respect to awards granted to officers, management and other key employees of the Company. At January 31, 2002, 270,900 options were exercisable at a price of $10.00, 139,700 options were exercisable at a price of $19.94 and 7,500 options were exercisable at a price of $19.69. At January 31, 2002, there were no shares available for issuance under this plan.

      During 1996, the Company established the Hayes Lemmerz International, Inc. 1996 Stock Option Plan (the “1996 Plan”), under which 3,000,000 shares of Common Stock were made available for issuance with respect to stock option awards granted to officers, management and other key employees of and consultants to the Company. This plan was amended at the August 3, 2000 Stockholders’ meeting to include an additional 500,000 shares available for issuance. Option grants under the 1996 Plan are approved by the Compensation Committee of the Board of Directors and are subject to such terms and conditions as are established by the Compensation Committee at the time it approves such grants. The exercise prices of options granted under the 1996 Plan in fiscal 2001, fiscal 2000 and fiscal 1999 ranged from $0.80 to $32.00 per share, which exercise prices represented the Common Stock’s fair market value on the date of each grant. All the options granted during fiscal 1999 which, as of January 31, 2001, were outstanding under the 1996 Plan are divided into tranches (each, a “Tranche”) of an equal number of options. The options in each such Tranche vest when both a time condition and a price condition tied to the price of the Company’s Common Stock have been met. In addition, notwithstanding such conditions to vesting, the options outstanding under the 1996 Plan become exercisable on certain dates if the employee to whom they were granted is then still an employee of the Company. The fiscal 2001 option grants become exercisable at the rate of 20% annually on June 15, 2002 and each June 15th thereafter until 2006 if the employee to whom they were granted is then still an employee of the Company. The fiscal 2000 option grants become exercisable at the rate of 25% annually on June 15, 2001 and each June 15th thereafter until 2004 if the employee to whom they were granted is then still an employee of the Company. At January 31, 2002, 872,130 options were exercisable at a price of $16.00 per share and 47,000 options were exercisable at a price of $32.00 per share.

      In connection with the Lemmerz Acquisition, the Company granted to a former shareholder of Lemmerz an option to acquire 250,000 shares of common stock with an exercise price of $16 per share. This option becomes exercisable at the rate of 20% annually on June 30, 1998 and each June 30th thereafter until 2002.

      In connection with the employment of certain new senior management, 1,400,000 options were granted subject to shareholder approval. As of January 31, 2002, no such approval has been obtained, and as such, these options are not reflected in the tables below. As a result of the Chapter 11 Filings, it is unlikely that any such shareholder approval will be sought or obtained.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to all stock options is summarized below:

					Weighted
					Average
					Exercise
	1992 Plan	1996 Plan	Other	Total	Price

Balance as of January 31, 2000	427,200	2,809,907	200,000	3,437,107	$18.42

Granted	—	274,700	—	274,700	$13.19
Exercised	—	(2,400)	—	(2,400)	16.00
Forfeited	—	(226,668)	—	(226,668)	27.82

Balance as of January 31, 2001	427,200	2,855,539	200,000	3,482,739	$17.40

Granted	—	551,000	—	551,000	$1.67
Forfeited	(9,100)	(796,720)	—	(805,820)	17.97

Balance as of January 31, 2002	418,100	2,609,819	200,000	3,227,919	$14.57

      The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. If compensation cost had been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below:

	2001	2000	1999

Net income (loss):
As reported	$(396.7)	$(186.2)	$47.6
Pro forma	(397.2)	(188.5)	44.5
Diluted earnings (loss) per share:
As reported	$(13.94)	$(6.24)	$1.51
Pro forma	(13.96)	(6.32)	1.41

      The fair value of stock options granted in fiscal 2001, fiscal 2000 and fiscal 1999 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

	2001	2000	1999

Weighted average fair value	$1.15	$6.69	$15.06
Expected volatility	42.0%	41.0%	41.0%
Risk free interest rate	4.9%	4.9%	5.5%
Expected lives	7.0 years	7.0 years	7.0 years

      Dividend yield for all grants was assumed to be insignificant.

      At January 31, 2002, warrants to purchase 2.6 million shares of common stock were outstanding. Each warrant allows the holder thereof to acquire one share of common stock for a purchase price of $24.00. The warrants are exercisable from July 2, 2000 through July 2, 2003.

(17) Segment Reporting

      The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which introduced the “management approach” for segment reporting. This approach reflects management’s organization of business segments and is consistent with how the Company and its key

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table presents revenues and other financial information by business segment (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2002	2001	2000

Revenues:
Automotive Wheels	$1,232.8	$1,353.1	$1,357.5
Components	657.9	651.2	702.4
Other	148.4	163.9	235.2

Total	$2,039.1	$2,168.2	$2,295.1

Net income (loss):
Automotive Wheels	$(169.9)	$(41.1)	$49.4
Components	(109.4)	(19.3)	5.3
Other	(117.4)	(125.8)	(7.1)

Total	$(396.7)	$(186.2)	$47.6

Depreciation/amortization:
Automotive Wheels	$90.4	$90.9	$76.2
Components	53.2	47.0	42.3
Other	12.8	14.2	17.3

Total	$156.4	$152.1	$135.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2002	2001	2000

Capital expenditures:
Automotive Wheels	$72.7	$81.1	$118.9
Components	53.9	65.7	63.7
Other	7.2	10.3	13.7

Total	$133.8	$157.1	$196.3

Total assets:
Automotive Wheels	$1,158.1	$1,438.0	$1,492.7
Components	848.8	1,001.9	969.9
Other	351.2	164.0	217.3

Total	$2,358.1	$2,603.9	$2,679.9

      The following table presents revenues and net property, plant and equipment for each of the geographic areas in which the Company operates (in millions of dollars):

	Year Ended	Year Ended	Year Ended
	January 31,	January 31,	January 31,
	2002	2001	2000

Revenues:
North America	$1,253.6	$1,422.7	$1,590.9
Europe and other	785.5	745.5	704.2

Total	$2,039.1	$2,168.2	$2,295.1

Net property, plant & equipment:
North America	$577.1	$676.9	$762.0
Europe and other	388.3	427.9	410.5

Total	$965.4	$1,104.8	$1,172.5

      A large percentage of the Company’s revenues are from three automotive manufacturers. The following is a summary of the percentage of revenues from these major customers on a worldwide basis:

	Year Ended	Year Ended	Year Ended
	January 31,	January 31,	January 31,
	2002	2001	2000

General Motors Corporation	14.3%	14.5%	16.3%
Ford Motor Company	19.8%	19.7%	22.0%
DaimlerChrysler	19.5%	17.8%	20.7%

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Selected Quarterly Financial Data (Unaudited)

      The following represents the Company’s quarterly results (millions of dollars, except share amounts):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	April 30,	July 31,	October 31,	January 31,	Total Fiscal
	2001	2001	2001	2002	2001

Net sales	$540.9	$518.5	$515.0	$464.7	$2,039.1
Gross profit	57.6	33.6	39.0	1.5	131.7
Net loss	(63.7)	(68.2)	(54.8)	(210.0)	(396.7)
Basic net loss per share	$(2.24)	$(2.40)	$(1.92)	$(7.38)	$(13.94)
Diluted net loss per share	$(2.24)	$(2.40)	$(1.92)	$(7.38)	$(13.94)

      Significant items affecting the Company’s results of operations for the fourth quarter of fiscal 2001 include asset impairments and other restructuring charges totaling $90.4 million primarily related to the impairment and closure of the Company’s Bowling Green, Kentucky facility, asset impairments in the Company’s German operations, and certain early retirement and workforce reduction charges (see Note 12), as well as the Chapter 11 Filings by the Debtors (see Note 1).

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	April 30,	July 31,	October 31,	January 31,	Total Fiscal
	2000	2000	2000	2001	2000

Net sales	$593.6	$540.3	$558.0	$476.3	$2,168.2
Gross profit	94.3	72.7	62.8	26.8	256.6
Net income	12.3	(6.0)	(60.2)	(132.3)	(186.2)
Basic net income per share	$0.41	$(0.18)	$(2.06)	$(4.64)	$(6.24)
Diluted net income per share	$0.40	$(0.18)	$(2.06)	$(4.64)	$(6.24)

(19) Subsequent Events

     Facility Closure

      In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. The Company recorded asset impairment losses with respect to this facility of $5.1 million in the fourth quarter of fiscal 2001. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company will record an estimated restructuring charge of $7.3 million in the first quarter of fiscal 2002. This charge relates to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date, and is expected to be paid during fiscal 2002 and 2003.

Acquisition

      In March 2002, the Company purchased the facility and assets of a foundry in Chattanooga, Tennessee for $4.1 million. This purchase integrates the foundry, which produces brake drum castings for the Company, into the Company’s commercial highway operations.

Recent Income Tax Law Changes

      On March 9, 2002, the Jobs Creation and Worker Assistance Act of 2002 was signed into law. Among other provisions, the law permits a five-year carryback for tax losses generated in tax years ending in 2001 and

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002. As a result of this tax law change, the Company is entitled to file a claim for a refund of federal income taxes. The availability of the loss carryback and the estimated amount of federal income tax refundable will be recorded in the first quarter of fiscal 2002 based upon the enactment date of this law.

(20) Condensed Combined Financial Statements

      The following condensed combined financial statements present in one format the financial information required for entities that have filed for reorganization relief under Chapter 11 of the Bankruptcy Code pursuant to SOP 90-7, and the financial information required with respect to those entities which guarantee certain of the Company’s debt.

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

          Guarantor and Nonguarantor Financial Statements

      The senior subordinated notes and senior notes referred to in Note 9 are guaranteed by certain of the Company’s domestic subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the senior subordinated notes and the senior notes. Refer to Note 1 regarding the impact of the Chapter 11 Filings on these guarantees. In the third quarter of fiscal 2001, amendments were entered into by the Company and holders of the Company’s 8 1/4% and 9 1/8% Senior Subordinated Notes ( the “8 1/4% Notes” and the “9 1/8% Notes”). Such amendments conformed the lists of guarantor subsidiaries of the respective senior subordinated notes to that list of subsidiaries guaranteeing the 11 7/8% Notes (the “Conformed Guarantor Subsidiaries”). The list of guarantor subsidiaries of the Company’s 11% Senior Subordinated Notes (the “11% Notes”) was not conformed.

      The condensed consolidating financial information as of and for the year ended January 31, 2002 for those guarantor subsidiaries of the 11% Notes (the “Guarantor Subsidiaries”) has been presented separately below as the 11% Notes are not guaranteed by the Conformed Guarantor Subsidiaries. Collectively, the Guarantor Subsidiaries and the Conformed Guarantor Subsidiaries guarantee the 8 1/4% Notes, the 9 1/8% Notes, and the 11 7/8% Notes.

      As of January 31, 2001 and 2000, the 8 1/4% Notes, the 9 1/8% Notes, and the 11% Notes were guaranteed by the Guarantor Subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries did not guarantee these notes.

          Financial Statements for Entities in Reorganization Under Chapter 11

      As discussed in Note 1, Hayes Lemmerz International, Inc. (the “Parent”), 30 of its wholly-owned domestic subsidiaries, and one wholly-owned Mexican subsidiary (the “Nonguarantor Debtor”) filed voluntary petitions for reorganization relief under Chapter 11. In accordance with SOP 90-7, condensed consolidating financial information is presented below as of and for the year ended January 31, 2002.

CONDENSED COMBINED STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

Net sales	$252.5	$504.4	$489.6	$15.3	$787.0	$(9.7)	$2,039.1
Cost of goods sold	239.3	488.6	505.9	15.4	667.9	(9.7)	1,907.4

Gross profit	13.2	15.8	(16.3)	(0.1)	119.1	—	131.7
Marketing, general and administration	15.3	22.5	19.5	—	43.2	—	100.5
Engineering and product development	4.1	7.4	2.1	—	8.2	—	21.8
Amortization of intangible assets	1.2	7.8	10.6	—	6.8	—	26.4
Equity in (earnings) losses of joint ventures	273.0	47.2	11.7	2.2	(0.1)	(333.1)	0.9
Asset impairments and other restructuring charges	9.9	60.9	46.9	—	23.9	—	141.6
Loss on investment in joint venture	3.8	—	—	—	—	—	3.8
Other expense (income), net	0.9	0.2	(0.7)	—	0.9	—	(0.5)
Reorganization items	47.8	—	—	—	—	—	47.8

Earnings (loss) from operations	(341.0)	(130.2)	(106.4)	(2.3)	36.2	333.1	(210.6)
Interest expense, net	59.3	43.6	40.9	2.4	29.0	—	175.2

Earnings (loss) before taxes on income, minority interest and extraordinary gain	(400.3)	(173.8)	(147.3)	(4.7)	7.2	333.1	(385.8)
Income tax provision	(0.9)	0.6	1.2	0.6	8.8	—	10.3

Earnings (loss) before minority interest and extraordinary gain	(399.4)	(174.4)	(148.5)	(5.3)	(1.6)	333.1	(396.1)
Minority interest	—	—	—	—	3.3	—	3.3

Earnings (loss) before extraordinary gain	(399.4)	(174.4)	(148.5)	(5.3)	(4.9)	333.1	(399.4)
Extraordinary gain, net of tax	(2.7)	—	—	—	—	—	(2.7)

Net income (loss)	$(396.7)	$(174.4)	$(148.5)	$(5.3)	$(4.9)	$333.1	$(396.7)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$304.9	$574.0	$1,304.1	$(14.8)	$2,168.2
Cost of goods sold	259.1	519.9	1,147.4	(14.8)	1,911.6

Gross profit	45.8	54.1	156.7	—	256.6
Marketing, general and administration	15.4	23.0	61.7	—	100.1
Engineering and product development	0.3	7.1	9.2	—	16.6
Amortization of intangible assets	1.1	7.8	18.5	—	27.4
Equity in (earnings) losses of subsidiaries and joint ventures	182.1	68.6	(0.1)	(246.2)	4.4
Asset impairments and other restructuring charges	5.7	54.5	67.5	—	127.7
Other income, net	(0.5)	—	(8.7)	—	(9.2)

Earnings (loss) from operations	(158.3)	(106.9)	8.6	246.2	(10.4)
Interest expense, net	31.9	56.5	75.1	—	163.5

Loss before taxes on income and minority interest	(190.2)	(163.4)	(66.5)	246.2	(173.9)
Income tax (benefit) provision	(4.0)	(5.9)	19.6	—	9.7

Loss before minority interest	(186.2)	(157.5)	(86.1)	246.2	(183.6)
Minority interest	—	—	2.6	—	2.6

Net loss	$(186.2)	$(157.5)	$(88.7)	$246.2	$(186.2)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2000

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$320.9	$686.5	$1,302.1	$(14.4)	$2,295.1
Cost of goods sold	274.9	575.2	1,080.0	(14.4)	1,915.7

Gross profit	46.0	111.3	222.1	—	379.4
Marketing, general and administration	(0.5)	21.9	67.5	—	88.9
Engineering and product development	4.6	5.8	11.2	—	21.6
Amortization of intangible assets	1.0	7.8	18.7	—	27.5
Equity in (earnings) losses of subsidiaries and joint ventures	(38.2)	5.0	(0.7)	32.7	(1.2)
Asset impairments and other restructuring charges	0.4	—	3.3	—	3.7
Other income, net	(0.7)	(1.5)	(1.1)	—	(3.3)

Earnings from operations	79.4	72.3	123.2	(32.7)	242.2
Interest expense, net	24.6	56.1	72.6	—	153.3

Earnings before taxes on income and minority interest	54.8	16.2	50.6	(32.7)	88.9
Income tax provision	7.2	9.7	21.4	—	38.3

Earnings before minority interest	47.6	6.5	29.2	(32.7)	50.6
Minority interest	—	—	3.0	—	3.0

Net income	$47.6	$6.5	$26.2	$(32.7)	$47.6

CONDENSED COMBINED BALANCE SHEET

As of January 31, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$11.3	$0.1	$0.7	$0.4	$32.7	$—	$45.2
Receivables	19.0	48.6	59.4	10.2	129.0	—	266.2
Inventories	16.2	27.1	40.1	0.3	71.5	—	155.2
Prepaid expenses and other	10.9	6.5	5.3	0.2	18.8	(5.4)	36.3

Total current assets	57.4	82.3	105.5	11.1	252.0	(5.4)	502.9
Net property, plant and equipment	120.9	183.1	250.9	7.3	403.2	—	965.4
Goodwill and other assets	932.4	230.2	380.4	22.1	281.9	(957.2)	889.8

Total assets	$1,110.7	$495.6	$736.8	$40.5	$937.1	$(962.6)	$2,358.1

Bank borrowings	$—	$—	$—	$—	$25.1	$—	$25.1
Current portion of long-term debt	—	—	—	—	14.5	—	14.5
Accounts payable and accrued liabilities	51.4	8.9	30.7	3.2	155.0	(17.2)	232.0

Total current liabilities	51.4	8.9	30.7	3.2	194.6	(17.2)	271.6
Long-term debt, net of current portion	1.0	—	—	—	82.5	—	83.5
Deferred tax liabilities	1.0	2.0	2.7	—	49.3	—	55.0
Pension and other long-term liabilities	82.7	59.3	9.2	—	124.0	—	275.2
Minority interest	—	—	—	—	11.8	—	11.8
Parent loans	(570.5)	364.6	21.1	(3.7)	188.5	—	—
Liabilities subject to compromise	2,005.1	48.7	63.2	4.0	—	—	2,121.0
Common stock	0.3	—	—	—	—	—	0.3
Additional paid-in capital	235.1	197.2	912.6	53.4	312.5	(1,475.7)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(542.4)	(173.2)	(202.4)	(15.7)	51.6	339.7	(542.4)
Accumulated other comprehensive loss	(127.3)	(11.9)	(100.3)	(0.7)	(77.7)	190.6	(127.3)

Total stockholders’ equity (deficit)	(460.0)	12.1	609.9	37.0	286.4	(945.4)	(460.0)

Total liabilities and stockholder’s equity	$1,110.7	$495.6	$736.8	$40.5	$937.1	$(962.6)	$2,358.1

CONDENSED COMBINED BALANCE SHEET

As of January 31, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$(19.3)	$0.2	$19.1	$—	$—
Receivables	68.2	2.6	185.9	—	256.7
Inventories	34.4	41.9	141.0	—	217.3
Prepaid expenses and other	7.0	8.7	35.1	(12.1)	38.7

Total current assets	90.3	53.4	381.1	(12.1)	512.7
Net property, plant and equipment	143.3	240.0	721.5	—	1,104.8
Goodwill and other assets	1,220.9	208.1	631.4	(1,074.0)	986.4

Total assets	$1,454.5	$501.5	$1,734.0	$(1,086.1)	$2,603.9

Bank borrowings	$—	$—	$79.6	$—	$79.6
Current portion of long-term debt	1,597.5	—	15.6	0.6	1,613.7
Accounts payable and accrued liabilities	29.0	98.1	373.5	(9.0)	491.6

Total current liabilities	1,626.5	98.1	468.7	(8.4)	2,184.9
Long-term debt, net of current portion	—	—	94.6	—	94.6
Deferred tax liabilities	2.0	3.0	63.7	—	68.7
Pension and other long-term liabilities	70.5	53.1	143.1	0.2	266.9
Minority interest	—	—	10.6	—	10.6
Parent loans	(222.7)	245.4	(22.7)	—	—

Total liabilities	1,476.3	399.6	758.0	(8.2)	2,625.7
Common stock	0.3	—	—	—	0.3
Additional paid-in capital	235.1	135.8	1,114.3	(1,250.1)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(145.7)	(32.9)	(39.4)	72.3	(145.7)
Accumulated other comprehensive loss	(85.8)	(1.0)	(98.9)	99.9	(85.8)

Total stockholders’ equity (deficit)	(21.8)	101.9	976.0	(1,077.9)	(21.8)

Total liabilities and stockholder’s equity	$1,454.5	$501.5	$1,734.0	$(1,086.1)	$2,603.9

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$79.8	$(57.5)	$(100.8)	$(5.4)	$86.6	$—	$2.7

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(8.5)	(13.5)	(46.7)	—	(78.3)	—	(147.0)
Proceeds from sale of non-core businesses	9.5	—	—	—	11.0	—	20.5
Other, net	(3.7)	(3.0)	(5.1)	0.4	6.8	—	(4.6)

Cash provided by (used for) investing activities	(2.7)	(16.5)	(51.8)	0.4	(60.5)	—	(131.1)

Cash flows from financing activities:
Increase in bank borrowings, revolving facility, and DIP facility	245.4	—	(0.5)	—	(5.4)	—	239.5
Proceeds from refinancing, net of related fees	435.4	—	—	—	—	—	435.4
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	(370.9)	—	—	—	(47.0)	—	(417.9)
Net proceeds (payments) on accounts receivable securitization	43.0	(47.1)	(67.5)	—	—	—	(71.6)
Capital contribution	(25.0)	—	(19.0)	—	44.0	—	—
Fees to amend Credit Agreement and DIP facility	(10.6)	—	—	—	—	—	(10.6)

Cash provided by (used for) financing activities	317.3	(47.1)	(87.0)	—	(8.4)	—	174.8

Increase (decrease) in parent loans and advances	(363.8)	121.0	238.4	5.0	(0.6)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	—	(1.2)	—	(1.2)

Net increase (decrease) in cash and cash equivalents	30.6	(0.1)	(1.2)	—	15.9	—	45.2
Cash and cash equivalents at beginning of period	(19.3)	0.2	1.9	0.4	16.8	—	—

Cash and cash equivalents at end of period	$11.3	$0.1	$0.7	$0.4	$32.7	$—	$45.2

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used in) operating activities	$(67.4)	$(0.1)	$60.7	$—	$(6.8)
Cash flows from investing activities:
Purchase of property, plant and Equipment	(7.6)	(23.8)	(125.7)	—	(157.1)
Tooling expenditures	(6.5)	(9.2)	(2.4)	—	(18.1)
Purchase of businesses, net of cash Acquired	—	—	(13.6)	—	(13.6)
Other, net	5.2	1.8	9.9	—	16.9

Cash (used in) provided by investing Activities	(8.9)	(31.2)	(131.8)	—	(171.9)
Cash flows from financing activities:
Net change in bank borrowings and Revolver	257.5	—	14.9	—	272.4
Net proceeds (payments) from accounts receivable securitization	(48.5)	(25.7)	(17.2)	—	(91.4)
Purchase of treasury stock	(25.7)	—	—	—	(25.7)

Cash provided by financing Activities	183.3	(25.7)	(2.3)	—	155.3
Increase (decrease) in parent loans and advances	(133.1)	57.1	76.0	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(2.5)	—	(2.5)

Net increase (decrease) in cash and cash equivalents	(26.1)	0.1	0.1	—	(25.9)
Cash and cash equivalents at beginning of year	6.8	0.1	19.0	—	25.9

Cash and cash equivalents at end of Year	$(19.3)	$0.2	$19.1	$—	$—

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2000

		Guarantor	Nonguarantor			Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations		Total

Cash flows provided by (used in) operating activities	$59.0	$49.4	$142.5	$		$250.9
Cash flows from investing activities:
Purchase of property, plant and Equipment	(19.3)	(56.1)	(120.9)		—	(196.3)
Tooling expenditures	(6.5)	—	—		—	(6.5)
Purchase of businesses, net of cash Acquired	(615.2)	—	(15.1)		—	(630.3)
Proceeds from disposal of assets/
Business	—	2.6	36.4		—	39.0
Other, net	(24.5)	(3.2)	(7.7)		—	(35.4)

Cash used in investing activities	(665.5)	(56.7)	(107.3)		—	(829.5)
Cash flows from financing activities:
Net change in bank borrowings and Revolver	457.6	—	27.0		—	484.6
Stock options exercised	0.2	—	—		—	0.2
Fees paid to issue long term debt	(16.5)	—	—		—	(16.5)
Net proceeds from accounts receivable securitization	6.9	3.4	79.3		—	89.6

Cash provided by financing Activities	448.2	3.4	106.3		—	557.9
Increase (decrease) in parent loans and advances	141.8	3.9	(145.7)		—	—
Effect of exchange rates of cash and cash equivalents	—	—	(4.7)		—	(4.7)

Net decrease in cash and cash Equivalents	(16.5)	—	(8.9)		—	(25.4)
Cash and cash equivalents at beginning of year	23.3	0.1	27.9		—	51.3

Cash and cash equivalents at end of Year	$6.8	$0.1	$19.0	$		$25.9

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses	Deductions	of Year

	(In millions)
Year ended January 31, 2000
Allowance for doubtful accounts	$4.0	2.3	—	$6.3
Year ended January 31, 2001
Allowance for doubtful accounts	$6.3	4.3	(2.1)	$8.5
Year ended January 31, 2002
Allowance for doubtful accounts	$8.5	7.7	(10.3)	$5.9

EXHIBIT INDEX

(D)	2.1	Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and MWC Holdings, Inc. (“Holdings”).
(G)	2.2	Purchase Agreement, dated as of June 6, 1997, among the Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and the shareholders of Lemmerz Holding GmbH.
(L)	2.3	Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL — CMI Holding Co., CMI International, Inc. and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust Agreement dated December 2, 1981, as amended and restated.
(E)	3.1	Restated Certificate of Incorporation of the Company and Certificate of Correction thereof.
(E)	3.2	Amended and Restated By-Laws of the Company.
(E)	3.3	Certificate of Merger of Holdings into the Company, filed with the Secretary of State of Delaware on July 2, 1996.
(J)	3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
(U)	3.5	Amendment to the Amended and Restated By-Laws of the Company dated August 1, 2001.
(A)	4.1	Reference is made to Exhibits 3.1 and 3.2.
(D)	4.6	Form of Subscription Agreement between the Company and the New Investors.
(H)	4.7	Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.8	Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp., Merrill Lynch Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co. Inc. and Salomon Brothers Inc.
(I)	4.9	Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.10	Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp. and Merrill Lynch Pierce Fenner & Smith Incorporated.
(M)	4.11	Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and The Bank of New York, a New York banking corporation, as Trustee.
(M)	4.12	Registration Rights Agreement, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchasers.
(N)	4.13	Indenture, dated as of June 15, 2001, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and BNY Midwest Trust Company, as Trustee.
(N)	4.14	Registration Rights Agreement, dated as of June 22, 2001, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and Credit Suisse First Boston Corporation and CIBC World Markets Corp., as the Initial Purchasers.
(A)	10.2	Tax Sharing Agreement among the Company, Kelsey-Hayes Company and K-H.
(B)	10.3	Conveyance and Transfer Agreement, dated as of December 15, 1992, between the Company and Kelsey-Hayes Company.
(A)	10.5	Michigan Workers’ Compensation Claims Payment Guarantee between the Company and Kelsey-Hayes Company.
(A)	10.6	1992 Incentive Stock Option Plan.
(A)	10.7	Long-Term Savings Plan.
(A)	10.8	Non-competition Agreement between the Company and Varity Corporation.
(A)	10.9	Employment Agreement, dated February 1, 1993, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(C)	10.13	Project Funds Agreement, dated November 12, 1993, between Hayes Wheels Autokola NH, a.s. (“Autokola”), the Company and International Finance Corporation (“IFC”).

(C)	10.14	Fee Clawback Agreement, dated November 12, 1993, between Autokola, the Company and IFC.
(C)	10.15	Subordination Agreement, dated November 12, 1993, between Autokola, Nova Hut a.s., the Company and IFC.
(C)	10.16	Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(A)	10.17*	Employee Benefits Agreement.
(E)	10.22	Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit B to the Stockholders’ Agreement filed as Exhibit 2.2).
(F)	10.23*	First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(G)	10.24	Consulting Agreement, dated as of June 6, 1997, between the Company and H.K.L., L.L.C.
(G)	10.25	Consulting Agreement, dated as of June 6, 1997, between the Company and Horst Kukwa-Lemmerz.
(H)	10.26	Amended and Restated Stockholders’ Agreement, dated as of June 30, 1997, among the Company, Joseph Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and TSG Capital Fund II, L.P. and the shareholders of Lemmerz Holding GmbH.
(M)	10.29	Third Amended and Restated Credit Agreement, dated as of February 3, 1999 (the “Credit Agreement”), among the Company, as Borrower, the several banks and other financial institutions from time to time Parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
(O)	10.30	Amendment No. 2 to Credit Agreement dated December 8, 2000.
(O)	10.31	Form of Severance Agreement, dated June 15, 2000, between the Company and certain of its officers.
(P)	10.32	Amendment No. 3 and Consent to Credit Agreement dated March 9, 2001.
(Q)	10.33	Amendment No. 4 to Credit Agreement dated April 20, 2001.
(R)	10.34	Amendment No. 5 and Consent to Credit Agreement dated June 15, 2001.
(S)	10.35	B Term Loan Agreement, dated as of July 2, 2001 (the “B Term Agreement”), among the Company, the lenders parties thereto, Credit Suisse First Boston, as joint lead arranger and as joint book manager for the term loan facility established by the B Term Agreement, and as syndication agent for the Lenders under the Agreement (as defined in the B Term Agreement) and co-lead arranger, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders under the Agreement and co-lead arranger, and as joint lead arranger and joint book manager for the term loan facility established by the B Term Agreement.
(T)	10.36	Revolving Credit and Guaranty Agreement, dated as of December 17, 2001 (the “DIP Credit Agreement”), among the Company, certain subsidiaries of the Company, the lenders parties thereto, CIBC World Markets Corp., as lead arranger, Bank of America, N.A. and Salomon Smith Barney, Inc., as syndication agents, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders.
(T)	10.37	First amendment to the DIP Credit Agreement, dated as of January 15, 2002.
(U)	10.38*	Amended and Restated Employment Agreement between the Company and Curtis J. Clawson dated September 26, 2001.
(U)	10.39*	Form of Employment Agreement between the Company and certain of its officers.
(V)	10.40*	Amended and Restated Settlement Agreement between the Company and Giancarlo Dallera dated December 1, 2001.
(V)	12	Computation of Ratios.
(V)	21	Subsidiaries of the Company.
(V)	23	Consent of KPMG LLP.
(V)	24	Powers of Attorney.

LEGEND FOR EXHIBITS

(A)	Incorporated by reference from the Company’s Registration Statement No. 33-53780 on Form S-l, filed with the SEC on October 27, 1992, as amended.

(B)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal Year Ended January 31, 1993, filed with the SEC.

(C)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(D)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(E)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(F)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1997, filed with the SEC.

(G)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.

(H)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(I)	Incorporated by reference from the Company’s Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(J)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(K)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998, filed with the SEC.

(L)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(M)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(N)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 22, 2001, filed with the SEC.

(O)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC.

(P)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 16, 2001, filed with the SEC.

(Q)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 2001, filed with the SEC.

(R)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 21, 2001, filed with the SEC.

(S)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 2001, filed with the SEC.

(T)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the Fiscal Year Ended January 31, 2001, filed with the SEC.

(U)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the SEC.

(V)	Filed herewith.

*	Denotes a compensatory plan, contract or arrangement.