Form 10-Q
period 2002-04-30
HAYES LEMMERZ INTERNATIONAL INC
filed 2002-06-14
CIK 893670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-11592

HAYES LEMMERZ INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3384636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15300 Centennial Drive Northville, Michigan (Address of principal executive offices)	48167 (Zip Code)

Registrant’s telephone number, including area code:

(734) 737-5000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares of common stock outstanding as of June 14, 2002 was 28,455,995 shares.

HAYES LEMMERZ INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

      UNLESS OTHERWISE INDICATED, REFERENCES TO THE “COMPANY” MEAN HAYES LEMMERZ INTERNATIONAL, INC., AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY’S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 2002 MEANS THE PERIOD BEGINNING FEBRUARY 1, 2002, AND ENDING JANUARY 31, 2003). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) THE OUTCOME AND CONSEQUENCES OF THE COMPANY’S CHAPTER 11 PROCEEDINGS; (2) COMPETITIVE PRESSURE IN THE COMPANY’S INDUSTRY INCREASES SIGNIFICANTLY; (3) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (4) THE COMPANY’S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (5) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY’S FINANCIAL STRUCTURE AND THE COMPANY’S COST OF CAPITAL AND BORROWED MONEY; AND (6) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of dollars, except share amounts)

	Three Months
	Ended April 30,

	2002	2001

	(Unaudited)

Net sales	$486.7	$540.9

Cost of goods sold	441.6	483.3

Gross profit	45.1	57.6

Marketing, general and administration	27.6	26.2

Engineering and product development	5.0	5.9

Amortization of goodwill	—	6.7

Equity in losses (earnings) of joint ventures	—	0.4

Asset impairments and other restructuring charges	7.2	31.0

Other income, net	(2.6)	(0.2)

Reorganization items	22.5	—

Earnings (loss) from operations	(14.6)	(12.4)

Interest expense, net (excluding $28.7 million not accrued on liabilities subject to compromise for the three months ended April 30, 2002)	16.8	44.2

Loss before taxes on income and minority interest	(31.4)	(56.6)

Income tax provision	0.9	6.3

Loss before minority interest	(32.3)	(62.9)

Minority interest	0.7	0.8

Net loss	$(33.0)	$(63.7)

Basic net loss per share	$(1.16)	$(2.24)

Diluted net loss per share	$(1.16)	$(2.24)

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share amounts)

	April 30,	January 31,
	2002	2002

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$64.0	$45.2

Receivables	274.6	266.2

Inventories	162.8	155.2

Prepaid expenses and other	35.4	36.3

Total current assets	536.8	502.9

Property, plant and equipment, net	937.3	965.4

Goodwill and other assets	899.0	889.8

Total assets	$2,373.1	$2,358.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Bank borrowings and other notes	$26.1	$25.1

Current portion of long-term debt	12.8	14.5

Accounts payable and accrued liabilities	282.5	232.0

Total current liabilities	321.4	271.6

Long-term debt, net of current portion	79.9	83.5

Pension and other long-term liabilities	325.4	330.2

Minority interest	11.4	11.8

Liabilities subject to compromise	2,135.8	2,121.0
Commitments and Contingencies

Stockholders’ deficit:

Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.01 per share:

Voting — authorized 99,000,000 shares; 27,708,419 shares issued; 25,806,969 shares outstanding	0.3	0.3

Nonvoting — authorized 5,000,000 shares; issued and outstanding, 2,649,026 shares	—	—

Additional paid in capital	235.1	235.1

Common stock in treasury at cost, 1,901,450 shares	(25.7)	(25.7)

Accumulated deficit	(575.4)	(542.4)

Accumulated other comprehensive loss	(135.1)	(127.3)

Total stockholders’ deficit	(500.8)	(460.0)

Total liabilities and stockholders’ deficit	$2,373.1	$2,358.1

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Three Months
	Ended April 30,

	2002	2001

	(Unaudited)

Cash flows from operating activities:

Net loss	$(33.0)	$(63.7)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

Depreciation and tooling amortization	33.5	30.8

Amortization of goodwill	—	6.7

Amortization of deferred financing fees	1.3	1.8

Increase in deferred income taxes	—	3.6

Asset impairments and other restructuring charges	7.2	31.0

Minority interest	0.7	0.8

Reorganization items	22.5	—

Equity in losses (earnings) of joint ventures	—	0.4

Gain on sale of assets and businesses	(1.6)	—

Changes in operating assets and liabilities that increase (decrease) cash flows:

Receivables	(10.4)	(53.1)

Inventories	(8.5)	3.8

Prepaid expenses and other	1.0	0.8

Accounts payable and accrued liabilities	42.1	(14.5)

Other long-term liabilities	(3.4)	(3.8)

Payments for reorganization items	(1.4)	—

Cash provided by (used for) operating activities	50.0	(55.4)

Cash flows from investing activities:

Purchase of property, plant and equipment	(22.4)	(31.1)

Proceeds from sale of assets and businesses	6.7	—

Cash paid for purchase of Wheland Foundry	(2.1)	—

Other, net	(9.2)	(1.3)

Cash used for investing activities	(27.0)	(32.4)

Cash flows from financing activities:

Decrease in borrowings under DIP facility	(1.0)	—

Changes in bank borrowings and revolving facility	(2.7)	73.1

Payments on accounts receivable securitization	—	47.6

Fees to amend Credit Agreement	—	(2.3)

Cash provided by (used for) financing activities	(3.7)	118.4

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(1.7)

Increase in cash and cash equivalents	18.8	28.9

Cash and cash equivalents at beginning of year	45.2	—

Cash and cash equivalents at end of period	$64.0	$28.9

Supplemental data:

Cash paid for interest	$2.8	$22.0

Cash paid for income taxes	$1.5	$0.4

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three Months Ended April 30, 2002 and 2001
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(1)     Business and Chapter 11 Filings

      These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year 2001 as filed with the Securities and Exchange Commission on May 1, 2002.

     Description of Business

      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries and references to fiscal year means the Company’s year ended January 31 of the following year (e.g., “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003, “fiscal 2001” refers to the period beginning February 1, 2001 and ending January 31, 2002.

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

      On May 30, 2002, an order was entered with the Bankruptcy Court approving, among other things, a critical employee retention plan filed with the Bankruptcy Court in February, 2002 which is designed to compensate certain critical employees in order to assure their retention and availability during the Company’s restructuring. The plan has two components which will (i) reward critical employees who remain with the Company (and certain affiliates of the Company who are not directly involved in the restructuring) during and through the completion of the restructuring (the “Retention Bonus”) and (ii) provide additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeds an established baseline (the “Restructuring Performance Bonus”).

      The maximum possible aggregate amount of Retention Bonus is approximately $8.5 million and is payable in cash and is due upon the consummation of the restructuring, provided, however, that 35% of such bonus will be paid on October 1, 2002, if the restructuring has not been consummated by that date. The maximum possible aggregate amount of any Restructuring Performance Bonus is $37.5 million and will be payable as soon as reasonably practicable after the consummation of the restructuring. Up to 70% of the amount by which a Restructuring Performance Bonus exceeds a participant’s Retention Bonus may be paid in restricted shares or units of any common stock of the Company that is issued as part of a confirmed plan of reorganization in connection with the restructuring, if the Company’s Board of Directors elects, within the time period specified in the plan, to elect such option. The amount of any Restructuring Performance Bonus to be earned is not currently estimatable.

      Reorganization items as reported in the accompanying consolidated statement of operations for the three months ended April 30, 2002 is comprised of:

Critical employee retention plan provision	$2.5

Estimated accrued liability for rejected prepetition leases	12.5

Professional fees directly related to the filing	7.6

Interest earned during Chapter 11 reorganization proceedings	(0.1)

Total	$22.5

      Cash payments of $1.4 million were paid during this period with respect to such reorganization items.

      The condensed financial statements of the Debtors are presented in Note 11, “Condensed Combined Financial Statements.”

(2)     Basis of Presentation

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

      The Company’s unaudited interim consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the three months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2003.

      Certain prior period amounts have been reclassified to conform to the current year presentation.

(3)     Inventories

      The major classes of inventory are as follows:

	April 30,	January 31,
	2002	2002

Raw materials	$37.3	$38.7

Work-in-process	47.2	39.2

Finished goods	39.4	41.4

Spare parts and supplies	38.9	35.9

Total	$162.8	$155.2

(4)     Property, Plant and Equipment

      The major classes of property, plant and equipment are as follows:

	April 30,	January 31,
	2002	2002

Land	$30.0	$29.9

Buildings	243.4	240.6

Machinery and equipment	1,053.8	1,063.3

	1,327.2	1,333.8

Accumulated depreciation	(389.9)	(368.4)

Property, plant and equipment, net	$937.3	$965.4

(5)     Asset Impairments and Other Restructuring Charges

      Asset impairments and other restructuring charges recorded by the Company during the three months ended April 30, 2002 and 2001 are as follows (millions of dollars):

	2002	2001

Impairment of manufacturing facilities	$—	$28.5

Impairment of machinery and equipment	—	2.5

Facility closures	6.7	—

Other restructuring	0.5	—

Total	$7.2	$31.0

     Impairment of Manufacturing Facilities

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

     Facility Closures

      In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company recorded an estimated restructuring charge of $6.7 million in the first quarter of fiscal 2002. This charge includes amounts related to lease termination costs and other closure costs including security and maintenance costs subsequent to the shut down date. The amount of the charge related to leases was

$3.5 million and is classified as a liability subject to compromise at April 30, 2002. The other closure costs are expected to be paid during fiscal 2002 and 2003.

      The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above during the three months ended April 30, 2002:

		Severance
	January 31,	and Other			April 30,
	2002	Restructuring		Cash	2002
	Accrual	Charges	Reclassification	Payments	Accrual

Facility exit costs	$11.7	$6.7	$(3.5)	$(0.6)	$14.3

Severance	6.0	0.5	—	(1.7)	4.8

	$17.7	$7.2	$(3.5)	$(2.3)	$19.1

      In connection with an early retirement program in the fourth quarter of fiscal 2001, a charge of $3.8 million related to supplemental retirement benefits was included in the above table at January 31, 2002. This amount is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans and will be funded as part of the requirements of the entire plans. Accordingly, for purposes of the current presentation of the above table, this amount has not been included.

(6)     Sale and Purchase of Assets and Businesses

     Purchase of Wheland Foundry

      In March 2002, the Company purchased the facility and assets of a foundry in Chattanooga, Tennessee for $4.1 million. This purchase integrates the foundry, which produces brake drum castings for the Company’s Commercial Highway operations. The purchase price for this business included cash payments and a note payable in the amount of $2.0 million due in March, 2003. Of the purchase price, $2.6 million was allocated to the fair value of the land, building, and machinery and equipment purchase and $1.5 million was allocated to goodwill.

     Sales of Assets and Businesses

      Other income, net in the consolidated statement of operations of $2.6 million includes a gain on the sale of the Company’s Brazilian agricultural business of approximately $0.9 million. The Company received $5.2 million in cash in connection with this sale. Gains on the sale of equipment at various other locations accounted for most of the remainder of the balance in this account.

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

      Shares outstanding for the three months ended April 30, 2002 and 2001, were as follows (thousands of shares):

	Three Months
	Ended

	2002	2001

Weighted average shares outstanding	28,456	28,456

Dilutive effect of options and warrants	—	—

Diluted shares outstanding	28,456	28,456

      For the three months ending April 30, 2002 and 2001, respectively, all options and warrants were excluded from the calculation of diluted earnings (loss) per share as the effect was anti-dilutive due to the net loss reflected for such periods.

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

      The components of comprehensive loss for the three months ended April 30, 2002 and 2001 are as follows:

	2002	2001

Net loss	$(33.0)	$(63.7)

Cumulative translation adjustments	(7.8)	(5.7)

Total comprehensive loss	$(40.8)	$(69.4)

(9)     Liabilities Subject to Compromise

      The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company’s records. Additional pre-petition claims may arise from rejection of additional executory contracts or unexpired leases by the Company. Under a confirmed plan of reorganization, all pre-petition claims may be paid and discharged at amounts substantially less than their allowed amounts.

     Recorded Liabilities

      On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings consisted of the following (millions of dollars):

	April 30,	January 31,
	2002	2002

Accounts payable and accrued liabilities, principally trade	$156.2	$155.2

Credit Agreement:

Term loans	176.8	176.8

Revolving facility	572.8	572.1

Accrued interest	26.5	13.4

Senior Notes and Senior Subordinated Notes:

Face value	1,152.8	1,152.8

Accrued interest	50.7	50.7

Total	$2,135.8	$2,121.0

      The increase in accounts payable and accrued liabilities in the above table is due primarily to additional accruals for rejected lease obligations net of payments to certain vendors pursuant to procedures approved by the Bankruptcy Court.

      The Bankruptcy Code generally disallows the payment of interest that would otherwise accrue postpetition with respect to unsecured or undersecured claims. The Company has continued to record interest expense accruing postpetition with respect to the Credit Agreement because the Company currently estimates that such accrued interest will be an allowed claim as part of a plan or plans of reorganization. The amount of such interest recorded at April 30, 2002 was $26.5 million and has been classified as a liability subject to compromise in the accompanying consolidated balance sheet.

      The DIP Facility provides for the postpetition cash payment at certain intervals of interest and fees accruing postpetition under the Company’s prepetition credit agreements if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries. On May 1, 2002, a payment of $2.1 million for a portion of accrued interest was made with respect to this provision.

      The Company has not continued to record interest expense accruing postpetition with respect to the Senior Notes and the Senior Subordinated Notes because the Company cannot currently reasonably estimate the amount of such interest, if any, that will be an allowed claim as part of a plan or plans of reorganization. The amount of such interest accruing postpetition that has not been recorded at April 30, 2002 was $47.4 million. If it is determined that such interest is allowable as a claim, the amount might include some or all interest accruing from the date of the Chapter 11 Filing. The recorded amount of prepetition accrued interest was $50.7 million, which has been classified as a liability subject to compromise in the accompanying consolidated balance sheet at April 30, 2002.

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

      The following table represents revenues and other financial information by business segment for the three months ended April 30:

	Revenue		Net Income (Loss)		Total Assets

	2002	2001	2002	2001	2002	2001

Automotive Wheels	$285.4	$324.3	$(13.1)	$(9.5)	$1,180.9	$1,336.0

Components	176.5	176.9	(3.2)	(4.0)	872.5	917.3

Other	24.8	39.7	(16.7)	(50.2)	319.7	293.9

Total	$486.7	$540.9	$(33.0)	$(63.7)	$2,373.1	$2,547.2

      The net income (loss) amounts for the three months ended April 30, 2002 presented in the above table include reorganization items of $12.5 million and $10.0 million in Automotive Wheels and Other, respectively.

(11)     Condensed Combined Financial Statements

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

      The condensed consolidating financial information as of and for the three months ended April 30, 2002 for those guarantor subsidiaries of the 11% Notes (the “Guarantor Subsidiaries”) has been presented separately below as the 11% Notes are not guaranteed by the Conformed Guarantor Subsidiaries. Collectively, the Guarantor Subsidiaries and the Conformed Guarantor Subsidiaries guarantee the 8 1/4% Notes, the 9 1/8% Notes, and the 11 7/8% Notes.

      At April 30, 2001, the 8 1/4% Notes, the 9 1/8% Notes, and the 11% Notes were guaranteed by the Guarantor Subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries did not guarantee these notes.

     Financial Statements for Entities in Reorganization Under Chapter 11

      As discussed in Note 1, Hayes Lemmerz International, Inc. (the “Parent”), 30 of its wholly-owned domestic subsidiaries, and one wholly-owned Mexican subsidiary (the “Nonguarantor Debtor”) filed voluntary petitions for reorganization relief under Chapter 11. In accordance with SOP 90-7, condensed consolidating financial information is presented below as of and for the three months ended April 30, 2002.

CONDENSED COMBINED STATEMENTS OF OPERATIONS

For the Three Months Ended April 30, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

Net sales	$64.0	$122.8	$125.8	$11.0	$170.7	$(7.6)	$486.7

Cost of goods sold	61.2	110.4	121.5	11.0	145.1	(7.6)	441.6

Gross profit	2.8	12.4	4.3	—	25.6	—	45.1

Marketing, general and administration	6.3	6.9	4.8	—	9.6	—	27.6

Engineering and product development	0.8	1.9	0.9	—	1.4	—	5.0

Amortization of goodwill	—	—	—	—	—	—	—

Equity in (earnings) losses of subsidiaries and joint ventures	21.8	4.5	(2.4)	(0.1)	—	(23.8)	—

Asset impairments and other restructuring charges	—	—	6.7	—	0.5	—	7.2

Loss on investment in joint venture	—	—	—	—	—	—	—

Other expense (income), net	—	0.1	(0.1)	—	(2.6)	—	(2.6)

Reorganization items	10.0	12.5	—	—	—	—	22.5

Earnings (loss) from operations	(36.1)	(13.5)	(5.6)	0.1	16.7	23.8	(14.6)

Interest expense, net	0.9	6.0	4.5	—	5.4	—	16.8

Earnings (loss) before taxes on income and minority interest	(37.0)	(19.5)	(10.1)	0.1	11.3	23.8	(31.4)

Income tax provision	(4.0)	0.2	0.3	0.1	4.3	—	0.9

Earnings (loss) before minority interest	(33.0)	(19.7)	(10.4)	—	7.0	23.8	(32.3)

Minority interest	—	—	—	—	0.7	—	0.7

Net income (loss)	$(33.0)	$(19.7)	$(10.4)	$—	$6.3	$23.8	$(33.0)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

For the Three Months Ended April 30, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$70.4	$123.6	$349.2	$(2.3)	$540.9

Cost of goods sold	61.0	113.9	310.7	(2.3)	483.3

Gross profit	9.4	9.7	38.5	—	57.6

Marketing, general and administration	3.9	6.4	15.9	—	26.2

Engineering and product development	0.9	1.8	3.2	—	5.9

Amortization of goodwill	0.3	1.9	4.5	—	6.7

Equity in (earnings) loss of subsidiaries and joint ventures	53.2	12.4	—	(65.2)	0.4

Asset impairments and other restructuring charges	—	—	31.0	—	31.0

Other income, net	(0.1)	—	(0.1)	—	(0.2)

Earnings (loss) from operations	(48.8)	(12.8)	(16.0)	65.2	(12.4)

Interest expense, net	14.8	11.0	18.4	—	44.2

Earnings (loss) before taxes on income and minority interest	(63.6)	(23.8)	(34.4)	65.2	(56.6)

Income tax provision	0.1	0.2	6.0	—	6.3

Earnings (loss) before minority interest	(63.7)	(24.0)	(40.4)	65.2	(62.9)

Minority interest	—	—	0.8	—	0.8

Net income (loss)	$(63.7)	$(24.0)	$(41.2)	$65.2	$(63.7)

CONDENSED COMBINED BALANCE SHEETS
As of April 30, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations

Cash and cash equivalents	$21.9	$0.2	$—	$0.7	$41.2	$—

Receivables	23.7	40.5	66.3	8.9	135.2	—

Inventories	18.3	26.9	40.2	1.4	76.0	—

Prepaid expenses and other	8.7	4.8	6.3	0.5	15.3	(0.2)

Total current assets	72.6	72.4	112.8	11.5	267.7	(0.2)

Net property, plant and equipment	120.4	179.6	241.4	7.3	389.0	(0.4)

Goodwill and other assets	902.2	226.0	397.1	21.7	291.9	(939.9)

Total assets	$1,095.2	$478.0	$751.3	$40.5	$948.6	$(940.5)

Bank borrowings and other notes	$—	$2.0	$—	$—	$24.1	$—

Current portion of long-term debt	—	—	—	—	12.8	—

Accounts payable and accrued liabilities	74.6	16.4	42.0	(1.5)	171.1	(20.1)

Total current liabilities	74.6	18.4	42.0	(1.5)	208.0	(20.1)

Long-term debt, net of current portion	—	—	—	—	79.9	—

Pension and other long-term liabilities	81.0	59.0	13.9	—	171.5	—

Minority interest	—	—	—	—	11.4	—

Intercompany accounts	(572.7)	354.5	45.2	(0.5)	173.5	—

Liabilities subject to compromise	2,013.1	54.7	62.5	5.5	—	—

Common stock	0.3	—	—	—	—	—

Additional paid-in capital	235.1	197.2	905.4	53.4	323.8	(1,479.8)

Common stock in treasury at cost	(25.7)	—	—	—	—	—

Retained earnings (accumulated deficit)	(575.4)	(192.9)	(213.3)	(15.7)	61.8	360.1

Accumulated other comprehensive loss	(135.1)	(12.9)	(104.4)	(0.7)	(81.3)	199.3

Total stockholders’ equity (deficit)	(500.8)	(8.6)	587.7	37.0	304.3	(920.4)

Total liabilities and stockholder’s equity (deficit)	$1,095.2	$478.0	$751.3	$40.5	$948.6	$(940.5)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Consolidated
Total

Cash and cash equivalents	$64.0

Receivables	274.6

Inventories	162.8

Prepaid expenses and other	35.4

Total current assets	536.8

Net property, plant and equipment	937.3

Goodwill and other assets	899.0

Total assets	$2,373.1

Bank borrowings and other notes	$26.1

Current portion of long-term debt	12.8

Accounts payable and accrued liabilities	282.5

Total current liabilities	321.4

Long-term debt, net of current portion	79.9

Pension and other long-term liabilities	325.4

Minority interest	11.4

Intercompany accounts	—

Liabilities subject to compromise	2,135.8

Common stock	0.3

Additional paid-in capital	235.1

Common stock in treasury at cost	(25.7)

Retained earnings (accumulated deficit)	(575.4)

Accumulated other comprehensive loss	(135.1)

Total stockholders’ equity (deficit)	(500.8)

Total liabilities and stockholder’s equity (deficit)	$2,373.1

CONDENSED COMBINED BALANCE SHEETS
As of January 31, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations

Cash and cash equivalents	$11.3	$0.1	$0.3	$0.4	$33.1	$—

Receivables	19.0	48.6	57.0	10.2	131.4	—

Inventories	16.2	27.1	39.9	0.3	71.7	—

Prepaid expenses and other	10.9	6.5	5.2	0.2	18.9	(5.4)

Total current assets	57.4	82.3	102.4	11.1	255.1	(5.4)

Net property, plant and equipment	120.9	183.1	244.0	7.3	410.1	—

Goodwill and other assets	932.4	230.2	395.6	22.1	282.2	(972.7)

Total assets	$1,110.7	$495.6	$742.0	$40.5	$947.4	$(978.1)

Bank borrowings	$—	$—	$—	$—	$25.1	$—

Current portion of long-term debt	—	—	—	—	14.5	—

Accounts payable and accrued liabilities	51.4	8.9	26.0	3.2	167.7	(25.2)

Total current liabilities	51.4	8.9	26.0	3.2	207.3	(25.2)

Long-term debt, net of current portion	1.0	—	—	—	82.5	—

Pension and other long-term liabilities	83.7	61.3	11.9	—	173.3	—

Minority interest	—	—	—	—	11.8	—

Intercompany accounts	(570.5)	364.6	38.7	(3.7)	170.9	—

Liabilities subject to compromise	2,005.1	48.7	63.2	4.0	—	—

Common stock	0.3	—	—	—	—	—

Additional paid-in capital	235.1	197.2	905.4	53.4	323.8	(1,479.8)

Common stock in treasury at cost	(25.7)	—	—	—	—	—

Retained earnings (accumulated deficit)	(542.4)	(173.2)	(202.9)	(15.7)	55.5	336.3

Accumulated other comprehensive loss	(127.3)	(11.9)	(100.3)	(0.7)	(77.7)	190.6

Total stockholders’ equity (deficit)	(460.0)	12.1	602.2	37.0	301.6	(952.9)

Total liabilities and stockholder’s equity (deficit)	$1,110.7	$495.6	$742.0	$40.5	$947.4	$(978.1)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Consolidated
Total

Cash and cash equivalents	$45.2

Receivables	266.2

Inventories	155.2

Prepaid expenses and other	36.3

Total current assets	502.9

Net property, plant and equipment	965.4

Goodwill and other assets	889.8

Total assets	$2,358.1

Bank borrowings	$25.1

Current portion of long-term debt	14.5

Accounts payable and accrued liabilities	232.0

Total current liabilities	271.6

Long-term debt, net of current portion	83.5

Pension and other long-term liabilities	330.2

Minority interest	11.8

Intercompany accounts	—

Liabilities subject to compromise	2,121.0

Common stock	0.3

Additional paid-in capital	235.1

Common stock in treasury at cost	(25.7)

Retained earnings (accumulated deficit)	(542.4)

Accumulated other comprehensive loss	(127.3)

Total stockholders’ equity (deficit)	(460.0)

Total liabilities and stockholder’s equity (deficit)	$2,358.1

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$18.2	$15.0	$2.3	$(3.1)	$17.6	$—	$50.0

Cash flows from investing activities:

Acquisition of property, plant, equipment, and tooling	(4.9)	(2.4)	(6.0)	—	(9.1)	—	(22.4)

Proceeds from sale of assets and non-core businesses	—	0.1	—	—	6.6	—	6.7

Other, net	(0.2)	(2.4)	(3.2)	0.2	(5.7)	—	(11.3)

Cash provided by (used for) investing activities	(5.1)	(4.7)	(9.2)	0.2	(8.2)	—	(27.0)

Cash flows from financing activities:

Increase in bank borrowings, revolving facility, DIP facility and other notes	(0.3)	—	—	—	(3.4)	—	(3.7)

Cash provided by (used for) financing activities	(0.3)	—	—	—	(3.4)	—	(3.7)

Increase (decrease) in parent loans and advances	(2.2)	(10.2)	6.6	3.2	2.6	—	—

Effect of exchange rates of cash and cash equivalents	—	—	—	—	(0.5)	—	(0.5)

Net increase (decrease) in cash and cash equivalents	10.6	0.1	(0.3)	0.3	8.1	—	18.8

Cash and cash equivalents at beginning of period	11.3	0.1	0.3	0.4	33.1	—	45.2

Cash and cash equivalents at end of period	$21.9	$0.2	$—	$0.7	$41.2	$—	$64.0

CONDENSED COMBINED STATEMENTS OF CASH FLOW
For the three months ended April 30, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$9.9	$(43.2)	$(22.1)		$(55.4)

Cash flows from investing activities:

Acquisition of property, plant and equipment, and tooling	(1.1)	(1.8)	(28.2)	—	(31.1)

Other, net	(5.7)	4.2	0.2	—	(1.3)

Cash provided by (used for) investing activities	(6.8)	2.4	(28.0)	—	(32.4)

Cash flows from financing activities:

Increase in bank borrowings and revolver	67.3	—	5.8	—	73.1

Proceeds from accounts receivable securitization	17.6	16.9	13.1	—	47.6

Financing fees	(2.3)	—	—	—	(2.3)

Cash provided by financing activities	82.6	16.9	18.9	—	118.4

Increase (decrease) in parent loans and advances	(63.6)	23.8	39.8	—	—

Effect of exchange rates of cash and cash equivalents	—	—	(1.7)	—	(1.7)

Net increase (decrease) in cash and cash equivalents	22.1	(0.1)	6.9	—	28.9

Cash and cash equivalents at beginning of period	(19.3)	0.2	19.1	—	—

Cash and cash equivalents at end of period	$2.8	$0.1	$26.0		$28.9

(12)     Recent Income Tax Law Changes

      On March 9, 2002, the Jobs Creation and Worker Assistance Act of 2002 was signed into law. Among other provisions, the law permits a five-year carryback for tax losses generated in tax years ending in 2001 and 2002. As a result of this tax law change, the Company is entitled to file a claim for a refund of federal income taxes. The Company’s preliminary estimate of the amount of carryback refunds is $4.1 million. This amount has been recorded during the current period and has reduced the current provision for income taxes in the consolidated statement of operations. The Company is continuing to study the effect of this change in the law and, upon completion of the study, the Company’s estimate of the amount of the carryback refunds may increase.

(13)     New Accounting Pronouncements

      Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment annually, rather than amortized into earnings. The Company has discontinued amortizing such assets into earnings, but has not yet completed testing for impairment of the amount of goodwill recorded as of February 1, 2002 as is required by the pronouncement. As of February 1, 2002, the Company had unamortized goodwill and other intangibles of approximately $822.4 million, which will be subject to the transition provisions of SFAS No. 142. The Company believes it will incur a significant write-down in the value of its goodwill upon completion of the adoption of SFAS No. 142 and, in accordance with SFAS No. 142, any loss will be recognized as a cumulative effect of a change in accounting principle. The pro forma effect of SFAS No. 142 on the Company’s earnings for the three months ended April 30, 2002 and 2001 is as follows:

	2002	2001

Reported net loss	$(33.0)	$(63.7)

Addback goodwill amortization	—	6.7

Adjusted net loss	$(33.0)	$(57.0)

Basic and diluted loss per share:

Reported net loss	$(1.16)	$(2.24)

Addback goodwill amortization	—	0.24

Adjusted net loss	$(1.16)	$(2.00)

      Effective February 1, 2002, the Company also adopted SFAS No. 141, “Business Combinations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of these pronouncements did not have a material effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business and Chapter 11 Filings

      This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year 2001 as filed with the Securities and Exchange Commission on May 1, 2002 and the other information included herein.

     Description of Business

      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries and references to fiscal year means the Company’s year ended January 31 of the following year (e.g., “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003, “fiscal 2001” refers to the period beginning February 1, 2001 and ending January 31, 2002.

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

      On May 30, 2002, an order was entered with the Bankruptcy Court approving, among other things, a critical employee retention plan filed with the Bankruptcy Court in February, 2002 which is designed to compensate certain critical employees in order to assure their retention and availability during the Company’s restructuring. The plan has two components which will (i) reward critical employees who remain with the Company (and certain affiliates of the Company who are not directly involved in the restructuring) during and through the completion of the restructuring (the “Retention Bonus”) and (ii) provide additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeds an established baseline (the “Restructuring Performance Bonus”).

      The maximum possible aggregate amount of Retention Bonus is approximately $8.5 million and is payable in cash and is due upon the consummation of the restructuring, provided, however, that 35% of such bonus will be paid on October 1, 2002, if the restructuring has not been consummated by that date. The maximum possible aggregate amount of any Restructuring Performance Bonus is $37.5 million and will be payable as soon as reasonably practicable after the consummation of the restructuring. Up to 70% of the amount by which a Restructuring Performance Bonus exceeds a participant’s Retention Bonus may be paid in restricted shares or units of any common stock of the Company that is issued as part of a confirmed plan of reorganization in connection with the restructuring, if the Company’s Board of Directors elects, within the time period specified in the plan, to elect such option. The amount of any Restructuring Performance Bonus to be earned is not currently estimatable.

      Reorganization items as reported in the accompanying consolidated statement of operations for the three months ended April 30, 2002 is comprised of:

Critical employee retention plan provision	$2.5

Estimated accrued liability for rejected prepetition leases	12.5

Professional fees directly related to the filing	7.6

Interest earned during Chapter 11 reorganization proceedings	(0.1)

Total	$22.5

      Cash payments of $1.4 million were paid during this period with respect to such reorganization items.

      The condensed financial statements of the Debtors are presented in Note 11, “Condensed Combined Financial Statements.”

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

     Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001

     Net Sales

	2002	2001	% Change

	(millions)

Automotive Wheels	$285.4	$324.3	(12.0%	)

Components	176.5	176.9	(0.2%	)

Other	24.8	39.7	(37.6%	)

Total	$486.7	$540.9	(10.0%	)

      The Company’s Wheels operations net sales were $38.9 million lower in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. Net sales from the North American Wheels business unit were $11.4 million lower in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. The ramp-down of production and subsequent closure of the Company’s Somerset, KY facility accounted for approximately $9.4 million of this decrease. Higher production volumes in the Company’s remaining North American wheel operations increased sales by $7.0 million in the first quarter of fiscal 2002, which was offset by $6.3 million in lower pricing. Lower aluminum pricing, which is passed on to the Company’s customers and therefore has a minimal effect on profit margins, also decreased sales by $2.7 million. Net sales from the

Company’s foreign wheel operations decreased $27.5 million. The impact of foreign exchange rate fluctuations relative to the U.S. dollar decreased net sales by approximately $11.0 million. Changes in aluminum wheel prices arising from changes in the aluminum metal market negatively impacted net sales by $4.4 million. The remaining decrease in net sales from the foreign wheel operations resulted primarily from a decrease in passenger car and commercial highway customer demand for fabricated steel wheels.

      The Company’s Components operations net sales were slightly lower in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. Net sales from the Company’s North American suspension components operations increased $8.6 million in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. Sales from recently launched new customer programs increased sales by $15.7 million in the first quarter of fiscal 2002. This was partially offset by approximately $8.3 million lower sales to Ford related to the Ranger, F-Series truck and other SUV programs. The remainder of the sales variance in the suspension operations is due to changes in volume, pricing and sales mix between periods. Net sales from the Company’s powertrain and brakes operations were $3.6 million lower in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. The impact of the closure of the Company’s Petersburg, MI facility during the fourth quarter of fiscal 2001 decreased sales by $6.0 million in the first quarter of fiscal 2002. Other volume and pricing variances accounted for the remainder of the difference in sales in those operations. The Company also recorded $5.6 million lower net sales from its European component operations. In the European components operations, the impact of foreign exchange rate fluctuations relative to the U.S. dollar decreased sales by $1.8 million. The remaining differences in the net sales from the European components operations were due to lower customer demand.

      The Company’s Other segment recorded $14.9 million lower net sales in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. This decrease is primarily due to the $10.2 million decrease in net sales from the Company’s commercial highway and aftermarket operations. This decrease was driven by significantly lower production volumes at the Company’s heavy-duty truck and trailer customers. The impact of the sale of the Company’s system service business in the fourth quarter of fiscal 2001 was the other primary reason for the decrease in Other sales.

     Gross Profit

      The Company’s gross profit decreased from $57.6 million in the first quarter of fiscal 2001 to $45.1 million in the same period in fiscal 2002.

      The Company’s Wheels segment reported $4.3 million lower gross profit in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. Gross profit from the Company’s North American wheels operations increased $7.0 million from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. The ramp-down of production and subsequent closure of the Company’s Somerset, KY facility during the first quarter of fiscal 2002 increased gross profit by approximately $10.6 million. This increase was primarily due to the poor operating performance of that facility in fiscal 2001. The Company also reached a favorable settlement agreement related to a historical dispute with a certain customer that improved gross profit by $1.9 million during the first quarter of 2002. The Company also recorded higher depreciation costs at its Gainesville, GA facility to recognize a change in its estimate of the remaining useful life of certain assets, which reduced gross profit by $2.7 million in the first quarter of fiscal 2002. Higher volumes, manufacturing variances and lower pricing comprise the remaining differences in gross profit from the Company’s North American wheel operations. The Company’s foreign wheel operations gross profit decreased $11.3 million during this period. The impact of lower sales decreased gross profit by $5.3 million in the Company’s foreign wheel operations. The impact of foreign exchange rate fluctuations relative to the U.S. dollar decreased gross profit by approximately $1.9 million. The remaining difference in gross profit is primarily due to lower operating performance in the Company’s foreign fabricated wheel operations.

      Gross profit at the Company’s Components segment decreased by $4.3 million in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. The North American suspension operations recorded $2.8 million lower gross profit. The favorable impact on gross profit due to higher production volumes was more than offset by one-time start-up costs recorded on the many new program launches that took place in the

Suspension business unit in the first quarter of fiscal 2002. Gross profit at the Company’s powertrain and brakes operations decreased $1.0 million in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. The majority of the remaining difference in gross profit in the Components segment is due to lower operating performance in one of the Company’s foreign components businesses.

      Other gross profit decreased $3.9 million in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. The Company’s commercial highway and aftermarket operations recorded $1.5 million lower gross profit in the first quarter of fiscal 2002 due primarily to lower sales and production volumes. The effects of higher retiree medical costs during the first quarter of fiscal 2002 combined with the sale of the Company’s system service business in the fourth quarter of fiscal 2001 are the other primary reasons for the decrease in Other gross profit.

     Marketing, General and Administrative

      The Company’s marketing, general and administrative expenses increased $1.4 million from the first quarter of fiscal 2001 to the same period in fiscal 2002.

      Marketing, general and administrative expenses at the Company’s Wheels segment decreased by $1.9 million. The Company’s North American wheels operations recorded $0.9 million lower marketing, general and administrative expenses primarily due to lower headcount arising from the Reduction-In-Force and Early Retirement Incentive Programs that the Company implemented in its North American locations during the fourth quarter of fiscal 2001. The Company’s foreign wheel operations recorded $1.0 million lower marketing, general and administrative expenses primarily due to exchange rate fluctuations and the cost reduction impact of various restructuring initiatives.

      The Company’s Components segment marketing, general and administrative expenses were essentially unchanged. The North American suspension operations marketing, general and administrative expenses increased $0.3 million in the three months ended April 30, 2002 compared to the same period in fiscal 2001 due primarily to higher recruiting, relocation and other expenses related to the development of a new management team in the business unit and the many customer program launches. Marketing, general and administrative expenses at the Company’s powertrain and brakes operations increased $0.4 million. These increases were offset by lower marketing, general and administrative expenses at the Company’s foreign component operations.

      Marketing, general and administrative expenses in the Company’s other segment increased by $3.3 million from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. This increase is primarily due to higher auditing, consulting and legal fees incurred in the first quarter of fiscal 2002 compared to the same period in fiscal 2001.

     Engineering and Product Development

      Engineering expenses were $0.9 million lower in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. The Wheels segment reported $0.8 million lower engineering expenses in the first quarter of fiscal 2002 primarily at the Company’s foreign fabricated wheel operations due to the cost reduction impact of various restructuring initiatives.

     Equity in Losses (Earnings) of Joint Ventures

      The Company did not record equity in losses of joint ventures in the first quarter of fiscal 2002 due to the permanent impairment of these investments in fiscal 2001.

     Asset Impairments and Other Restructuring Charges

      Asset impairments and other restructuring charges recorded by the Company during the three months ended April 30, 2002 and 2001 are as follows (millions of dollars):

	2002	2001

Impairment of manufacturing facilities	$—	$28.5

Impairment of machinery and equipment	—	2.5

Facility closures	6.7	—

Other restructuring	0.5	—

Total	$7.2	$31.0

     Impairment of Manufacturing Facilities

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

     Facility Closures

      In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company recorded an estimated restructuring charge of $6.7 million in the first quarter of fiscal 2002. This charge includes amounts related to lease termination costs and other closure costs including security and maintenance costs subsequent to the shutdown date. The amount of the charge related to leases was $3.5 million and is classified as a liability subject to compromise at April 30, 2002. The other closure costs are expected to be paid during fiscal 2002 and 2003.

      The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above during the three months ended April 30, 2002:

		Severance
	January 31,	and Other			April 30,
	2002	Restructuring		Cash	2002
	Accrual	Charges	Reclassification	Payments	Accrual

Facility exit costs	$11.7	$6.7	$(3.5)	$(0.6)	$14.3

Severance	6.0	0.5	—	(1.7)	4.8

	$17.7	$7.2	$(3.5)	$(2.3)	$19.1

      In connection with an early retirement program in the fourth quarter of fiscal 2001, a charge of $3.9 million related to supplemental retirement benefits was included in the above table at January 31, 2002. This amount is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans and will be funded as part of the requirements of the entire plans. Accordingly, for purposes of the current presentation of the above table, this amount has not been included.

     Other Income, net

      Other income, net in the consolidated statement of operations of $2.6 million includes a gain on the sale of the Company’s Brazilian agricultural business of approximately $0.9 million. The Company received $5.2 million in cash in connection with this sale. Gains on the sale of equipment at various other locations accounted for most of the remainder of the balance in this account.

      The Company’s Suspension business unit recorded $0.3 million of income during the first quarter of fiscal 2001 related to certain customer tooling agreements.

     Interest Expense, net

      Interest expense was $16.8 million for the first quarter 2002 compared to $44.2 million for the first quarter 2001. This decrease reflects the discontinuation of interest accrued on the Company’s subordinated debt as well as lower interest rates.

     Income Taxes

      The income tax provision for the quarter is primarily the result of tax expense in foreign jurisdictions and various states. The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no United States federal income tax benefit recorded against current losses.

      On March 9, 2002, the Jobs Creation and Worker Assistance Act of 2002 was signed into law. Among other provisions, the law permits a five-year carryback for tax losses generated in tax years ending in 2001 and 2002. As a result of this tax law change, the Company is entitled to file a claim for a refund of federal income taxes. The Company’s preliminary estimate of the amount of carryback refunds is $4.1 million. This amount has been recorded during the current period and has reduced the current provision for income taxes in the consolidated statement of operations. The Company is continuing to study the effect of this change in the law and, upon completion of the study, the Company’s estimate of the amount of the carryback refunds may increase.

     Liquidity and Capital Resources

     Chapter 11 Filings

      As discussed above, the Company and certain subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. The matters described under this caption “Liquidity and Capital Resources”, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filings. Those proceedings will involve, or result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

     Cash Flows

      The Company’s operations provided $50.0 million in cash in the first quarter of fiscal 2002 compared to a use of $55.4 million in the first quarter of fiscal 2001. This improvement resulted primarily from the effect of (i) lower supplier payments during the current period, (ii) lower interest payments during the current period and (iii) a lower investment in receivables in the current period. These improvements were partially offset by lower gross profits during the current period.

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

      Capital expenditures for the first quarter of fiscal 2002 were $22.4 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates capital expenditures for fiscal 2002 will be approximately $100.0 million relating primarily to new vehicle platforms, and maintenance and cost reduction programs.

     Other Liquidity Matters

      As of April 30, 2002, there were no amounts of outstanding borrowings under the Company’s Debtor-In-Possession facility (the “DIP Facility”). As of the date of this filing $5.2 million in letters of credit were issued in connection with the DIP Facility and the amount of availability under the DIP Facility was $109.9 million, net of the amount of issued letters of credit.

      During the current fiscal quarter, the Company received $6.7 million in cash proceeds from the sale of certain non-core assets and businesses, primarily the sale of the Company’s Brazilian agricultural business.

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

     Critical Accounting Policies

     Asset impairment losses and other restructuring charges

      The Company’s consolidated statements of operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its long lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as an asset impairment or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the consolidated statements of operations.

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

      See discussion of SFAS No. 142 below.

     Valuation allowances on deferred income tax assets

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations. As a result of management’s assessment, a valuation allowance was recorded. In view of the substantial doubt regarding the Company’s ability to continue as a going concern, the Company determined that it could not conclude that it was more likely than not that the benefits of certain deferred income tax assets would be realized. The valuation allowance recorded by the Company fully reserves for all domestic and certain foreign net deferred tax assets.

     New Accounting Pronouncements

      Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment annually, rather than amortized into earnings. The Company has discontinued amortizing such assets into earnings, but has not yet completed testing for impairment the amount of goodwill recorded as of February 1, 2002 as is required by the pronouncement. As of February 1, 2002, the Company had unamortized goodwill and other intangibles of approximately $822.4 million, which will be subject to the transition provisions of SFAS No. 142. The Company believes it will incur a significant write-down in the value of its goodwill upon completion of the adoption of SFAS No. 142 and, in accordance with SFAS No. 142, any loss will be recognized as a cumulative effect of a change in accounting principle. The pro forma effect of SFAS No. 142 on the Company’s earnings for the three months ended April 30, 2002 and 2001 is as follows:

	2002	2001

Reported net loss	$(33.0)	$(63.7)

Addback goodwill amortization	—	6.7

Adjusted net loss	$(33.0)	$(57.0)

Basic and diluted loss per share:

Reported net loss	$(1.16)	$(2.24)

Addback goodwill amortization	—	0.24

Adjusted net loss	$(1.16)	$(2.00)

      Effective February 1, 2002, the Company also adopted SFAS No. 141, “Business Combinations” and SFAS No. 144, “Accounting For the Impairment or Disposal of Long-Lived Assets.” The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value of the liability can be made. Such associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. SFAS also contains additional disclosure requirements regarding descriptions of the asset retirement obligations and reconciliation of changes therein. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. The Company has not yet completed its analysis of the impact of SFAS No. 143 on its consolidated financial position or results of operations upon adoption.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      For the period ended April 30, 2002, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2002.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      On May 3, 2002, a group of purported purchasers of the Company’s bonds commenced a putative class action lawsuit against thirteen present or former directors and officers of the Company (but not the Company) and KPMG LLP, the Company’s independent auditor, in the United States District Court for the Eastern District of Michigan. The complaint seeks damages for an alleged class of persons who purchased Company bonds between June 3, 1999 and September 5, 2001 and claim to have been injured because they relied on the Company’s allegedly materially false and misleading financial statements.

      Additionally, before the date the Company commenced its chapter 11 bankruptcy case, four other putative class actions were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its directors and officers, on behalf of a class of purchasers of Company common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. On May 10, 2002, the plaintiffs filed a consolidated and amended class action complaint seeking damages against the Company’s present and former officers and directors and KPMG.

Item 2.     Changes in Securities and Use of Proceeds

      None

Item 3.     Defaults Upon Senior Securities

      In accordance with the Senior Notes, the Senior Subordinated Notes and the note under the Credit Agreement, interest accrues at default rates, however, the payment of such interest is subject to the Bankruptcy Code and a plan or plans of reorganization as may be approved by the Bankruptcy Court. See Note (9), Liabilities Subject To Compromise, to the Consolidated Financial Statements herein.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

10.41* Critical Employee Retention Plan as entered by the United States Bankruptcy Court for the District of Delaware on May 30, 2002.

      (b) Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC

/s/ KENNETH A. HILTZ

Kenneth A. Hiltz
Chief Financial Officer

/s/ HERBERT S. COHEN

Herbert S. Cohen
Chief Accounting Officer

June 14, 2002

EXHIBIT INDEX

Exhibit No.	Description

10.41	Critical Employee Retention Plan as entered by the United States Bankruptcy Court for the District of Delaware on May 30, 2002.