Form 10-K/A
period 2002-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2002-07-01
CIK 893670

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

11 7/8% Senior Notes Due 2006

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

      The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 31, 2002, as follows:

      Item 14 of the report is amended by adding the following exhibits to Section (a) 3 of Item 14:

1.	Exhibit 28: Annual Report on Form 11-K with respect to the Registrant’s Retirement Savings Plan for the year ended December 31, 2001.

      As so amended, Item 14 reads as follows in its entirety:

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

      3. Exhibits

(D)	2.1	Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and MWC Holdings, Inc. (“Holdings”).
(G)	2.2	Purchase Agreement, dated as of June 6, 1997, among the Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and the shareholders of Lemmerz Holding GmbH.
(L)	2.3	Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL — CMI Holding Co., CMI International, Inc. and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust Agreement dated December 2, 1981, as amended and restated.
(E)	3.1	Restated Certificate of Incorporation of the Company and Certificate of Correction thereof.
(E)	3.2	Amended and Restated By-Laws of the Company.

(E)	3.3		Certificate of Merger of Holdings into the Company, filed with the Secretary of State of Delaware on July 2, 1996.
(J)	3.4		Certificate of Amendment to Restated Certificate of Incorporation of the Company.
(U)	3.5		Amendment to the Amended and Restated By-Laws of the Company dated August 1, 2001.
(A)	4.1		Reference is made to Exhibits 3.1 and 3.2.
(D)	4.6		Form of Subscription Agreement between the Company and the New Investors.
(H)	4.7		Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.8		Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp., Merrill Lynch Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co. Inc. and Salomon Brothers Inc.
(I)	4.9		Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.10		Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp. and Merrill Lynch Pierce Fenner & Smith Incorporated.
(M)	4.11		Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and The Bank of New York, a New York banking corporation, as Trustee.
(M)	4.12		Registration Rights Agreement, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchasers.
(N)	4.13		Indenture, dated as of June 15, 2001, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and BNY Midwest Trust Company, as Trustee.
(N)	4.14		Registration Rights Agreement, dated as of June 22, 2001, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and Credit Suisse First Boston Corporation and CIBC World Markets Corp., as the Initial Purchasers.
(A)	10.2		Tax Sharing Agreement among the Company, Kelsey-Hayes Company and K-H.
(B)	10.3		Conveyance and Transfer Agreement, dated as of December 15, 1992, between the Company and Kelsey-Hayes Company.
(A)	10.5		Michigan Workers’ Compensation Claims Payment Guarantee between the Company and Kelsey-Hayes Company.
(A)	10.6		1992 Incentive Stock Option Plan.
(A)	10.7		Long-Term Savings Plan.
(A)	10.8		Non-competition Agreement between the Company and Varity Corporation.
(A)	10.9		Employment Agreement, dated February 1, 1993, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(C)	10.13		Project Funds Agreement, dated November 12, 1993, between Hayes Wheels Autokola NH, a.s. (“Autokola”), the Company and International Finance Corporation (“IFC”).
(C)	10.14		Fee Clawback Agreement, dated November 12, 1993, between Autokola, the Company and IFC.
(C)	10.15		Subordination Agreement, dated November 12, 1993, between Autokola, Nova Hut a.s., the Company and IFC.
(C)	10.16		Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(A)	10.17	*	Employee Benefits Agreement.
(E)	10.22		Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit B to the Stockholders’ Agreement filed as Exhibit 2.2).

(F)	10.23	*	First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(G)	10.24		Consulting Agreement, dated as of June 6, 1997, between the Company and H.K.L., L.L.C.
(G)	10.25		Consulting Agreement, dated as of June 6, 1997, between the Company and Horst Kukwa-Lemmerz.
(H)	10.26		Amended and Restated Stockholders’ Agreement, dated as of June 30, 1997, among the Company, Joseph Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and TSG Capital Fund II, L.P. and the shareholders of Lemmerz Holding GmbH.
(M)	10.29		Third Amended and Restated Credit Agreement, dated as of February 3, 1999 (the “Credit Agreement”), among the Company, as Borrower, the several banks and other financial institutions from time to time Parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
(O)	10.30		Amendment No. 2 to Credit Agreement dated December 8, 2000.
(O)	10.31		Form of Severance Agreement, dated June 15, 2000, between the Company and certain of its officers.
(P)	10.32		Amendment No. 3 and Consent to Credit Agreement dated March 9, 2001.
(Q)	10.33		Amendment No. 4 to Credit Agreement dated April 20, 2001.
(R)	10.34		Amendment No. 5 and Consent to Credit Agreement dated June 15, 2001.
(S)	10.35		B Term Loan Agreement, dated as of July 2, 2001 (the “B Term Agreement”), among the Company, the lenders parties thereto, Credit Suisse First Boston, as joint lead arranger and as joint book manager for the term loan facility established by the B Term Agreement, and as syndication agent for the Lenders under the Agreement (as defined in the B Term Agreement) and co-lead arranger, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders under the Agreement and co-lead arranger, and as joint lead arranger and joint book manager for the term loan facility established by the B Term Agreement.
(T)	10.36		Revolving Credit and Guaranty Agreement, dated as of December 17, 2001 (the “DIP Credit Agreement”), among the Company, certain subsidiaries of the Company, the lenders parties thereto, CIBC World Markets Corp., as lead arranger, Bank of America, N.A. and Salomon Smith Barney, Inc., as syndication agents, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders.
(T)	10.37		First amendment to the DIP Credit Agreement, dated as of January 15, 2002.
(U)	10.38	*	Amended and Restated Employment Agreement between the Company and Curtis J. Clawson dated September 26, 2001.
(U)	10.39	*	Form of Employment Agreement between the Company and certain of its officers.
(V)	10.40	*	Amended and Restated Settlement Agreement between the Company and Giancarlo Dallera dated December 1, 2001.
(V)	12		Computation of Ratios.
(V)	21		Subsidiaries of the Company.
(W)	23		Consent of KPMG LLP.
(V)	24		Powers of Attorney.
(W)	28		Annual Report on Form 11-K with respect to the Registrant’s Retirement Savings Plan for the year ended December 31, 2001.

LEGEND FOR EXHIBITS

(A)	Incorporated by reference from the Company’s Registration Statement No. 33-53780 on Form S-1, filed with the SEC on October 27, 1992, as amended.

(B)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal Year Ended January 31, 1993, filed with the SEC.

(C)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(D)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(E)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(F)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1997, filed with the SEC.

(G)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.

(H)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(I)	Incorporated by reference from the Company’s Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(J)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(K)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998, filed with the SEC.

(L)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(M)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(N)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 22, 2001, filed with the SEC.

(O)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC.

(P)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 16, 2001, filed with the SEC.

(Q)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 2001, filed with the SEC.

(R)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 21, 2001, filed with the SEC.

(S)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 2001, filed with the SEC.

(T)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the Fiscal Year Ended January 31, 2001, filed with the SEC.

(U)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the SEC.

(V)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 2002, filed with the SEC.

(W)	Filed herewith.

*	Denotes a compensatory plan, contract or arrangement.

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

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of July, 2002.

HAYES LEMMERZ INTERNATIONAL, INC.

By: /s/ KENNETH A. HILTZ

Kenneth A. Hiltz
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CURTIS J. CLAWSON* Curtis J. Clawson	Chairman of the Board of Directors, Chief Executive Officer, President and Director	July 1, 2002

/s/ CLEVELAND A. CHRISTOPHE* Cleveland A. Christophe	Director	July 1, 2002

Ranko Cucuz	Director

/s/ PAUL S. LEVY* Paul S. Levy	Director	July 1, 2002

/s/ JEFFREY C. LIGHTCAP* Jeffrey C. Lightcap	Director	July 1, 2002

/s/ JOHN S. RODEWIG* John S. Rodewig	Director	July 1, 2002

Signature		Title	Date

/s/ DAVID Y. YING* David Y. Ying		Director	July 1, 2002

*By:	/s/ PATRICK C. CAULEY Patrick C. Cauley Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Title

23	Consent of KPMG LLP
28	Annual Report on Form 11-K with respect to the Registrant’s Retirement Savings Plan for the year ended December 31, 2001