Form 10-Q
period 2002-07-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2002-09-16
CIK 893670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-11592

HAYES LEMMERZ INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3384636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15300 Centennial Drive	48167
Northville, Michigan	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(734) 737-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

     The number of shares of common stock outstanding as of September 16, 2002 was 28,455,995 shares.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of dollars, except share amounts)
(Unaudited)

	Three Months		Six Months
	Ended July 31,		Ended July 31,

	2002	2001	2002	2001

Net sales	$504.0	$518.5	$990.7	$1,059.5
Cost of goods sold	465.7	484.9	907.3	968.2

Gross profit	38.3	33.6	83.4	91.3
Marketing, general and administration	23.0	25.9	50.6	52.2
Engineering and product development	5.5	5.7	10.5	11.6
Amortization of goodwill	—	6.6	—	13.3
Equity in losses of joint ventures	—	0.2	—	0.5
Asset impairments and other restructuring charges	18.1	7.0	25.3	38.0
Loss on investment in joint venture	—	3.8	—	3.8
Other (income) expense, net	(1.1)	1.4	(3.7)	1.3
Reorganization items	5.4	—	27.9	—

Loss from operations	(12.6)	(17.0)	(27.2)	(29.4)
Interest expense, net (excluding $29.6 million and $58.3 million not accrued on liabilities subject to compromise for the three months and six months ended July 31, 2002, respectively)	17.9	48.8	34.7	92.9

Loss before taxes on income, minority interest and extraordinary gain	(30.5)	(65.8)	(61.9)	(122.3)
Income tax provision (benefit)	(3.3)	4.1	(2.4)	10.4

Loss before minority interest and extraordinary gain	(27.2)	(69.9)	(59.5)	(132.7)
Minority interest	0.8	1.0	1.5	1.8

Loss before extraordinary gain	(28.0)	(70.9)	(61.0)	(134.5)
Extraordinary gain, net of tax	—	2.7	—	2.7

Net loss	$(28.0)	$(68.2)	$(61.0)	$(131.8)

Basic net loss per share:
Loss before extraordinary gain	$(0.98)	$(2.49)	$(2.14)	$(4.73)
Extraordinary gain, net of tax	—	0.09	—	0.09

Basic net loss per share	$(0.98)	$(2.40)	$(2.14)	$(4.64)

Diluted net loss per share:
Loss before extraordinary gain	$(0.98)	$(2.49)	$(2.14)	$(4.73)
Extraordinary gain, net of tax	—	0.09	—	0.09

Diluted net loss per share	$(0.98)	$(2.40)	$(2.14)	$(4.64)

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share amounts)

	July 31,	January 31,
	2002	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43.7	$45.2
Receivables	272.7	266.2
Inventories	179.5	155.2
Prepaid expenses and other	43.2	36.3

Total current assets	539.1	502.9
Property, plant and equipment, net	958.6	965.4
Goodwill and other assets	912.4	889.8

Total assets	$2,410.1	$2,358.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
DIP facility	$6.8	$—
Bank borrowings and other notes	22.0	25.1
Current portion of long-term debt	38.1	14.5
Accounts payable and accrued liabilities	308.1	250.0

Total current liabilities	375.0	289.6
Long-term debt, net of current portion	57.9	83.5
Pension and other long-term liabilities	310.6	312.2
Minority interest	14.3	11.8
Liabilities subject to compromise	2,138.5	2,121.0
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.01 per share:
Voting — authorized 99,000,000 shares; 27,708,419 shares issued; 25,806,969 shares outstanding	0.3	0.3
Nonvoting — authorized 5,000,000 shares; issued and outstanding, 2,649,026 shares	—	—
Additional paid in capital	235.1	235.1
Common stock in treasury at cost, 1,901,450 shares	(25.7)	(25.7)
Accumulated deficit	(603.4)	(542.4)
Accumulated other comprehensive loss	(92.5)	(127.3)

Total stockholders’ deficit	(486.2)	(460.0)

Total liabilities and stockholders’ deficit	$2,410.1	$2,358.1

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(Unaudited)

	Six Months
	Ended July 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(61.0)	$(131.8)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and tooling amortization	65.0	61.2
Amortization of goodwill	—	13.3
Amortization of deferred financing fees	2.6	3.8
Change in deferred income taxes	0.5	6.0
Asset impairments and other restructuring charges	25.3	38.0
Loss on investment in joint venture	—	3.8
Minority interest	1.5	1.8
Equity in losses (earnings) of joint ventures	—	0.5
Gain on sale of assets and businesses	(0.3)	—
Extraordinary gain	—	(4.2)
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	1.3	(9.4)
Inventories	(21.1)	2.7
Prepaid expenses and other	(6.3)	1.2
Accounts payable and accrued liabilities	26.6	(10.2)
Chapter 11 items:
Reorganization items	27.9	—
Accrued interest on Credit Agreement	25.9	—
Payments related to Chapter 11 Filings	(36.8)	—

Cash provided by (used for) operating activities	51.1	(23.3)

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(44.8)	(76.7)
Proceeds from sale of assets and businesses	9.0	—
Purchase of businesses	(7.2)	—
Proceeds from termination of cross-currency swap agreements	—	14.6
Other, net	(1.5)	(12.9)

Cash used for investing activities	(44.5)	(75.0)

Cash flows from financing activities:
Change in borrowings under DIP facility	5.8	—
Changes in bank borrowings and revolving facility	(17.6)	192.8
Proceeds from refinancing, net of related fees	—	435.4
Repayment of bank borrowings and revolving facility from refinancing	—	(371.3)
Repayment of long-term debt from refinancing	—	(36.6)
Payments on accounts receivable securitization	—	(71.6)
Fees to amend Credit Agreement	—	(2.7)

Cash provided by (used for) financing activities	(11.8)	146.0

Effect of exchange rate changes on cash and cash equivalents	3.7	(2.3)

Increase (decrease) in cash and cash equivalents	(1.5)	45.4
Cash and cash equivalents at beginning of period	45.2	—

Cash and cash equivalents at end of period	$43.7	$45.4

Supplemental data:
Cash paid for interest, excluding adequate protection payments in 2002	$6.3	$84.0
Cash paid for income taxes	$3.3	$4.4

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Six Months Ended July 31, 2002 and 2001
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(1) Description of Business and Chapter 11 Filings

     These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year 2001 as filed with the Securities and Exchange Commission on May 1, 2002.

Description of Business

     Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries and references to fiscal year means the Company’s year ended January 31 of the following year (e.g., “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003, “fiscal 2001” refers to the period beginning February 1, 2001 and ending January 31, 2002).

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

     Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, when the Company will file a plan or plans of reorganization with the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Pursuant to an order entered by the Bankruptcy Court on August 19, 2002, the periods during which the Company has the exclusive rights to propose a plan of reorganization and solicit acceptances of a plan of reorganization expire on December 15, 2002 and January 16, 2003, respectively. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre- petition liabilities need to be satisfied before shareholders can receive any distribution pursuant to a plan of reorganization. The ultimate recovery, if any, to shareholders will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings, and the value of the equity represented by that stock could be substantially diluted or canceled.

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

     The maximum possible aggregate amount of Retention Bonus is approximately $8.5 million and is payable in cash and is due upon the consummation of the restructuring, provided, however, that 35% of such bonus will be paid on October 1, 2002, if the restructuring has not been consummated by that date. The maximum possible aggregate amount of any Restructuring Performance Bonus is $37.5 million and will be payable as soon as reasonably practicable after the consummation of the restructuring. Up to 70% of the amount by which a Restructuring Performance Bonus exceeds a participant’s Retention Bonus may be paid in restricted shares or units of any common stock of the Company that is issued as part of a confirmed plan of reorganization in connection with the restructuring, if the Company’s Board of Directors elects, within the time period specified in the plan, to elect such option. The amount of any Restructuring Performance Bonus to be earned is not currently estimable and will not be determined until confirmation of a plan or plans of reorganization.

     As of July 31, 2002, there were $6.8 million of outstanding borrowings and $4.7 million in letters of credit issued under the Company’s Debtor-In-Possession revolving credit facility (the “DIP Facility”). As of September 12, 2002, there were $40.8 million of outstanding borrowings and $4.7 million in letters of credit issued in connection with the DIP Facility. The amount of availability under the DIP Facility as of September 12, 2002 was $76.6 million, net of the aforementioned borrowings and issued letters of credit.

     Reorganization items as reported in the accompanying consolidated statement of operations for the three months and six months ended July 31, 2002 is comprised of:

	Three Months	Six Months
	Ended	Ended

Critical employee retention plan provision	$2.7	$5.2
Estimated accrued liability for rejected prepetition leases and contracts	(3.0)	9.5
Professional fees directly related to the Filing	7.0	14.6
Gain on settlement of prepetition liabilities	(1.2)	(1.2)
Interest earned during Chapter 11 reorganization proceedings	(0.1)	(0.2)

Total	$5.4	$27.9

     Cash payments with respect to such reorganization items of $11.0 million made during the six months ended July 31, 2002 consisted solely of professional fees.

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

     The Company’s unaudited interim consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the six months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2003.

     Certain prior period amounts have been reclassified to conform to the current year presentation.

(3) Inventories

     The major classes of inventory are as follows:

	July 31,	January 31,
	2002	2002

Raw materials	$39.1	$38.7
Work-in-process	54.0	39.2
Finished goods	47.5	41.4
Spare parts and supplies	38.9	35.9

Total	$179.5	$155.2

(4) Property, Plant and Equipment

     The major classes of property, plant and equipment are as follows:

	July 31,	January 31,
	2002	2002

Land	$30.8	$29.9
Buildings	255.4	240.6
Machinery and equipment	1,092.7	1,063.3

	1,378.9	1,333.8
Accumulated depreciation	(420.3)	(368.4)

Property, plant and equipment, net	$958.6	$965.4

(5) Asset Impairments and Other Restructuring Charges

     Asset impairments and other restructuring charges recorded by the Company during the three months and six months ended July 31, 2002 and 2001 are as follows (millions of dollars):

	Three		Six
	Months Ended		Months Ended

	2002	2001	2002	2001

Impairment of manufacturing facilities	$0.3	$0.6	$0.3	$28.5
Impairment of machinery and equipment	17.3	6.4	17.3	8.9
Facility closures	—	—	6.7	0.6
Other restructuring	0.5	—	1.0	—

Total	$18.1	$7.0	$25.3	$38.0

Impairment of Manufacturing Facilities

     As a consequence of the notifications received in April 2001 by the Company from certain customers of its Petersburg, Michigan manufacturing facility regarding significantly lower future product orders and the failure to obtain adequate customer support required to relocate production, management revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to the Petersburg facility and, accordingly, recognized an impairment charge of $28.5 million in the first six months of fiscal 2001. An additional impairment charge of $0.3 million was recorded in the second quarter of fiscal 2002 to further write down the Petersburg facility to fair value based on current real estate market conditions.

Impairment of Machinery and Equipment

     In the second quarter of fiscal 2002, the Company determined, based on its most recent sales projections for the facility, that its current estimate of the future undiscounted cash flows from its manufacturing facility in La Mirada, California will not be sufficient to recover the carrying value of the facility’s fixed assets and production tooling. Accordingly, the Company has recorded an estimated impairment loss of $15.5 million in the second quarter of fiscal 2002 on those assets.

     During the second quarter of fiscal 2002, the Company also recognized asset impairment losses of $1.8 million on certain machinery and equipment due primarily to a change in management’s plan for the future use of idled machinery and equipment.

     During the second quarter of fiscal 2001, the company recognized an impairment loss of $6.4 million related principally to a change in management’s plan for future use of idled machinery and equipment in the Automotive Wheel segment, and to investments in machinery, equipment and tooling at its Somerset, Kentucky facility. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. During the first quarter of fiscal 2001, the Company recognized an asset impairment loss of $2.5 million related to the abandonment of plans to continue to invest in the start-up of certain single-purpose equipment.

Facility Closures

     In the fourth quarter of fiscal 2001, the Company committed to a plan to close its manufacturing facility in Bowling Green, Kentucky and recorded a restructuring charge of $10.7 million. This charge relates to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date. Originally planned to begin during July 2002, the closure of the plant has been temporarily delayed, and as such, no costs have been paid related to the shutdown. The closure costs are expected to be paid in late fiscal 2002 and in fiscal 2003.

     In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company recorded an estimated restructuring charge of $6.7 million in the first quarter of fiscal 2002. This charge includes amounts related to lease termination costs and other closure costs including security and maintenance costs subsequent to the shut down date. The amount of the charge related to lease terminations of $3.5 million has been classified as a liability subject to compromise at July 31, 2002 and has been excluded from the table below. Of the other closure costs, approximately $2.1 million remained unpaid at July 31, 2002, and is expected to be paid during fiscal 2002 and 2003.

     In June 2001, the Company committed to a plan to close the Petersburg facility, and accordingly recorded an estimated restructuring charge of $0.6 million. This charge includes amounts related to security and other maintenance costs subsequent to the shutdown date. Of this charge, $0.6 million remained unpaid at July 31, 2002, and is expected to be paid during fiscal 2002.

     The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above during the six months ended July 31, 2002:

		Severance
		and Other
	January 31, 2002	Restructuring		Cash	July 31, 2002
	Accrual	Charges	Reclassification	Payments	Accrual

Facility exit costs	$11.7	$6.7	$(3.5)	$(1.1)	$13.8
Severance	6.0	1.0	—	(2.9)	4.1

Total	$17.7	$7.7	$(3.5)	$(4.0)	$17.9

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

(6) Purchase and Sale of Assets and Businesses

Purchase of Businesses

     In May 2002, the Company acquired the remaining 24% minority interest in its South African subsidiary for $5.1 million. In connection with the acquisition of these minority shares, the Company recorded goodwill of $7.5 million related to the now wholly-owned subsidiary.

     In March 2002, the Company purchased the facility and assets of a foundry in Chattanooga, Tennessee for $4.1 million. This purchase integrates the foundry, which produces brake drum castings, into the Company’s Commercial Highway operations. The purchase price for this business included cash payments and a note payable in the amount of $2.0 million due in March 2003. Of the purchase price, $2.6 million was allocated to the fair value of the land, building, and machinery and equipment purchase and $1.5 million was allocated to goodwill.

Sale of Assets and Businesses

     During the second quarter of fiscal 2002, the Company sold various non-core assets, including a foundry located in Maulbronn, Germany, its interest in a Portuguese joint venture and various equipment and land. Aggregate proceeds from the aforementioned items were $2.3 million, resulting in a net loss of $2.1 million, which is included in Other Income, net in the consolidated statement of operations.

     During the first quarter of fiscal 2002, the Company sold its Brazilian agricultural business and various equipment for $6.7 million in cash, resulting in a net gain on sale of $1.6 million. Upon settlement of terms of the Brazilian agricultural business sale agreement during the second quarter of fiscal 2002, the Company recognized an additional gain of $0.8 million, which is included in Other Income, net in the consolidated statement of operations.

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

     Shares outstanding for the three months and six months ended July 31, 2002 and 2001, were as follows (thousands of shares):

	Three Months Ended		Six Months Ended

	2002	2001	2002	2001

Weighted average shares outstanding	28,456	28,455	28,456	28,455
Dilutive effect of options and warrants	—	—	—	—

Diluted shares outstanding	28,456	28,455	28,456	28,455

     For the three month and six month periods ending July 31, 2002 and 2001, respectively, all options and warrants were excluded from the calculation of diluted earnings (loss) per share as the effect was anti-dilutive due to the net loss reflected for such periods.

(8) Comprehensive Income

     Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.

     The components of comprehensive loss for the six months ended July 31, 2002 and 2001 are as follows:

	2002	2001

Net loss	$(61.0)	$(131.8)
Currency translation adjustments	34.8	(22.1)

Total comprehensive loss	$(26.2)	$(153.9)

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

Recorded Liabilities

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings consisted of the following (millions of dollars):

	July 31,	January 31,
	2002	2002

Accounts payable and accrued liabilities, principally trade	$157.2	$156.9
Credit Agreement:
Term loans	176.8	176.8
Revolving facility	573.8	572.1
Accrued interest	28.9	13.4
Senior Notes and Senior Subordinated Notes:
Face value	1,152.8	1,152.8
Accrued interest	49.0	49.0

Total	$2,138.5	$2,121.0

     The increase in accounts payable and accrued liabilities in the above table is due primarily to additional accruals for rejected lease obligations net of payments to certain vendors pursuant to procedures approved by the Bankruptcy Court.

     During the first six months of fiscal 2002, there were $1.7 million in letters of credit drawn against the Credit Agreement. Accordingly, the prepetition claim under the Credit Agreement was increased by this amount. While any additional availability under the Credit Agreement has been terminated, letters of credit amounting to approximately $9.7 million remain outstanding.

     The Bankruptcy Code generally disallows the payment of interest that would otherwise accrue postpetition with respect to unsecured or undersecured claims. The Company has continued to record interest expense accruing postpetition with respect to the Credit Agreement because the Company currently estimates that such accrued interest will be an allowed claim as part of a plan or plans of reorganization. The amount of such unpaid interest recorded at July 31, 2002 was $28.9 million, net of the May and July payments noted below. This amount has been classified as a liability subject to compromise in the accompanying consolidated balance sheet.

     The DIP Facility provides for the postpetition cash payment at certain intervals of interest and fees accrued at the filing date and accruing postpetition under the Company’s prepetition credit agreements, if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries. On May 1, 2002, July 1, 2002 and August 1, 2002, payments of $2.1 million, $10.0 million and $8.3 million, respectively, were made for a portion of accrued interest and fees with respect to this provision.

     The Company has not continued to record interest expense accruing postpetition with respect to the Senior Notes and the Senior Subordinated Notes because the Company cannot currently reasonably estimate the amount of such interest, if any, that will be an allowed claim as part of a plan or plans of reorganization. The amount of such interest accruing postpetition that has not been recorded at July 31, 2002 was $77.0 million. If it is determined that such interest is allowable as a claim, the amount might include some or all interest accruing from the date of the Chapter 11 Filing. The recorded amount of prepetition accrued interest was $49.0 million, which has been classified as a liability subject to compromise in the accompanying consolidated balance sheet at July 31, 2002.

Contingent Liabilities

     Contingent liabilities of the Debtors as of the Chapter 11 Filing date are also subject to compromise. The Company is a party to litigation matters and claims that are normal in the course of its operations. Generally, litigation related to prepetition “claims,” as defined by the Bankruptcy Code, is stayed. Also, as a normal part of their operations, the Company’s subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. The outcome of the bankruptcy process on these matters cannot be predicted with certainty.

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

     The following table represents revenues and other financial information by business segment as of and for the six months ended July 31:

	Revenue		Net Loss		Total Assets

	2002	2001	2002	2001	2002	2001

Automotive Wheels	$572.6	$636.8	$(30.2)	$(38.7)	$1,247.0	$1,286.0
Components	364.8	339.9	(7.1)	(10.8)	875.7	897.2
Other	53.3	82.8	(23.7)	(82.3)	287.4	421.5

Total	$990.7	$1,059.5	$(61.0)	$(131.8)	$2,410.1	$2,604.7

     The net loss amounts for the six months ended July 31, 2002 presented in the above table include reorganization items of $9.2 million, $(1.0) million and $19.7 million in Automotive Wheels, Components and Other, respectively.

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

Guarantor and Nonguarantor Financial Statements

     The senior subordinated notes and senior notes are guaranteed by certain of the Company’s domestic subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the senior subordinated notes and the senior notes. In the third quarter of fiscal 2001, amendments were entered into by the Company and holders of the Company’s 8 1/4% and 9 1/8% Senior Subordinated Notes ( the “8 1/4% Notes” and the “9 1/8% Notes”). Such amendments conformed the lists of guarantor subsidiaries of the respective senior subordinated notes to that list of subsidiaries guaranteeing the Company’s 11 7/8% Senior Notes (the “Conformed Guarantor Subsidiaries”). The list of guarantor subsidiaries of the Company’s 11% Senior Subordinated Notes (the “11% Notes”) was not conformed.

     The condensed consolidating financial information as of and for the six months ended July 31, 2002 for those guarantor subsidiaries of the 11% Notes (the “Guarantor Subsidiaries”) has been presented separately below as the 11% Notes are not guaranteed by the Conformed Guarantor Subsidiaries. Collectively, the Guarantor Subsidiaries and the Conformed Guarantor Subsidiaries guarantee the 8 1/4% Notes, the 9 1/8% Notes, and the 11 7/8% Senior Notes.

Financial Statements for Entities in Reorganization Under Chapter 11

     As discussed in Note 1, Hayes Lemmerz International, Inc. (the “Parent”), 30 of its wholly-owned domestic subsidiaries, and one wholly-owned Mexican subsidiary filed voluntary petitions for reorganization relief under Chapter 11. In accordance with SOP 90-7, condensed consolidating financial information is presented below as of and for the six months ended July 31, 2002.

CONDENSED COMBINED STATEMENTS OF OPERATIONS
For the Six Months Ended July 31, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$117.6	$238.8	$251.6	$20.5	$376.6	$(14.4)	$990.7
Cost of goods sold	121.9	219.6	237.9	23.5	319.2	(14.8)	907.3

Gross profit (loss)	(4.3)	19.2	13.7	(3.0)	57.4	0.4	83.4
Marketing, general and administration	8.1	13.2	9.7	—	19.6	—	50.6
Engineering and product development	2.2	3.7	1.6	—	3.0	—	10.5
Amortization of goodwill	—	—	(0.2)	—	0.2	—	—
Equity in (earnings) losses of subsidiaries and joint ventures	31.3	(1.7)	(5.9)	(0.5)	(0.4)	(22.8)	—
Asset impairments and other restructuring charges	1.0	15.5	7.8	—	1.0	—	25.3
Other expense (income), net	4.3	(0.3)	(3.0)	—	(4.7)	—	(3.7)
Reorganization items	19.7	9.2	(1.0)	—	—	—	27.9

Earnings (loss) from operations	(70.9)	(20.4)	4.7	(2.5)	38.7	23.2	(27.2)
Interest expense, net	2.8	12.2	9.1	—	10.6	—	34.7

Earnings (loss) before taxes on income and minority interest	(73.7)	(32.6)	(4.4)	(2.5)	28.1	23.2	(61.9)
Income tax provision (benefit)	(12.7)	0.3	0.6	0.5	8.9	—	(2.4)

Earnings (loss) before minority interest	(61.0)	(32.9)	(5.0)	(3.0)	19.2	23.2	(59.5)
Minority interest	—	—	—	—	1.5	—	1.5

Net income (loss)	$(61.0)	$(32.9)	$(5.0)	$(3.0)	$17.7	$23.2	$(61.0)

CONDENSED COMBINED STATEMENTS OF OPERATIONS
For the Six Months Ended July 31, 2001

			Conformed
		Guarantor	Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$135.0	$252.4	$251.7	$425.6	$(5.2)	$1,059.5
Cost of goods sold	124.5	232.0	264.5	352.4	(5.2)	968.2

Gross profit (loss)	10.5	20.4	(12.8)	73.2	—	91.3
Marketing, general and administration	8.3	12.6	10.0	21.3	—	52.2

Engineering and product development	1.7	3.7	1.6	4.6	—	11.6
Amortization of intangibles	0.5	3.9	5.4	3.5	—	13.3
Equity in (earnings) loss of subsidiaries and joint ventures	91.8	31.0	0.8	(0.1)	(123.0)	0.5
Asset impairments and other restructuring charges	4.7	—	33.3	—	—	38.0
Loss on investment in joint venture	3.8	—	—	—	—	3.8
Other (income) expense, net	1.1	—	(0.1)	0.3	—	1.3

Earnings (loss) from operations	(101.4)	(30.8)	(63.8)	43.6	123.0	(29.4)
Interest expense, net	34.3	21.9	19.7	17.0	—	92.9

Earnings (loss) before taxes on income, minority interest, and extraordinary gain	(135.7)	(52.7)	(83.5)	26.6	123.0	(122.3)
Income tax (benefit) provision	(1.2)	0.3	0.5	10.8	—	10.4

Earnings (loss) before minority interest and extraordinary gain	(134.5)	(53.0)	(84.0)	15.8	123.0	(132.7)
Minority interest	—	—	—	1.8	—	1.8
Earnings (loss) before extraordinary gain	(134.5)	(53.0)	(84.0)	14.0	123.0	(134.5)
Extraordinary gain, net of tax	2.7	—	—	—	—	2.7

Net income (loss)	$(131.8)	$(53.0)	$(84.0)	$14.0	$123.0	$(131.8)

CONDENSED COMBINED BALANCE SHEETS
As of July 31, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$10.7	$0.1	$(0.3)	$0.6	$32.6	$—	$43.7
Receivables	20.8	34.3	61.1	1.5	155.0	—	272.7
Inventories	20.8	26.9	47.5	2.0	82.3	—	179.5
Prepaid expenses and other	17.0	5.2	10.0	0.5	17.4	(6.9)	43.2

Total current assets	69.3	66.5	118.3	4.6	287.3	(6.9)	539.1
Net property, plant and equipment	117.4	159.9	243.5	7.2	431.2	(0.6)	958.6
Goodwill and other assets	924.6	239.6	388.5	24.8	304.2	(969.3)	912.4

Total assets	$1,111.3	$466.0	$750.3	$36.6	$1,022.7	$(976.8)	$2,410.1

DIP facility	$6.8	$—	$—	$—	$—	$—	$6.8
Bank borrowings and other notes	$—	$2.0	$—	$—	$20.0	$—	$22.0
Current portion of long- term debt	—	—	—	—	38.1	—	38.1
Accounts payable and accrued liabilities	65.0	29.3	47.0	3.0	173.3	(9.5)	308.1

Total current liabilities	71.8	31.3	47.0	3.0	231.4	(9.5)	375.0
Long-term debt, net of current portion	—	—	—	—	57.9	—	57.9
Pension and other long-term liabilities	64.8	48.1	12.7	—	185.0	—	310.6
Minority interest	—	—	—	—	14.3	—	14.3
Intercompany accounts	(573.5)	355.5	27.5	(4.8)	195.3	—	—
Liabilities subject to compromise	2,034.4	45.0	57.6	1.5	—	—	2,138.5
Common stock	0.3	—	—	—	—	—	0.3
Additional paid-in capital	235.1	197.2	905.3	53.5	317.1	(1,473.1)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(603.4)	(206.4)	(222.5)	(18.3)	85.6	361.6	(603.4)
Accumulated other comprehensive loss	(92.5)	(4.7)	(77.3)	1.7	(63.9)	144.2	(92.5)

Total stockholders’ equity (deficit)	(486.2)	(13.9)	605.5	36.9	338.8	(967.3)	(486.2)

Total liabilities and stockholder’s equity (deficit)	$1,111.3	$466.0	$750.3	$36.6	$1,022.7	$(976.8)	$2,410.1

CONDENSED COMBINED BALANCE SHEETS
As of January 31, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$11.3	$0.1	$0.3	$0.4	$33.1	$—	$45.2
Receivables	19.0	48.6	57.0	10.2	131.4	—	266.2
Inventories	16.2	27.1	39.9	0.3	71.7	—	155.2
Prepaid expenses and other	10.9	6.5	5.2	0.2	18.9	(5.4)	36.3

Total current assets	57.4	82.3	102.4	11.1	255.1	(5.4)	502.9
Net property, plant and equipment	120.9	183.1	244.0	7.3	410.1	—	965.4
Goodwill and other assets	932.4	230.2	395.6	22.1	282.2	(972.7)	889.8

Total assets	$1,110.7	$495.6	$742.0	$40.5	$947.4	$(978.1)	$2,358.1

Bank borrowings	$—	$—	$—	$—	$25.1	$—	$25.1
Current portion of long-term debt	—	—	—	—	14.5	—	14.5
Accounts payable and accrued liabilities	69.4	8.9	26.0	3.2	167.7	(25.2)	250.0

Total current liabilities	69.4	8.9	26.0	3.2	207.3	(25.2)	289.6
Long-term debt, net of current portion	1.0	—	—	—	82.5	—	83.5
Pension and other long-term liabilities	65.7	61.3	11.9	—	173.3	—	312.2
Minority interest	—	—	—	—	11.8	—	11.8
Intercompany accounts	(570.5)	364.6	38.7	(3.7)	170.9	—	—
Liabilities subject to compromise	2,005.1	48.7	63.2	4.0	—	—	2,121.0
Common stock	0.3	—	—	—	—	—	0.3
Additional paid-in capital	235.1	197.2	905.4	53.4	323.8	(1,479.8)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(542.4)	(173.2)	(202.9)	(15.7)	55.5	336.3	(542.4)
Accumulated other comprehensive loss	(127.3)	(11.9)	(100.3)	(0.7)	(77.7)	190.6	(127.3)

Total stockholders’ equity (deficit)	(460.0)	12.1	602.2	37.0	301.6	(952.9)	(460.0)

Total liabilities and stockholder’s equity (deficit)	$1,110.7	$495.6	$742.0	$40.5	$947.4	$(978.1)	$2,358.1

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$(0.6)	$15.5	$2.9	$1.1	$32.2	$—	$51.1
Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(4.5)	(3.7)	(17.2)	—	(19.4)	—	(44.8)
Proceeds from sale of assets and businesses	—	0.2	0.6	—	8.2	—	9.0
Purchase of businesses	—	(2.1)	—	—	(5.1)	—	(7.2)
Other, net	0.7	(0.8)	1.3	0.1	(2.8)	—	(1.5)

Cash provided by (used for) investing activities	(3.8)	(6.4)	(15.3)	0.1	(19.1)	—	(44.5)
Cash flows from financing activities:
Increase (decrease) in bank borrowings, revolving facility, DIP facility and other notes	5.8	—	—	—	(17.6)	—	(11.8)
Dividends (paid) received	—	—	1.0	—	(1.0)	—	—

Cash provided by (used for) financing activities	5.8	—	1.0	—	(18.6)	—	(11.8)
Increase (decrease) in parent loans and advances	(2.0)	(9.1)	10.8	(1.0)	1.3	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	—	3.7	—	3.7

Increase (decrease) in cash and cash equivalents	(0.6)	—	(0.6)	0.2	(0.5)	—	(1.5)
Cash and cash equivalents at beginning of period	11.3	0.1	0.3	0.4	33.1	—	45.2

Cash and cash equivalents at end of period	$10.7	$0.1	$(0.3)	$0.6	$32.6	$—	$43.7

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2001

			Conformed
		Guarantor	Guarantor	Non-guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows (used for) provided by operating activities	$(15.0)	$(20.8)	$(43.1)	$55.6	$—	$(23.3)
Cash flows from investing activities:
Purchase of property, plant and equipment, and tooling	(3.3)	(9.3)	(21.7)	(42.4)	—	(76.7)
Other, net	7.1	(0.3)	(16.4)	11.3	—	1.7

Cash used for investing activities	3.8	(9.6)	(38.1)	(31.1)	—	(75.0)
Cash flows from financing activities:
Increase in bank borrowings and revolving facility	184.0	—	(0.6)	9.4	—	192.8
Proceeds from refinancing, net of related fees	435.4	—	—	—	—	435.4
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	(370.9)	—	—	(37.0)	—	(407.9)
Proceeds (payments) on accounts receivable securitization	43.0	(47.1)	(67.5)	—	—	(71.6)
Fees to amend Credit Agreement	2.7	—	—	—	—	(2.7)

Cash provided by financing activities	288.8	47.1	(68.1)	(27.6)	—	146.0

Increase (decrease) in parent loans and advances	(244.5)	76.6	148.5	19.4	—	—
Effect of exchange rates on cash and cash equivalents	—	—	—	(2.3)	—	2.3

Increase (decrease) in cash and cash equivalents	33.1	(0.9)	(0.8)	14.0	—	45.4
Cash and cash equivalents at beginning of period	(19.3)	0.2	1.8	17.3	—	—

Cash and cash equivalents at end of period	$13.8	$(0.7)	$1.0	$31.3	$—	$45.4

(12) Recent Income Tax Law Changes

     On March 9, 2002, the Jobs Creation and Worker Assistance Act of 2002 was signed into law. Among other provisions, the law permits a five-year carryback for tax losses generated in tax years ending in 2001 and 2002. As a result of this tax law change, the Company is entitled to file a claim for a refund of federal income taxes. The Company’s preliminary estimate of the amount of carryback refunds recorded in the first quarter aggregated $4.1 million. Upon further analysis and finalization of the estimated fiscal 2001 federal income tax loss, the Company has determined that additional losses can be carried back to prior years, resulting in an additional refund of $8.9 million. This amount has been recorded during the current period and has reduced the current provision for income taxes in the consolidated statement of operations.

(13) Goodwill and Other Intangible Assets

     Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment annually, rather than amortized into earnings, and that any impairment to the amount of goodwill existing at the date of adoption be recognized as a cumulative effect of a change in accounting principle on that date. The Company has discontinued amortizing goodwill and indefinite-lived intangible assets into earnings. As of February 1, 2002, the Company had unamortized goodwill and other intangibles of approximately $822.4 million which will be subject to the transition provisions of SFAS No. 142. Management has determined that it will incur a significant write-down in the value of its goodwill upon completion of the adoption of SFAS No. 142. Pursuant to an order entered by the Bankruptcy Court on August 19, 2002, the periods during which the Company has the exclusive rights to propose a plan of reorganization and solicit acceptances of a plan of reorganization expire on December 15, 2002 and January 16, 2003, respectively. In conjunction with the development of such plan or plans, the Company, among other things, is currently in the process of determining the value of its operations for reorganization plan purposes. The Company has not yet recorded a write-down in goodwill as of February 1, 2002 as is required by the pronouncement because it has not yet completed these valuations required for the adjustment.

     The pro forma effect of SFAS No. 142 on the Company’s earnings for the three months and six months ended July 31, 2002 and 2001 is as follows:

	Three Months Ended		Six Months Ended

	2002	2001	2002	2001

Reported net loss	$(28.0)	$(68.2)	$(61.0)	$(131.8)
Addback goodwill amortization	—	6.6	—	13.3

Adjusted net loss	$(28.0)	$(61.6)	$(61.0)	$(118.5)

Basic and diluted loss per share:
Reported net loss	$(0.98)	$(2.40)	$(2.14)	$(4.64)
Addback goodwill amortization	—	0.23	—	0.47

Adjusted net loss	$(0.98)	$(2.17)	$(2.14)	$(4.17)

(14) New Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs associated with a restructuring or plant closing, or other exit or disposal activity. Previous guidance for such costs was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 replaces EITF 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Liabilities recorded under EITF 94-3 prior to adoption of SFAS No. 146 are grandfathered, and thus, adoption of this standard is not anticipated to have a material effect on the Company’s financial position or results of operations.

     In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the fiscal year beginning February 1, 2003, and adoption of this standard is not anticipated to have a material effect on the Company’s financial position or results of operations.

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

     Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, when the Company will file a plan or plans of reorganization with the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Pursuant to an order entered by the Bankruptcy Court on August 19, 2002, the periods during which the Company has the exclusive rights to propose a plan of reorganization and solicit acceptances of a plan of reorganization expire on December 15, 2002 and January 16, 2003, respectively. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre- petition liabilities need to be satisfied before shareholders can receive any distribution pursuant to a plan of reorganization. The ultimate recovery, if any, to shareholders will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings, and the value of the equity represented by that stock could be substantially diluted or canceled.

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

     The maximum possible aggregate amount of Retention Bonus is approximately $8.5 million and is payable in cash and is due upon the consummation of the restructuring, provided, however, that 35% of such bonus will be paid on October 1, 2002, if the restructuring has not been consummated by that date. The maximum possible aggregate amount of any Restructuring Performance Bonus is $37.5 million and will be payable as soon as reasonably practicable after the consummation of the restructuring. Up to 70% of the amount by which a Restructuring Performance Bonus exceeds a participant’s Retention Bonus may be paid in restricted shares or units of any common stock of the Company that is issued as part of a confirmed plan of reorganization in connection with the restructuring, if the Company’s Board of Directors elects, within the time period specified in the plan, to elect such option. The amount of any Restructuring Performance Bonus to be earned is not currently estimable and will not be determined until confirmation of a plan or plans of reorganization.

     Reorganization items as reported in the accompanying consolidated statement of operations for the three months and six months ended July 31, 2002 is comprised of:

	Three Months	Six Months
	Ended	Ended

Critical employee retention plan provision	$2.7	$5.2
Estimated accrued liability for rejected prepetition leases and contracts	(3.0)	9.5
Professional fees directly related to the Filing	7.0	14.6
Gain on settlement of prepetition liabilities	(1.2)	(1.2)
Interest earned during Chapter 11 reorganization proceedings	(0.1)	(0.2)

Total	$5.4	$27.9

     Cash payments with respect to such reorganization items of $11.0 million made during the six months ended July 31, 2002 consisted solely of professional fees.

     The condensed financial statements of the Debtors are presented in Note 11, “Condensed Combined Financial Statements.”

Results of Operations

     Sales of the Company’s wheels, wheel-end attachments, aluminum structural components and brake components produced in North America are directly affected by the overall level of passenger car, light truck and commercial highway vehicle production of North American OEMs and the relative performance of its customers’ product lines in the North American market. The Company’s sales of its wheels and automotive castings in foreign locations are directly affected by the overall vehicle production in those locations and the relative performance of its customers’ product lines in the those markets. The North American and European automotive industries are sensitive to the overall strength of their respective economies.

     The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car and light vehicle markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake and powertrain components for original equipment manufacturers and Tier 1 suppliers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture wheel and brake products for commercial highway and aftermarket customers in North America. The Other category includes Commercial Highway products, the corporate office and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001

Net Sales

	2002	2001	% Change

		(millions)
Automotive Wheels	$287.2	$312.5	(8.1%)
Components	188.3	163.0	15.5%
Other	28.5	43.0	(33.7%)

Total	$504.0	$518.5	(2.8%)

     Net sales for the Company decreased $14.5 million to $504.0 million in the three months ended July 31, 2002 from $518.5 million in the three months ended July 31, 2001.

     The Company’s Automotive Wheels operations recorded $25.3 million lower net sales during the second quarter of fiscal 2002 compared to the same period in fiscal 2001 primarily due to lower sales in its North American operations. Lower unit sales from the Company’s North American operations and the closure of the Company’s Somerset, Kentucky facility during the first quarter of fiscal 2002 accounted for approximately $18 million of this decrease. The remainder of the decrease was primarily due to increased pricing pressures from customers, the impact of lower aluminum pass-through pricing and the sale of the Company’s Brazilian agricultural wheel business during the first quarter of fiscal 2002.

     Net sales from Components increased $25.3 million to $188.3 million in the second quarter of fiscal 2002 from $163.0 million in the same period in fiscal 2001. This increase is primarily due to over $30 million of new program launches at the Company’s Montague, Michigan facility and at certain of the Company’s other suspension component operations. The closure of the Company’s Petersburg, Michigan facility and the sale of the Company’s Maulbronn, Germany foundry during the second quarter of fiscal 2002 resulted in nearly $10 million lower net sales in the second quarter of fiscal 2002 compared to the same period in the prior year.

     Other net sales decreased $14.5 million to $28.5 million in the second quarter of fiscal 2002 from $43.0 million in the second quarter of fiscal 2001. The decline in North American heavy-duty trailer production, which decreased 40% year-over-year, negatively impacted Other net sales by approximately $7 million in the second quarter of fiscal 2002. The sale of the Company’s European System Service business during the fourth quarter of fiscal 2001 reduced Other net sales by over $7 million in the second quarter of fiscal 2002 compared to the same period in fiscal 2001.

Gross Profit

     The Company’s gross profit increased $4.7 million to $38.3 million in the second quarter of fiscal 2002 from $33.6 million in the second quarter of fiscal 2001.

     Gross profit from the Company’s Wheels operations increased during the second quarter of fiscal 2002 compared to the same period in fiscal 2001 due primarily to the successful execution of certain strategic initiatives in the Company’s North American operations. First, the Company closed its Somerset, Kentucky facility during the first quarter of fiscal 2002. This closure resulted in higher gross profit in the second quarter of fiscal 2002 due to the significantly large losses recorded at that facility during the second quarter of fiscal 2001. Second, the Company announced the downsizing and closure of its Bowling Green, Kentucky facility during the fourth quarter of fiscal 2001. Although the closure of the plant has been temporarily delayed, the Company did record higher gross profit due to cost savings realized by the downsizing of that facility subsequent to the closure announcement. The favorable impact of these initiatives was partially offset by lower production volumes and unfavorable pricing in its North American operations. Gross profit in the Company’s European operations was relatively unchanged in the second quarter of fiscal 2002 compared to the same period in fiscal 2001.

     Gross profit from Components decreased $4.6 million during the second quarter of fiscal 2002 compared to the same period in fiscal 2001. Gross profit at the Company’s Montague, Michigan facility decreased during the second quarter of fiscal 2002 due primarily to significantly excessive program launch and start-up costs. The Company believes that these launch costs will be significantly reduced in the third quarter of fiscal 2002. These decreases were partially offset by higher gross profit arising from the closure of the Petersburg, Michigan facility and improved operating performance at certain other plants.

     Other gross profit decreased $5.1 million from the second quarter of fiscal 2001 to the same period in fiscal 2002. The impact of lower sales in the Company’s commercial highway operations and the sale of the Company’s European Systems Service business during the fourth quarter of fiscal 2001 negatively impacted Other gross profit in the second quarter of fiscal 2002 compared to the same period in fiscal 2001.

Marketing, General and Administrative Expenses

     Marketing, general and administrative expenses decreased $2.9 million to $23.0 million in the three months ended July 31, 2002 from $25.9 million in the three months ended July 31, 2001. This decrease is primarily due to an increase in the Company’s provisions for past due accounts receivable recorded during the second quarter of fiscal 2001.

Engineering and Product Development Expenses

     The Company’s engineering and product development expenses decreased $0.2 million to $5.5 million in the three months ended July 31, 2002 from $5.7 million in the three months ended July 31, 2001. This decrease is primarily due to the impact of certain restructuring initiatives which lowered expenses at the Company’s European wheel operations.

Equity in Losses (Earnings) of Joint Ventures

     The Company did not record equity in losses of joint ventures in the second quarter of fiscal 2002 due to the permanent impairment and sale of such investments.

Asset Impairments and Other Restructuring Charges

     Asset impairments and other restructuring charges recorded by the Company during the three months ended July 31, 2002 and 2001 are as follows (millions of dollars):

	2002	2001

Impairment of manufacturing facilities	$0.3	$0.6
Impairment of machinery and equipment	17.3	6.4
Facility closures	—	—
Other restructuring	0.5	—

Total	$18.1	$7.0

Impairment of Manufacturing Facilities

     As a consequence of the notifications received in April 2001 by the Company from certain customers of its Petersburg, Michigan manufacturing facility regarding significantly lower future product orders and the failure to obtain adequate customer support required to relocate production, management revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to the Petersburg facility and, accordingly, recognized an impairment charge of $28.5 million in the first six months of fiscal 2001. An additional impairment charge of $0.3 million was recorded in the second quarter of fiscal 2002 to further write down the Petersburg facility to fair value.

Impairment of Machinery and Equipment

     In the second quarter of fiscal 2002, the Company determined, based on its most recent sales projections for the facility, that its current estimate of the future undiscounted cash flows from its manufacturing facility in La Mirada, California will not be sufficient to recover the carrying value of the facility’s fixed assets and production tooling. Accordingly, the Company has recorded an estimated impairment loss of $15.5 million in the second quarter of fiscal 2002 on those assets.

     During the second quarter of fiscal 2002, the Company recognized asset impairment losses of $1.8 million on certain machinery and equipment due primarily to a change in management’s plan for the future use of idled machinery and equipment.

     During the second quarter of fiscal 2001, the company recognized an impairment loss of $6.4 million related principally to a change in management’s plan for future use of idled machinery and equipment in the Automotive Wheel segment, and to investments in machinery, equipment and tooling at its Somerset, Kentucky facility. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling.

Facility Closures

     In the fourth quarter of fiscal 2001, the Company committed to a plan to close its manufacturing facility in Bowling Green, Kentucky and recorded a restructuring charge of $10.7 million. This charge relates to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date. Originally planned to begin during July 2002, the closure of the plant has been temporarily delayed, and as such, no costs have been paid related to the shutdown. The closure costs are expected to be paid in late fiscal 2002 and in fiscal 2003.

     In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company recorded an estimated restructuring charge of $6.7 million in the first quarter of fiscal 2002. This charge includes amounts related to lease termination costs and other closure costs including security and maintenance costs subsequent to the shutdown date. The amount of the charge related to lease terminations of $3.5 million has been classified as a liability subject to compromise at July 31, 2002 and has been excluded from the table below. Of the other closure costs, approximately $2.1 million remained unpaid at July 31, 2002, and is expected to be paid during fiscal 2002 and 2003.

     In June 2001, the Company committed to a plan to close the Petersburg facility, and accordingly recorded an estimated restructuring charge of $0.6 million. This charge includes amounts related to security and other maintenance costs subsequent to the shutdown date. Of this charge, $0.6 million remained unpaid at July 31, 2002, and is expected to be paid during fiscal 2002.

     The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above during the three months ended July 31, 2002:

		Severance
	April 30,	and Other		July 31,
	2002	Restructuring	Cash	2002
	Accrual	Charges	Payments	Accrual

Facility exit costs	$14.3	$—	$(0.5)	$13.8
Severance	4.8	0.5	(1.2)	4.1

Total	$19.1	$0.5	$(1.7)	$17.9

Other Income, net

     For three months ended July 31, 2002, Other income, net in the consolidated statement of operations of $1.1 million includes the recovery of tooling costs of $1.3 million, technical assistance fees of $0.5 million, and various export sales incentives and other miscellaneous income, which were offset by losses on sales of various non-core assets and businesses of $1.3 million. The Company received $2.3 million in cash in connection with these sales.

Interest Expense, net

     Interest expense was $17.9 million for the second quarter of fiscal 2002 compared to $48.8 million for the second quarter of fiscal 2001. This decrease reflects the discontinuation of interest accrued on the Company’s subordinated debt as well as lower interest rates.

Income Taxes

     The income tax benefit for the quarter is the result of loss carryback claims resulting from recent income tax law changes, offset by tax expense in foreign jurisdictions and various states. The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no United States federal income tax benefit recorded against current losses.

     On March 9, 2002, the Jobs Creation and Worker Assistance Act of 2002 was signed into law. Among other provisions, the law permits a five-year carryback for tax losses generated in tax years ending in 2001 and 2002. As a result of this tax law change, the Company is entitled to file a claim for a refund of federal income taxes. The Company’s preliminary estimate of the amount of carryback refunds recorded in the first quarter aggregated $4.1 million. Upon further analysis and finalization of the estimated fiscal 2001 federal income tax loss, the Company has determined that additional losses can be carried back to prior years, resulting in an additional refund of $8.9 million. This amount has been recorded during the current period and has reduced the current provision for income taxes in the consolidated statement of operations.

Six Months Ended July 31, 2002, Compared to Six Months Ended July 31, 2001

Net Sales

	2002	2001	% Change

	(millions)
Automotive Wheels	$572.6	$636.8	(10.0%)
Components	364.8	339.9	7.3%
Other	53.3	82.8	(35.6%)

Total	$990.7	$1,059.5	(6.5%)

     Net sales for the Company decreased $68.8 million to $990.7 million in the three months ended July 31, 2002 from $1,059.5 million in the three months ended July 31, 2001.

     The Company’s Wheels operations recorded $64.2 million lower net sales during the first six months of fiscal 2002 compared to the same period in fiscal 2001. The closure of the Company’s Somerset, Kentucky facility during the first quarter of fiscal 2002 and lower unit sales from the Company’s North American wheel operations in the first half of fiscal 2002 compared to the same period last year resulted in a sales reduction of over $25 million. The Company’s European operations also recorded approximately $28 million lower net sales during the first six months of fiscal 2002 compared to the same period in fiscal 2001 due primarily to lower unit volumes and the impact of foreign currency fluctuations. The remainder of the sales reductions was due primarily to increased pricing pressures from customers and the impact of lower aluminum pass-through pricing in North American operations.

     Revenues from Components increased $24.9 million to $364.8 million in the second quarter of fiscal 2001 from $339.9 million in the same period in fiscal 2002. This increase is primarily due to new program launches at the Company’s Montague, Michigan facility and at certain of the Company’s other suspension component operations that increased sales by approximately $45 million. This was partially offset by the impact of the closure of the Company’s Petersburg, Michigan facility and the sale of the Maulbronn, Germany foundry during the second quarter of fiscal 2002.

     Other net sales decreased $29.5 million to $53.3 million in the six months ended July 31, 2002 from $82.8 million in the six months ended July 31, 2001. Lower North American heavy-duty trailer production negatively impacted Other net sales by approximately $15 million. The remaining decrease in Other net sales is due primarily to the sale of the Company’s European System Service business during the fourth quarter of fiscal 2001.

Gross Profit

     The Company’s gross profit decreased $7.9 million to $83.4 million in the six months ended July 31, 2002 from $91.3 million in the six months ended July 31, 2001.

     Gross profit from the Company’s Wheels operations increased by $9.4 million during the first half of fiscal 2002 compared to the same period in fiscal 2001. This increase was primarily due to the closure of the Company’s Somerset, Kentucky facility during the first quarter of fiscal 2002 and the downsizing of its Bowling Green, Kentucky facility. The remaining difference in Automotive Wheels gross profit from the first half of fiscal 2001 to fiscal 2002 is due primarily to lower operating performance at certain facilities, lower production volumes and unfavorable pricing.

     Gross profit from Components decreased $9.0 million during the first half of fiscal 2002 compared to the same period in fiscal 2001 due primarily to significantly excessive program launch and start-up costs at the Company’s Montague, Michigan facility. The Company believes that these launch costs will be significantly reduced in the third quarter of fiscal 2002.

     Other gross profit decreased $8.4 million during the first half of fiscal 2002 compared to the same period in fiscal 2001. The impact of lower sales in the Company’s commercial highway operations negatively impacted gross profit in the first half of fiscal 2002 compared to the same period in fiscal 2001. The Company also recorded higher operating costs due primarily to higher pension and post-retiree medical expenses related to the Company’s North American operations. The remaining decrease in Other gross profit is due to the sale of the Company’s European Systems Service business during the fourth quarter of fiscal 2001.

Marketing, General and Administrative

     Marketing, general and administrative expenses decreased $1.6 million to $50.6 million in the six months ended July 31, 2002 from $52.2 million in the six months ended July 31, 2001. This decrease is primarily due to an increase in the Company’s provisions for past due accounts receivable recorded during the second quarter of fiscal 2001 and partially offset by higher auditing and consulting fees incurred in the first quarter of fiscal 2002 compared to the same period in fiscal 2001.

Engineering and Product Development

     The Company’s engineering and product development expenses decreased $1.1 million to $10.5 million in the six months ended July 31, 2002 from $11.6 million in the six months ended July 31, 2001. This decrease is due primarily to savings achieved from certain restructuring initiatives in the European wheel operations.

Equity in Losses (Earnings) of Joint Ventures

     The Company did not record equity in losses (earnings) of joint ventures during the first six months of fiscal 2002 due to the permanent impairment and sale of such investments.

Asset Impairments and Other Restructuring Charges

     Asset impairments and other restructuring charges recorded by the Company during the six months ended July 31, 2002 and 2001 are as follows (millions of dollars):

	2002	2001

Impairment of manufacturing facilities	$0.3	$28.5
Impairment of machinery and equipment	17.3	8.9
Facility closures	6.7	0.6
Other restructuring	1.0	—

Total	$25.3	$38.0

Impairment of Manufacturing Facilities

     As a consequence of the notifications received in April 2001 by the Company from certain customers of its Petersburg, Michigan manufacturing facility regarding significantly lower future product orders and the failure to obtain adequate customer support required to relocate production, management revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to the Petersburg facility and, accordingly, recognized an impairment charge of $28.5 million in the first quarter of fiscal 2001. An additional impairment charge of $0.3 million was recorded in the second quarter of fiscal 2002 to write down the Petersburg facility to fair value.

Impairment of Machinery and Equipment

     In the second quarter of fiscal 2002, the Company determined, based on its most recent sales projections for the facility, that its current estimate of the future undiscounted cash flows from its manufacturing facility in La Mirada, California will not be sufficient to recover the carrying value of the facility’s fixed assets and production tooling. Accordingly, the Company has recorded an estimated impairment loss of $15.5 million in the second quarter of fiscal 2002 on those assets.

     During the second quarter of fiscal 2002, the Company recognized asset impairment losses of $1.8 million on certain machinery and equipment due primarily to a change in management’s plan for the future use of idled machinery and equipment, and to the identification of obsolete machinery and equipment.

     During the second quarter of fiscal 2001, the company recognized an impairment loss of $6.4 million related principally to a change in management’s plan for future use of idled machinery and equipment in the Automotive Wheel segment, and to investments in machinery, equipment and tooling at its Somerset, Kentucky facility. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. During the first quarter of fiscal 2001, the Company recognized an asset impairment loss of $2.5 million related to the abandonment of plans to continue to invest in the start-up of certain single-purpose equipment.

Facility Closures

     In the fourth quarter of fiscal 2001, the Company committed to a plan to close its manufacturing facility in Bowling Green, Kentucky and recorded a restructuring charge of $10.7 million. This charge relates to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date. Originally planned to begin during July 2002, the closure of the plant has been temporarily delayed, and as such, no costs have been paid related to the shutdown. The closure costs are expected to be paid in late fiscal 2002 and in fiscal 2003.

     In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company recorded an estimated restructuring charge of $6.7 million in the first quarter of fiscal 2002. This charge includes amounts related to lease termination costs and other closure costs including security and maintenance costs subsequent to the shut down date. The amount of the charge related to lease terminations of $3.5 million has been classified as a liability subject to compromise at July 31, 2002 and has been excluded from the table below. Of the other closure costs, approximately $2.1 million remained unpaid at July 31, 2002, and is expected to be paid during fiscal 2002 and 2003.

     In June 2001, the Company committed to a plan to close the Petersburg facility, and accordingly recorded an estimated restructuring charge of $0.6 million. This charge includes amounts related to security and other maintenance costs subsequent to the shutdown date. Of this charge, $0.6 million remained unpaid at July 31, 2002, and is expected to be paid during fiscal 2002.

     The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above during the six months ended July 31, 2002:

		Severance
		and Other
	January 31, 2002	Restructuring		Cash	July 31, 2002
	Accrual	Charges	Reclassification	Payments	Accrual

Facility exit costs	$11.7	$6.7	$(3.5)	$(1.1)	$13.8
Severance	6.0	1.0	—	(2.9)	4.1

Total	$17.7	$7.7	$(3.5)	$(4.0)	$17.9

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

Other Income, net

     For the six months ended July 31, 2002, Other income, net in the consolidated statement of operations of $3.7 million is comprised primarily of the recovery of $1.6 million of tooling costs, technical assistance fees of $0.5 million, and net gains on sales of various non-core assets and businesses of $0.3 million. The Company received $9.0 million in cash in connection with these sales. The remaining Other income, net includes various export sales incentives and other miscellaneous income.

Interest Expense, net

     Interest expense was $34.7 million for the first six months of fiscal 2002 compared to $92.9 million for the same period of fiscal 2001. This decrease reflects the discontinuation of interest accrued on the Company’s subordinated debt, as well as lower interest rates.

Income Taxes

     The income tax benefit for the first six months of fiscal 2002 is the result of loss carryback claims resulting from recent income tax law changes, offset by tax expense in foreign jurisdictions and various states. The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no United States federal income tax benefit recorded against current losses.

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

Cash Flows

     The Company’s operations provided $51.1 million in cash in the first six months of fiscal 2002 compared to a use of $23.3 million in the first six months of fiscal 2001. This improvement resulted primarily from the effect of lower interest payments during the current period and increases in certain accrued operating liabilities.

     The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure and restructuring and reorganization requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) borrowings under various foreign bank and government loans, (iv) borrowings under the DIP Facility, and (v) any exit financing associated with the Company’s emergence from the Chapter 11 proceedings resulting from a confirmed plan or plans of reorganization. While the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future capital market conditions.

     Capital expenditures and tooling purchases for the first six months of fiscal 2002 were $44.8 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates capital expenditures and tooling purchases for fiscal 2002 will be approximately $110.0 to $115.0 million relating primarily to new vehicle platforms, and maintenance and cost reduction programs.

Other Liquidity Matters

     As of July 31, 2002, there were $6.8 million of outstanding borrowings and $4.7 million in letters of credit issued under the Company’s DIP Facility. As of September 12, 2002, there were $40.8 million of outstanding borrowings and $4.7 million in letters of credit issued in connection with the DIP Facility. The amount of availability under the DIP Facility as of September 12, 2002 was $76.6 million, net of the aforementioned borrowings and issued letters of credit.

     The DIP Facility provides for the postpetition cash payment at certain intervals of interest and fees accrued at the filing date and accruing postpetition under the Company’s prepetition credit agreements, if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries. On May 1, 2002, July 1, 2002 and August 1, 2002, payments of $2.1 million, $10.0 million and $8.3 million, respectively, were made for a portion of accrued interest and fees with respect to this provision.

     During the first six months of fiscal 2002, the Company received $9.0 million in cash proceeds from the sale of certain non-core assets and businesses, primarily the sale of the Company’s Brazilian agricultural business, a foundry located in Maulbronn, Germany and the Company’s interest in a Portuguese joint venture. During the second quarter of fiscal 2002, the Company paid $5.1 million for the remaining 24% interest in its South African subsidiary.

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

Critical Accounting Policies

Asset impairment losses and other restructuring charges

     The Company’s consolidated statements of operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its long lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined, generally, through third party appraisals or discounted cash flow calculations. The related charges are recorded as an asset impairment or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the consolidated statements of operations.

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

     Generally, assets and liabilities which are subject to management’s estimation and judgment include long-lived assets, due to the use of estimated economic lives for depreciation purposes and future expected cash flow information used to evaluate the recoverability of the long-lived assets, inventory, accounts receivable, deferred tax asset valuation reserves, pension and post retirement costs, restructuring reserves, self insurance accruals and environmental remediation accruals.

     Under SFAS No. 87, “Employers’ Accounting for Pensions,” an additional minimum pension liability may need to be recorded at the end of the current fiscal year of a plan sponsor based on an annual measurement requirement as of that date. As of January 31, 2002, the Company recorded an additional minimum pension liability with regard to its defined benefit pension plans of approximately $35 million. This additional liability resulted in an increase to the accumulated other comprehensive loss for fiscal 2001. Due to recent market conditions, the fair value of the plans’ assets have declined since the beginning of fiscal 2002. In view of the uncertainty in predicting market conditions for the remainder of the current fiscal year, the Company can not assure that there will not be a requirement to record another additional minimum liability as of January 31, 2003.

Recently Adopted Accounting Pronouncements

     Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment annually, rather than amortized into earnings, and that any impairment to the amount of goodwill existing at the date of adoption be recognized as a cumulative effect of a change in accounting principle on that date. The Company has discontinued amortizing goodwill and indefinite-lived intangible assets into earnings. As of February 1, 2002, the Company had unamortized goodwill and other intangibles of approximately $822.4 million which will be subject to the transition provisions of SFAS No. 142. Management has determined that it will incur a significant write-down in the value of its goodwill upon completion of the adoption of SFAS No. 142. Pursuant to an order entered by the Bankruptcy Court on August 19, 2002, the periods during which the Company has the exclusive rights to propose a plan of reorganization and solicit acceptances of a plan of reorganization expire on December 15, 2002 and January 16, 2003, respectively. In conjunction with the development of such plan or plans, the Company, among other things, is currently in the process of determining the value of its operations for reorganization plan purposes. The Company has not yet recorded a write-down in goodwill as of February 1, 2002 as is required by the pronouncement because it has not yet completed these valuations required for the adjustment.

     The pro forma effect of SFAS No. 142 on the Company’s earnings for the six months ended July 31, 2002 and 2001 is as follows:

	Three Months Ended		Six Months Ended

	2002	2001	2002	2001

Reported net loss	$(28.0)	$(68.2)	$(61.0)	$(131.8)
Addback goodwill amortization	—	6.6	—	13.3

Adjusted net loss	$(28.0)	$(61.6)	$(61.0)	$(118.5)

Basic and diluted loss per share:
Reported net loss	$(0.98)	$(2.40)	$(2.14)	$(4.64)
Addback goodwill amortization	—	0.23	—	0.47

Adjusted net loss	$(0.98)	$(2.17)	$(2.14)	$(4.17)

New Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs associated with a restructuring or plant closing, or other exit or disposal activity. Previous guidance for such costs was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 replaces EITF 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Liabilities recorded under EITF 94-3 prior to adoption of SFAS No. 146 are grandfathered, and thus, adoption of this standard is not anticipated to have a material effect on the Company’s financial position or results of operations.

     In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the fiscal year beginning February 1, 2003, and adoption of this standard is not anticipated to have a material effect on the Company’s financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     For the period ended July 31, 2002, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2002.

Item 4. Controls and Procedures

     On February 19, 2002, the Company issued restated consolidated financial statements included in its filings with the Securities and Exchange Commission (the “SEC”) as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods (the “10-K/A”), and for the fiscal quarter ended April 30, 2001 (the “10-Q/A”). The restatement was the result of failure by the Company to properly apply certain accounting standards generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified. As discussed in the Company’s Annual Report On Form 10-K for the fiscal year 2001 filed with the SEC on May 1, 2002, the Company has been advised that the SEC is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of such an investigation.

     Following the commencement of an internal review of its accounting records and procedures and the investigation initiated by the Company’s Audit Committee of the Board of Directors in connection with the restatement process (the “Audit Committee Investigation”), the Company initiated a significant restructuring which included, among other things, (i) a new management team under the leadership of a new chief executive officer and the hiring of a new chief financial officer (initially an interim chief financial officer), (ii) a number of key operating initiatives including an ongoing process to rationalize the manufacturing capacity of the Company on a global basis and (iii) the Chapter 11 Filings. These activities, while critical to the successful restructuring of the Company, complicate the Company’s ability to assess the overall effectiveness of internal controls.

     Since the inception of the restatement process and Audit Committee Investigation, the Company has made a number of significant changes that strengthened the internal controls over its financial accounting, reporting and disclosure procedures (the “Reporting and Disclosure Procedures”). These changes included, but were not necessarily limited to, (i) communicating clearly and consistently a tone from new senior management regarding the proper conduct in these matters, (ii) terminating or reassigning key managers, (iii) hiring (or retaining on an interim basis), in addition to the chief financial officer position noted above, a new chief accounting officer, chief information officer, and several new experienced business unit controllers, (iv) strengthening the North American financial management organizational reporting chain, (v) requiring stricter account reconciliation standards, (vi) establishing an anonymous “TIPLINE” monitored by the general counsel of the Company, (vii) updating and expanding the distribution of the Company’s business conduct questionnaire, (viii) conducting more face-to-face quarterly financial reviews with business unit management, (ix) requiring quarterly as well as annual plant and business unit written representations, (x) expanding the financial accounting procedures in the current year internal audit plan, (xi) temporarily supplementing the Company’s existing staff with additional contractor-based support to collect and analyze the information necessary to prepare the Company’s financial statements, related disclosures and other information requirements contained in the Company’s SEC periodic reporting until the Company implements changes to the current organization and staffing, and (xii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company’s financial processes, including support efforts which better integrate current and evolving financial information system initiatives, and addressing any remaining critical weaknesses including any reported by the Company’s internal audit function and independent public accountants.

     The Company will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of its Reporting and Control Procedures. Significant supplemental resources will continue to be required to prepare the required financial and other information during this process, particularly in view of the Company's current stage of restructuring. The changes made to date as discussed above have enabled the Company to restate its previous filings where required, as well as subsequently prepare and file the remainder of the required periodic reports for fiscal 2001 and 2002 on a current basis.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On May 3, 2002, a group of purported purchasers of the Company’s bonds commenced a putative class action lawsuit against thirteen present or former directors and officers of the Company (but not the Company) and KPMG LLP, the Company’s independent auditor, in the United States District Court for the Eastern District of Michigan. The complaint seeks damages for an alleged class of persons who purchased Company bonds between June 3, 1999 and September 5, 2001 and claim to have been injured because they relied on the Company’s allegedly materially false and misleading financial statements. On June 27, 2002, the plaintiffs filed an amended class action complaint adding CIBC World Markets Corp. and Credit Suisse First Boston Corporation, underwriters for certain bonds issued by the Company, as defendants.

     Additionally, before the date the Company commenced its Chapter 11 Bankruptcy case, four other putative class actions were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its directors and officers, on behalf of a class of purchasers of Company common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. On May 10, 2002, the plaintiffs filed a consolidated and amended class action complaint seeking damages against the Company’s present and former officers and directors (but not the Company) and KPMG.

     On June 13, 2002, the Company filed an adversary complaint and motion for a preliminary injunction in the Bankruptcy Court requesting the Court to stay the class action litigation commenced by the bond purchasers and equity purchasers. Additionally, on July 25, 2002, the Company filed with the Bankruptcy Court a motion to lift the automatic stay in the Chapter 11 Filings to allow the insurance company that provides officer and director liability insurance to the Company to pay the defense costs of the Company’s present and former officers and directors in such litigation. The Bankruptcy Court currently is scheduled to hear such matters at a hearing scheduled for September 30, 2002.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     In accordance with the Senior Notes, the Senior Subordinated Notes and the note under the Credit Agreement, interest accrues at default rates. However, the payment of such interest is subject to the Bankruptcy Code and a plan or plans of reorganization as may be approved by the Bankruptcy Court. See Note (9), Liabilities Subject To Compromise, to the Consolidated Financial Statements herein.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

/s/ James A. Yost

James A. Yost
Vice President, Finance, and Chief Financial Officer

/s/ Herbert S. Cohen

Herbert S. Cohen
Chief Accounting Officer
September 16, 2002

CERTIFICATIONS

I, Curtis J. Clawson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hayes Lemmerz International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

[Items 4, 5, and 6 omitted pursuant to the transition provisions of SEC Release No. 33-8124.]

Date: September 16, 2002

/s/ Curtis J. Clawson

Curtis J. Clawson
Chairman of the Board, President and Chief Executive Officer

I, James A. Yost, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hayes Lemmerz International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

[Items 4, 5, and 6 omitted pursuant to the transition provisions of SEC Release No. 33-8124.]

Date: September 16, 2002

/s/ James A. Yost

James A. Yost
Vice President, Finance, and Chief Financial Officer

Exhibit Index

99.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.