Form 10-Q
period 2002-10-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2002-12-16
CIK 893670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002 or
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
(734) 737-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     The number of shares of common stock outstanding as of December 16, 2002 was 28,455,995 shares.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of dollars, except share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended October 31,		Ended October 31,

	2002	2001	2002	2001

Net sales	$535.4	$515.0	$1,526.1	$1,574.5
Cost of goods sold	465.2	476.0	1,372.6	1,444.2

Gross profit	70.2	39.0	153.5	130.3
Marketing, general and administration	23.5	27.7	74.1	79.9
Engineering and product development	5.1	5.3	15.6	16.9
Amortization of goodwill	—	6.7	—	20.0
Equity in losses of joint ventures	—	0.4	—	0.9
Asset impairments and other restructuring charges	11.0	4.6	36.3	42.6
Loss on investment in joint venture	—	—	—	3.8
Other (income) expense, net	(3.3)	(5.0)	(7.0)	(3.7)
Reorganization items	7.0	—	34.9	—

Earnings (loss) from operations	26.9	(0.7)	(0.4)	(30.1)
Interest expense, net (excluding $29.6 million and $87.9 million not accrued on liabilities subject to compromise for the three months and nine months ended October 31, 2002, respectively)	19.0	49.1	53.7	142.0

Earnings (loss) before taxes on income, minority interest and extraordinary gain	7.9	(49.8)	(54.1)	(172.1)
Income tax provision	3.0	4.2	0.6	14.6

Earnings (loss) before minority interest and extraordinary gain	4.9	(54.0)	(54.7)	(186.7)
Minority interest	1.2	0.8	2.7	2.6

Earnings (loss) before extraordinary gain	3.7	(54.8)	(57.4)	(189.3)
Extraordinary gain, net of tax	—	—	—	2.7

Net income (loss)	$3.7	$(54.8)	$(57.4)	$(186.6)

Basic net income (loss) per share:
Earnings (loss) before extraordinary gain	$0.13	$(1.92)	$(2.02)	$(6.65)
Extraordinary gain, net of tax	—	—	—	0.09

Basic net income (loss) per share	$0.13	$(1.92)	$(2.02)	$(6.56)

Diluted net income (loss) per share:
Earnings (loss) before extraordinary gain	$0.13	$(1.92)	$(2.02)	$(6.56)
Extraordinary gain, net of tax	—	—	—	0.09

Diluted net income (loss) per share	$0.13	$(1.92)	$(2.02)	$(6.56)

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share amounts)

	October 31,	January 31,
	2002	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45.4	$45.2
Receivables	324.1	266.2
Inventories	165.1	155.2
Prepaid expenses and other	40.4	36.3

Total current assets	575.0	502.9
Property, plant and equipment, net	935.7	965.4
Goodwill and other assets	904.7	889.8

Total assets	$2,415.4	$2,358.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
DIP facility	$42.1	$—
Bank borrowings and other notes	22.0	25.1
Current portion of long-term debt	37.0	14.5
Accounts payable and accrued liabilities	297.5	250.0

Total current liabilities	398.6	289.6
Long-term debt, net of current portion	54.7	83.5
Pension and other long-term liabilities	310.6	312.2
Minority interest	15.4	11.8
Liabilities subject to compromise	2,139.9	2,121.0
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.01 per share:
Voting — authorized 99,000,000 shares; 27,708,419 shares issued; 25,806,969 shares outstanding	0.3	0.3
Nonvoting — authorized 5,000,000 shares; issued and outstanding, 2,649,026 shares	—	—
Additional paid in capital	235.1	235.1
Common stock in treasury at cost, 1,901,450 shares	(25.7)	(25.7)
Accumulated deficit	(599.8)	(542.4)
Accumulated other comprehensive loss	(113.7)	(127.3)

Total stockholders’ deficit	(503.8)	(460.0)

Total liabilities and stockholders’ deficit	$2,415.4	$2,358.1

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(Unaudited)

	Nine Months
	Ended October 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(57.4)	$(186.6)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	96.2	93.2
Amortization of goodwill	—	20.0
Amortization of deferred financing fees	3.9	5.9
Change in deferred income taxes	0.5	5.3
Asset impairments and other restructuring charges	36.3	42.6
Loss on investment in joint venture	—	3.8
Minority interest	2.7	2.6
Equity in losses of joint ventures	—	0.9
Gain on sale of assets and businesses	(0.9)	(0.6)
Extraordinary gain	—	(2.7)
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(52.9)	21.8
Inventories	(9.9)	31.3
Prepaid expenses and other	(3.8)	5.0
Accounts payable and accrued liabilities	21.9	(36.1)
Chapter 11 items:
Reorganization items	34.9	—
Interest accrued on Credit Agreement	36.0	—
Payments related to Chapter 11 Filings	(56.2)	—

Cash provided by operating activities	51.3	6.4

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(69.9)	(114.2)
Proceeds from sale of assets and businesses	9.1	9.5
Purchase of businesses	(7.2)	—
Net proceeds from termination of cross-currency swap agreements	—	10.1
Other, net	(7.4)	(9.6)

Cash used for investing activities	(75.4)	(104.2)

Cash flows from financing activities:
Change in borrowings under DIP facility	41.1	—
Changes in bank borrowings and revolving facility	(20.1)	246.7
Proceeds from refinancing, net of related fees	—	435.4
Repayment of bank borrowings and revolving facility from refinancing	—	(381.3)
Repayment of long-term debt from refinancing	—	(36.6)
Payments on accounts receivable securitization	—	(71.6)
Fees to amend Credit Agreement	—	(2.7)

Cash provided by financing activities	21.0	189.9

Effect of exchange rate changes on cash and cash equivalents	3.3	(1.0)

Increase in cash and cash equivalents	0.2	91.1
Cash and cash equivalents at beginning of period	45.2	—

Cash and cash equivalents at end of period	$45.4	$91.1

Supplemental data:
Cash paid for interest, excluding adequate protection payments in 2002	$12.7	$102.8
Cash paid for income taxes, net	$6.1	$9.8

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended October 31, 2002 and 2001
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(1) Description of Business and Chapter 11 Filings

     These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year 2001, the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 and the Quarterly Report on Form 10-Q for the fiscal quarter ending July 31, 2002, as filed with the Securities and Exchange Commission on May 1, 2002, June 16, 2002 and September 16, 2002, respectively.

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

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders proposed to receive distributions thereunder (under the Bankruptcy Code, parties not receiving a distribution are deemed to reject and are not entitled to vote) and approved by the Bankruptcy Court. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of such plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

     Pursuant to an order entered by the Bankruptcy Court on August 19, 2002, the period during which the Company has the exclusive right to propose a plan of reorganization expires on December 16, 2002. Although the current exclusive period may be extended at the discretion of the Bankruptcy Court upon request, the Debtors currently expect to file a proposed plan of reorganization with the Bankruptcy Court prior to the expiration of the current exclusive period. There can, however, be no assurance that such a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated.

     The Company currently expects that any plan of reorganization it might propose likely will provide that the existing common stock of the Company would be cancelled and that certain creditors of the Company would be issued new common stock in the reorganized Company. Although there can be no assurance that a plan of reorganization proposed by the Debtors would be confirmed by the Bankruptcy Court or consummated, holders of common stock of the Company should assume that they could receive little or no value as part of any plan of reorganization. In light of the foregoing, the Company considers the value of the common stock to be highly speculative.

     Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in common stock of the Company or in claims relating to pre-petition liabilities and/or other securities of the Company.

     Under the priority scheme established by the Bankruptcy Code, substantially all post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery, if any, to creditors and/or shareholders will not be determined until confirmation of a plan or plans of reorganization and substantial completion of claims reconciliation by the Company and claims allowance by the Bankruptcy Court.

     On January 31, 2002, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown on the Company’s books and records, subject to the assumptions contained in certain notes filed in connection therewith. The Debtors subsequently amended the schedules and statements on March 21, 2002 and July 12, 2002. All of the schedules are subject to further amendment or modification. On March 26, 2002, the Bankruptcy Court established June 3, 2002 as the deadline for filing proofs of claim with the Bankruptcy Court. The Debtors mailed notice of the proof of claim deadline to all known creditors. Differences between amounts scheduled by the Debtors and claims by creditors currently are being investigated and resolved in connection with the Debtors’ claims resolution process. Although that process has commenced and is ongoing, in light of the number of creditors of the Debtors and certain claims objection blackout periods, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and the ultimate distribution with respect to allowed claims is not presently ascertainable.

     In addition to any plan of reorganization it may file, the Company currently expects to file a disclosure statement intended to provide information sufficient to enable holders of claims or interests to make an informed judgment about the plan. The disclosure statement would set forth, among other things, the Company’s proposed plan of reorganization, proposed distributions that would be made to the Company’s stakeholders under the proposed plan, certain effects of confirmation of the plan, and various risk factors associated with the plan and confirmation thereof. It would also contain information regarding, among other matters, significant events that occurred during the Company’s Chapter 11 proceedings, the anticipated organization, operation and financing of the reorganized Company, as well as the confirmation process and the voting procedures holders of claims and/or interests must follow for their votes to be counted.

     Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy during the second quarter of fiscal 2003, there can be no assurance that such a reorganization plan or plans will be proposed by the Debtors or confirmed by the Court, or that any such plan(s) will be consummated in that time period or at any later time. Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders.

     Pursuant to AICPA Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”), the accounting for the effects of the reorganization will occur once a plan of reorganization is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of the plan. The “fresh start” accounting principles pursuant to SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the equity of the reorganized Company as of a date selected for financial reporting purposes. The accompanying consolidated financial statements do not reflect: (a) the requirements of SOP 90-7 for fresh start accounting, (b) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (c) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (d) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan of reorganization; or (e) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of future actions by the Bankruptcy Court.

     On May 30, 2002, the Bankruptcy Court entered an order approving, among other things, the critical employee retention plan filed with the Bankruptcy Court in February 2002 which is designed to compensate certain critical employees in order to assure their retention and availability during the Company’s restructuring. The plan has two components which will (i) reward critical employees who remain with the Company (and certain affiliates of the Company who are not directly involved in the restructuring) during and through the completion of the restructuring (the “Retention Bonus”) and (ii) provide additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeds an established baseline (the “Restructuring Performance Bonus”).

     The maximum possible aggregate amount of Retention Bonus is approximately $8.5 million and is payable in cash upon the consummation of the restructuring. Pursuant to plan provisions, thirty-five percent, or approximately $3.2 million, of such Retention Bonus was paid on October 1, 2002. The maximum possible aggregate amount of any Restructuring Performance Bonus is $37.5 million and will be payable as soon as reasonably practicable after the consummation of the restructuring. Up to 70% of the amount by which a Restructuring Performance Bonus exceeds a participant’s Retention Bonus may be paid in restricted shares or units of any common stock of the Company that is issued as part of a confirmed plan of reorganization in connection with the restructuring, if the Company’s Board of Directors elects, within the time period specified in the plan. The amount of any Restructuring Performance Bonus to be earned is not currently estimable and will not be determined until confirmation of a plan or plans of reorganization.

     As of October 31, 2002, there were $42.1 million of outstanding borrowings and $4.7 million in letters of credit issued under the Company’s Debtor-In-Possession revolving credit facility (the “DIP Facility”). As of December 13, 2002, there were $23.3 million of outstanding borrowings and $4.7 million in letters of credit issued in connection with the DIP Facility. The amount of availability under the DIP Facility as of December 13, 2002 was $74.4 million, net of the aforementioned borrowings and issued letters of credit.

     Reorganization items as reported in the accompanying consolidated statement of operations for the three months and nine months ended October 31, 2002 is comprised of:

	Three Months	Nine Months
	Ended	Ended

Critical employee retention plan provision	$0.8	$6.0
Estimated accrued liability for rejected prepetition leases and contracts	—	9.5
Professional fees directly related to the Filing	6.3	20.9
Gain on settlement of prepetition liabilities	—	(1.2)
Interest earned during Chapter 11 reorganization proceedings	(0.1)	(0.3)

Total	$7.0	$34.9

     Cash payments with respect to such reorganization items of $10.5 million and $21.5 million made during the three months and nine months ended October 31, 2002, respectively, consisted of professional fees and the Retention Bonus.

     The condensed financial statements of the Debtors are presented in Note 10, “Condensed Consolidating Financial Statements.”

(2) Basis of Presentation

     As discussed in Note 1, the Company filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2001. The accompanying consolidated financial statements have been prepared in accordance with SOP 90-7 and on a going concern basis. Continuing as a going concern contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. The accompanying consolidated financial statements do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company’s recent history of significant losses, deficit in stockholders’ equity and issues related to non-compliance with debt covenants raise substantial doubt about the Company’s ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the Company’s formulation of a plan of reorganization that is confirmed by the Bankruptcy Court, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations. SOP 90-7 requires the segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization of the Company.

     The Company’s unaudited interim consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the nine months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2003.

     Certain prior period amounts have been reclassified to conform to the current year presentation.

(3) Inventories

     The major classes of inventory are as follows:

	October 31,	January 31,
	2002	2002

Raw materials	$34.9	$38.7
Work-in-process	49.0	39.2
Finished goods	44.8	41.4
Spare parts and supplies	36.4	35.9

Total	$165.1	$155.2

(4) Property, Plant and Equipment

     The major classes of property, plant and equipment are as follows:

	October 31,	January 31,
	2002	2002

Land	$29.9	$29.9
Buildings	255.2	240.6
Machinery and equipment	1,091.3	1,063.3

	1,376.4	1,333.8
Accumulated depreciation	(440.7)	(368.4)

Property, plant and equipment, net	$935.7	$965.4

(5) Asset Impairments and Other Restructuring Charges

     Asset impairments and other restructuring charges recorded by the Company during the three months and nine months ended October 31, 2002 and 2001 are as follows (millions of dollars):

	Three		Nine
	Months Ended		Months Ended

	2002	2001	2002	2001

Impairment of manufacturing facilities	$0.3	$—	$0.6	$28.5
Impairment of machinery and equipment	5.3	4.6	22.6	13.5
Facility closures	—	—	6.7	0.6
Other restructuring	5.4	—	6.4	—

Total	$11.0	$4.6	$36.3	$42.6

Impairment of Manufacturing Facilities

     Based on current real estate market conditions, the Company recorded an asset impairment charge of $0.3 million in the third quarter of fiscal 2002 to write down its Somerset, Kentucky facility to fair value.

     As a consequence of the notifications received in April 2001 by the Company from certain customers of its Petersburg, Michigan manufacturing facility regarding significantly lower future product orders and the failure to obtain adequate customer support required to relocate production, management revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to the Petersburg facility and, accordingly, recognized an impairment charge of $28.5 million in the first nine months of fiscal 2001. An additional impairment charge of $0.3 million was recorded in the second quarter of fiscal 2002 to further write down the Petersburg facility to fair value based on current real estate market conditions.

Impairment of Machinery and Equipment

     During the third quarter of fiscal 2002, the Company recognized asset impairment losses of $5.3 million on certain machinery and equipment in the Automotive Wheel segment due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment due to changes in product mix. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery and equipment.

     In the second quarter of fiscal 2002, the Company determined, based on its most recent sales projections for the facility, that its current estimate of the future undiscounted cash flows from its manufacturing facility in La Mirada, California would not be sufficient to recover the carrying value of the facility’s fixed assets and production tooling. Accordingly, the Company recorded an estimated impairment loss of $15.5 million in the second quarter of fiscal 2002 on those assets. During the second quarter of fiscal 2002, the Company also recognized asset impairment losses of $1.8 million on certain machinery and equipment due primarily to a change in management’s plan for the future use of idled machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

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

Facility Closures

     In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company recorded an estimated restructuring charge of $6.7 million in the first quarter of fiscal 2002. This charge includes amounts related to lease termination costs and other closure costs including security and maintenance costs subsequent to the shut down date. The amount of the charge related to lease terminations of $3.5 million has been classified as a liability subject to compromise at October 31, 2002 and has been excluded from the table below. Of the other closure costs, approximately $1.8 million remained unpaid at October 31, 2002, and is expected to be paid during fiscal 2002 and fiscal 2003.

     In the fourth quarter of fiscal 2001, the Company committed to a plan to close its manufacturing facility in Bowling Green, Kentucky and recorded a restructuring charge of $10.7 million. This charge relates to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date. Originally planned to begin during July 2002, the closure of the plant has been temporarily delayed, and as such, no costs have been paid related to the shutdown. The closure costs are expected to be paid in fiscal 2003.

     In June 2001, the Company committed to a plan to close the Petersburg facility, and accordingly recorded an estimated restructuring charge of $0.6 million. This charge includes amounts related to security and other maintenance costs subsequent to the shutdown date. Of this charge, $0.6 million remained unpaid at October 31, 2002, and is expected to be paid during fiscal 2002 and fiscal 2003.

Other Restructuring Charges

     In fiscal 2002, the Company offered an early retirement option to approximately 30 employees, of whom 24 accepted by the respective acceptance date. In connection with this early retirement offer, the Company recorded a charge of $3.4 million primarily related to supplemental retirement benefits and continued medical benefits. The retirement benefit portion of the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans, and will be funded as part of the requirements of those entire plans.

     During the third quarter of fiscal 2002, the Company recorded a charge of $1.0 million related to the shutdown of its Petersburg facility. Additionally, as part of ongoing restructuring and rationalization of its operations, the Company recorded severance costs of $1.0 million in the third quarter of fiscal 2002, all of which had been paid by October 31, 2002.

     The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above during the nine months ended October 31, 2002:

		Severance
		and Other
	January 31, 2002	Restructuring		Cash	October 31, 2002
	Accrual	Charges	Reclassification	Payments	Accrual

Facility exit costs	$11.7	$6.7	$(3.5)	$(1.4)	$13.5
Severance	6.0	2.0	—	(4.7)	3.3

Total	$17.7	$8.7	$(3.5)	$(6.1)	$16.8

(6) Earnings Per Share

     Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants, so long as they are not anti-dilutive.

     Shares outstanding for the three months and nine months ended October 31, 2002 and 2001, were as follows (thousands of shares):

	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

Weighted average shares outstanding	28,456	28,456	28,456	28,456
Dilutive effect of options and warrants	—	—	—	—

Diluted shares outstanding	28,456	28,456	28,456	28,456

     For the three month and nine month periods ending October 31, 2002 and 2001, respectively, all options and warrants were excluded from the calculation of diluted earnings (loss) per share as the effect was anti-dilutive.

(7) Comprehensive Income

     The components of comprehensive loss for the nine months ended October 31, 2002 and 2001 are as follows:

	2002	2001

Net loss	$(57.4)	$(186.6)
Currency translation adjustments	13.6	(19.6)

Total comprehensive loss	$(43.8)	$(206.2)

(8) Liabilities Subject to Compromise

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of such plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

     On January 31, 2002, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown on the Company’s books and records, subject to the assumptions contained in certain notes filed in connection therewith. The Debtors subsequently amended the schedules and statements on March 21, 2002 and July 12, 2002. All of the schedules are subject to further amendment or modification. On March 26, 2002, the Bankruptcy Court established June 3, 2002 as the deadline for filing proofs of claim with the Bankruptcy Court. The Debtors mailed notice of the proof of claim deadline to all known creditors. Differences between amounts scheduled by the Debtors and claims by creditors currently are being investigated and resolved in connection with the Debtors’ claims resolution process. Although that process has commenced and is ongoing, in light of the number of creditors of the Debtors and certain claims objection blackout periods, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and the ultimate distribution with respect to allowed claims is not presently ascertainable.

Recorded Liabilities

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings consisted of the following (millions of dollars):

	October 31,	January 31,
	2002	2002

Accounts payable and accrued liabilities, principally trade	$153.0	$156.9
Credit Agreement:
Term loans	176.8	176.8
Revolving facility	573.8	572.1
Accrued interest	34.5	13.4
Senior Notes and Senior Subordinated Notes:
Face value	1,152.8	1,152.8
Accrued interest	49.0	49.0

Total	$2,139.9	$2,121.0

     During the first nine months of fiscal 2002, there were $1.7 million in letters of credit drawn against the Credit Agreement. Accordingly, the pre-petition claim under the Credit Agreement was increased by this amount. While any additional availability under the Credit Agreement has been terminated, letters of credit amounting to approximately $9.7 million remain outstanding.

     The Bankruptcy Code generally disallows the payment of interest that would otherwise accrue post-petition with respect to unsecured or undersecured claims. Lazard Freres & Co. LLC, the Company’s financial advisors and investment bankers, has recently provided the Company with a preliminary estimate of the value of the Company’s operations for reorganization plan purposes. The preliminary valuation supports the Company’s previous estimate that, under certain circumstances, the claims under the Credit Agreement may be fully secured or oversecured. There may also be circumstances in which the claims under the Credit Agreement may be undersecured.

     The Company has continued to record interest expense accruing postpetition with respect to the Credit Agreement. The amount of such unpaid interest recorded at October 31, 2002 was $34.5 million, net of the second and third quarter payments noted below. This amount has been classified as a liability subject to compromise in the accompanying consolidated balance sheet. The Company has not continued to record interest expense accruing postpetition with respect to the Senior Notes and the Senior Subordinated Notes. The amount of such interest accruing postpetition that has not been recorded at October 31, 2002 was $106.6 million. The recorded amount of prepetition accrued interest with respect to the Senior Notes and the Senior Subordinated Notes was $49.0 million, which has been classified as a liability subject to compromise in the accompanying consolidated balance sheet at October 31, 2002.

     As discussed above, it is not possible to predict the outcome of the Chapter 11 proceedings in general. The ultimate recovery with respect to these and other claims, if any, will not be determined until confirmation of a plan or plans of reorganization.

     The DIP Facility provides for the postpetition cash payment at certain intervals of interest and fees accrued at the filing date and accruing postpetition under the Company’s prepetition credit agreements, if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries. During the second and third quarters of fiscal 2002, payments of $12.1 million and $8.3 million, respectively, were made for a portion of accrued interest and fees with respect to this provision. Further, the Company paid $2.9 million on November 1, 2002 with respect to this provision.

     During the third quarter of fiscal 2002, the Company and the lenders to the DIP Credit Agreement discovered that the applicable period(s) during which certain liquidity and earnings tests thereunder are measured had not been properly memorialized therein and the parties’ intentions were frustrated thereby. Accordingly, on December 4, 2002, the Bankruptcy Court granted authority to the Debtors and the lenders to enter into a Third Amendment of the DIP Credit Agreement to correct the measurement period definition. As modified by the Third Amendment, the DIP Credit Agreement would allow the Company to make a $13.8 million payment that is currently prohibited under the DIP Credit Agreement.

Contingent Liabilities

     Contingent liabilities of the Debtors as of the Chapter 11 Filing date are also subject to compromise. The Company is a party to litigation matters and claims that are normal in the course of its operations. Generally, litigation related to prepetition “claims,” as defined by the Bankruptcy Code, is stayed. Also, as a normal part of their operations, the Company’s subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. The effect of the bankruptcy process on these matters cannot be predicted with certainty.

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

     The following table represents revenues and other financial information by business segment as of and for the nine months ended October 31:

	Revenue		Net Income (Loss)		Total Assets

	2002	2001	2002	2001	2002	2001

Automotive Wheels	$878.4	$952.0	$(21.5)	$(51.4)	$1,214.7	$1,282.0
Components	568.6	503.1	3.8	(19.2)	900.6	884.7
Other	79.1	119.4	(39.7)	(116.0)	300.1	437.6

Total	$1,526.1	$1,574.5	$(57.4)	$(186.6)	$2,415.4	$2,604.3

     The net income (loss) amounts for the nine months ended October 31, 2002 presented in the above table include reorganization items of $9.3 million, $(1.0) million and $26.6 million in Automotive Wheels, Components and Other, respectively.

(10) Condensed Consolidating Financial Statements

     The following condensed consolidating financial statements present in one format the financial information required for entities that have filed for reorganization relief under Chapter 11 of the Bankruptcy Code pursuant to SOP 90-7, and the financial information required with respect to those entities which guarantee certain of the Company’s debt.

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

     The condensed consolidating financial information as of and for the nine months ended October 31, 2002 for those guarantor subsidiaries of the 11% Notes (the “Guarantor Subsidiaries”) has been presented separately below as the 11% Notes are not guaranteed by the Conformed Guarantor Subsidiaries. Collectively, the Guarantor Subsidiaries and the Conformed Guarantor Subsidiaries guarantee the 8 1/4% Notes, the 9 1/8% Notes, and the 11 7/8% Senior Notes.

Financial Statements for Entities in Reorganization Under Chapter 11

     As discussed in Note 1, Hayes Lemmerz International, Inc. (the “Parent”), 30 of its wholly-owned domestic subsidiaries, and one wholly-owned Mexican subsidiary filed voluntary petitions for reorganization relief under Chapter 11. In accordance with SOP 90-7, condensed consolidating financial information is presented below as of and for the nine months ended October 31, 2002.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended October 31, 2002
(Unaudited)

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$180.6	$352.0	$402.1	$33.4	$581.1	$(23.1)	$1,526.1
Cost of goods sold	180.6	322.7	368.0	36.7	488.1	(23.5)	1,372.6

Gross profit (loss)	—	29.3	34.1	(3.3)	93.0	0.4	153.5
Marketing, general and administration	11.3	19.5	13.4	—	29.9	—	74.1
Engineering and product development	3.5	5.5	2.1	—	4.5	—	15.6
Amortization of goodwill	—	—	(0.4)	—	0.4	—	—
Equity in (earnings) losses of subsidiaries and joint ventures	14.5	(9.1)	(10.5)	(0.7)	(0.8)	6.6	—
Asset impairments and other restructuring charges	5.7	19.4	9.0	0.4	1.8	—	36.3
Other expense (income), net	3.8	(0.6)	(4.4)	—	(5.8)	—	(7.0)
Reorganization items	26.6	9.3	(1.0)	—	—	—	34.9

Earnings (loss) from operations	(65.4)	(14.7)	25.9	(3.0)	63.0	(6.2)	(0.4)
Interest expense, net	5.8	18.1	13.4	—	16.4	—	53.7

Earnings (loss) before taxes on income and minority interest	(71.2)	(32.8)	12.5	(3.0)	46.6	(6.2)	(54.1)
Income tax provision (benefit)	(13.8)	0.5	0.9	0.6	12.4	—	0.6

Earnings (loss) before minority interest	(57.4)	(33.3)	11.6	(3.6)	34.2	(6.2)	(54.7)
Minority interest	—	—	—	—	2.7	—	2.7

Net income (loss)	$(57.4)	$(33.3)	$11.6	$(3.6)	$31.5	$(6.2)	$(57.4)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Nine Months Ended October 31, 2001
(Unaudited)

			Conformed
		Guarantor	Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$199.3	$389.6	$379.1	$614.2	$(7.7)	$1,574.5
Cost of goods sold	185.6	364.8	387.8	513.7	(7.7)	1,444.2

Gross profit (loss)	13.7	24.8	(8.7)	100.5	—	130.3
Marketing, general and administration	14.5	18.9	15.4	31.1	—	79.9
Engineering and product development	2.8	5.6	2.1	6.4	—	16.9
Amortization of intangibles	0.9	5.8	8.0	5.3	—	20.0
Equity in (earnings) loss of subsidiaries and joint ventures	122.8	35.0	3.5	(0.1)	(160.3)	0.9
Asset impairments and other restructuring charges	4.7	0.7	36.4	0.8	—	42.6
Loss on investment in joint venture	3.8	—	—	—	—	3.8
Other (income) expense, net	(1.4)	—	(0.8)	(1.5)	—	(3.7)

Earnings (loss) from operations	(134.4)	(41.2)	(73.3)	58.5	160.3	(30.1)
Interest expense, net	56.0	32.8	29.5	23.7	—	142.0

Earnings (loss) before taxes on income, minority interest, and extraordinary gain	(190.4)	(74.0)	(102.8)	34.8	160.3	(172.1)
Income tax (benefit) provision	(1.1)	0.5	0.8	14.4	—	14.6

Earnings (loss) before minority interest and extraordinary gain	(189.3)	(74.5)	(103.6)	20.4	160.3	(186.7)
Minority interest	—	—	—	2.6	—	2.6

Earnings (loss) before extraordinary gain	(189.3)	(74.5)	(103.6)	17.8	160.3	(189.3)
Extraordinary gain, net of tax	2.7	—	—	—	—	2.7

Net income (loss)	$(186.6)	$(74.5)	$(103.6)	$17.8	$160.3	$(186.6)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of October 31, 2002
(Unaudited)

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$11.9	$0.1	$0.3	$0.3	$32.8	$—	$45.4
Receivables	36.5	38.5	83.8	1.9	163.4	—	324.1
Inventories	22.9	22.2	45.1	1.6	73.3	—	165.1
Prepaid expenses and other	13.3	5.3	13.1	0.3	18.2	(9.8)	40.4

Total current assets	84.6	66.1	142.3	4.1	287.7	(9.8)	575.0
Net property, plant and equipment	112.0	154.7	244.5	7.3	415.8	1.4	935.7
Goodwill and other assets	920.5	234.7	387.5	24.8	298.6	(961.4)	904.7

Total assets	$1,117.1	$455.5	$774.3	$36.2	$1,002.1	$(969.8)	$2,415.4

DIP facility	$42.1	$—	$—	$—	$—	$—	$42.1
Bank borrowings and other notes	—	2.0	—	—	20.0	—	22.0
Current portion of long-term debt	—	—	—	—	37.0	—	37.0
Accounts payable and accrued liabilities	67.9	29.3	40.0	2.6	170.5	(12.8)	297.5

Total current liabilities	110.0	31.3	40.0	2.6	227.5	(12.8)	398.6
Long-term debt, net of current portion	—	—	—	—	54.7	—	54.7
Pension and other long- term liabilities	75.4	42.2	11.7	—	181.3	—	310.6
Minority interest	—	—	—	—	15.4	—	15.4
Intercompany accounts	(593.1)	356.3	50.6	(4.0)	190.2	—	—
Liabilities subject to compromise	2,028.6	51.8	57.9	1.6	—	—	2,139.9
Common stock	0.3	—	—	—	—	—	0.3
Additional paid-in capital	235.1	197.2	905.3	53.5	317.1	(1,473.1)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(599.8)	(206.8)	(206.0)	(18.9)	99.4	332.3	(599.8)
Accumulated other comprehensive loss	(113.7)	(16.5)	(85.2)	1.4	(83.5)	183.8	(113.7)

Total stockholders’ equity (deficit)	(503.8)	(26.1)	614.1	36.0	333.0	(957.0)	(503.8)

Total liabilities and stockholder’s equity (deficit)	$1,117.1	$455.5	$774.3	$36.2	$1,002.1	$(969.8)	$2,415.4

CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 31, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$11.3	$0.1	$0.3	$0.4	$33.1	$—	$45.2
Receivables	19.0	48.6	57.0	10.2	131.4	—	266.2
Inventories	16.2	27.1	39.9	0.3	71.7	—	155.2
Prepaid expenses and other	10.9	6.5	5.2	0.2	18.9	(5.4)	36.3

Total current assets	57.4	82.3	102.4	11.1	255.1	(5.4)	502.9
Net property, plant and equipment	120.9	183.1	244.0	7.3	410.1	—	965.4
Goodwill and other assets	932.4	230.2	395.6	22.1	282.2	(972.7)	889.8

Total assets	$1,110.7	$495.6	$742.0	$40.5	$947.4	$(978.1)	$2,358.1

Bank borrowings	$—	$—	$—	$—	$25.1	$—	$25.1
Current portion of long-term debt	—	—	—	—	14.5	—	14.5
Accounts payable and accrued liabilities	69.4	8.9	26.0	3.2	167.7	(25.2)	250.0
Total current liabilities	69.4	8.9	26.0	3.2	207.3	(25.2)	289.6
Long-term debt, net of current portion	1.0	—	—	—	82.5	—	83.5
Pension and other long-term liabilities	65.7	61.3	11.9	—	173.3	—	312.2
Minority interest	—	—	—	—	11.8	—	11.8
Intercompany accounts	(570.5)	364.6	38.7	(3.7)	170.9	—	—
Liabilities subject to compromise	2,005.1	48.7	63.2	4.0	—	—	2,121.0
Common stock	0.3	—	—	—	—	—	0.3
Additional paid-in capital	235.1	197.2	905.4	53.4	323.8	(1,479.8)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(542.4)	(173.2)	(202.9)	(15.7)	55.5	336.3	(542.4)
Accumulated other comprehensive loss	(127.3)	(11.9)	(100.3)	(0.7)	(77.7)	190.6	(127.3)

Total stockholders’ equity (deficit)	(460.0)	12.1	602.2	37.0	301.6	(952.9)	(460.0)

Total liabilities and stockholder’s equity (deficit)	$1,110.7	$495.6	$742.0	$40.5	$947.4	$(978.1)	$2,358.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2002
(Unaudited)

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$(12.9)	$17.3	$(10.0)	$0.1	$56.8	$—	$51.3
Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(6.6)	(6.0)	(27.4)	—	(29.9)	—	(69.9)
Proceeds from sale of assets and businesses	—	0.2	0.6	—	8.3	—	9.1
Purchase of businesses	—	(2.1)	—	—	(5.1)	—	(7.2)
Other, net	1.2	(1.0)	0.4	—	(8.0)	—	(7.4)

Cash provided by (used for) investing activities	(5.4)	(8.9)	(26.4)	—	(34.7)	—	(75.4)
Cash flows from financing activities:
Increase (decrease) in Bank borrowings, revolving facility, DIP facility and other notes	41.1	—	—	—	(20.1)	—	21.0
Dividends (paid) received	—	—	1.0	—	(1.0)	—	—

Cash provided by (used for) financing activities	41.1	—	1.0	—	(21.1)	—	21.0
Increase (decrease) in parent loans and advances	(22.2)	(8.4)	35.4	(0.2)	(4.6)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	—	3.3	—	3.3

Increase (decrease) in cash and cash equivalents	0.6	—	—	(0.1)	(0.3)	—	0.2
Cash and cash equivalents at beginning of period	11.3	0.1	0.3	0.4	33.1	—	45.2

Cash and cash equivalents at end of period	$11.9	$0.1	$0.3	$0.3	$32.8	$—	$45.4

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2001
(Unaudited)

			Conformed	Non-
		Guarantor	Guarantor	guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$(4.8)	$(10.9)	$(41.4)	$63.5	$—	$6.4
Cash flows from investing activities:
Purchase of property, plant and equipment, and tooling	(6.3)	(13.9)	(33.0)	(61.0)	—	(114.2)
Proceeds from sale of joint venture	9.5	—	—	—	—	9.5
Other, net	(1.4)	(0.2)	(5.0)	7.1	—	0.5

Cash provided by (used for) investing activities	1.8	(14.1)	(38.0)	(53.9)	—	(104.2)

Cash flows from financing activities:
Increase (decrease) in bank borrowings and revolving facility	242.1	—	(0.5)	5.1	—	246.7
Proceeds from refinancing, net of related fees	435.4	—	—	—	—	435.4
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	(370.9)	—	—	(47.0)	—	(417.9)
Proceeds (payments) on accounts receivable securitization	43.1	(47.1)	(67.6)	—	—	(71.6)
Capital contribution	—	—	(44.0)	44.0	—	—
Fees to amend Credit Agreement	(2.7)	—	—	—	—	(2.7)

Cash provided by (used for) financing activities	347.0	(47.1)	(112.1)	2.1	—	189.9

Increase (decrease) in parent loans and advances	(257.8)	72.0	191.4	(5.6)	—	—
Effect of exchange rates on cash and cash equivalents	—	—	—	(1.0)	—	(1.0)

Increase (decrease) in cash and cash equivalents	86.2	(0.1)	(0.1)	5.1	—	91.1
Cash and cash equivalents at beginning of period	(19.3)	0.2	1.9	17.2	—	—

Cash and cash equivalents at end of period	$66.9	$0.1	$1.8	$22.3	$—	$91.1

(11) Income Tax Law Changes

     On March 9, 2002, the Jobs Creation and Worker Assistance Act of 2002 was signed into law. Among other provisions, the law permits a five-year carryback for tax losses generated in tax years ending in 2001 and 2002. As a result of this tax law change, the Company has filed claims for refund of federal income taxes. The Company recorded $13.0 million related to the estimated refund claims through the second quarter. All claims have been filed with the actual refund expected to be $14.3 million. The additional amount of $1.3 million has been recorded during the third quarter of fiscal 2002 and has reduced the provision for income taxes in the consolidated statement of operations.

(12) Goodwill and Other Intangible Assets

     Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment annually, rather than amortized into earnings, and that any impairment to the amount of goodwill existing at the date of adoption be recognized as a cumulative effect of a change in accounting principle on that date. The Company has discontinued amortizing goodwill and indefinite-lived intangible assets into earnings. As of February 1, 2002, the Company had unamortized goodwill and other intangibles of approximately $822.4 million that will be subject to the transition provisions of SFAS No. 142. Management has determined that it will incur a significant write-down in the value of its goodwill upon completion of the adoption of SFAS No. 142. This write-down will be recorded in the fourth quarter of fiscal 2002 consistent with the transitional provisions of SFAS No. 142 as a cumulative effect as described above.

     The pro forma effect of SFAS No. 142 on the Company’s earnings for the three months and nine months ended October 31, 2002 and 2001 is as follows:

	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

Reported net income (loss)	$3.7	$(54.8)	$(57.4)	$(186.6)
Addback goodwill amortization	—	6.7	—	20.0

Adjusted net income (loss)	$3.7	$(48.1)	$(57.4)	$(166.6)

Basic and diluted income (loss)per share:
Reported net income (loss)	$0.13	$(1.92)	$(2.02)	$(6.56)
Addback goodwill amortization	—	0.23	—	0.70

Adjusted net income (loss)	$0.13	$(1.69)	$(2.02)	$(5.86)

(13) New Accounting Pronouncements

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

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the fiscal year beginning February 1, 2003, and adoption of this standard is not anticipated to have a material effect on the Company’s financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value of the liability can be made. Such associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 also contains additional disclosure requirements regarding descriptions of the asset retirement obligations and reconciliation of changes therein. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. The Company has not yet completed its analysis of the impact of SFAS No. 143 on its consolidated financial position or results of operations upon adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business and Chapter 11 Filings

     This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year 2001, the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 and the Quarterly Report on Form 10-Q for the fiscal quarter ending July 31, 2002, as filed with the Securities and Exchange Commission on May 1, 2002, June 16, 2002 and September 16, 2002, respectively.

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

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders proposed to receive distributions thereunder (under the Bankruptcy Code, parties not receiving a distribution are deemed to reject and are not entitled to vote) and approved by the Bankruptcy Court. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of such plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

     Pursuant to an order entered by the Bankruptcy Court on August 19, 2002, the period during which the Company has the exclusive right to propose a plan of reorganization expires on December 16, 2002. Although the current exclusive period may be extended at the discretion of the Bankruptcy Court upon request, the Debtors currently expect to file a proposed plan of reorganization with the Bankruptcy Court prior to the expiration of the current exclusive period. There can, however, be no assurance that such a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated.

     The Company currently expects that any plan of reorganization it might propose likely will provide that the existing common stock of the Company would be cancelled and that certain creditors of the Company would be issued new common stock in the reorganized Company. Although there can be no assurance that a plan of reorganization proposed by the Debtors would be confirmed by the Bankruptcy Court or consummated, holders of common stock of the Company should assume that they could receive little or no value as part of any plan of reorganization. In light of the foregoing, the Company considers the value of the common stock to be highly speculative.

     Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in common stock of the Company or in claims relating to pre-petition liabilities and/or other securities of the Company.

     Under the priority scheme established by the Bankruptcy Code, substantially all post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery, if any, to creditors and/or shareholders will not be determined until confirmation of a plan or plans of reorganization and substantial completion of claims reconciliation by the Company and claims allowance by the Bankruptcy Court.

     On January 31, 2002, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown on the Company’s books and records, subject to the assumptions contained in certain notes filed in connection therewith. The Debtors subsequently amended the schedules and statements on March 21, 2002 and July 12, 2002. All of the schedules are subject to further amendment or modification. On March 26, 2002, the Bankruptcy Court established June 3, 2002 as the deadline for filing proofs of claim with the Bankruptcy Court. The Debtors mailed notice of the proof of claim deadline to all known creditors. Differences between amounts scheduled by the Debtors and claims by creditors currently are being investigated and resolved in connection with the Debtors’ claims resolution process. Although that process has commenced and is ongoing, in light of the number of creditors of the Debtors and certain claims objection blackout periods, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and the ultimate distribution with respect to allowed claims is not presently ascertainable.

     In addition to any plan of reorganization it may file, the Company currently expects to file a disclosure statement intended to provide information sufficient to enable holders of claims or interests to make an informed judgment about the plan. The disclosure statement would set forth, among other things, the Company’s proposed plan of reorganization, proposed distributions that would be made to the Company’s stakeholders under the proposed plan, certain effects of confirmation of the plan, and various risk factors associated with the plan and confirmation thereof. It would also contain information regarding, among other matters, significant events that occurred during the Company’s Chapter 11 proceedings, the anticipated organization, operation and financing of the reorganized Company, as well as the confirmation process and the voting procedures holders of claims and/or interests must follow for their votes to be counted.

     Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy during the second quarter of fiscal 2003, there can be no assurance that such a reorganization plan or plans will be proposed by the Debtors or confirmed by the Court, or that any such plan(s) will be consummated in that time period or at any later time. Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders.

     Pursuant to AICPA Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”), the accounting for the effects of the reorganization will occur once a plan of reorganization is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of the plan. The “fresh start” accounting principles pursuant to SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the equity of the reorganized Company as of a date selected for financial reporting purposes. The accompanying consolidated financial statements do not reflect: (a) the requirements of SOP 90-7 for fresh start accounting, (b) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (c) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (d) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan of reorganization; or (e) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of future actions by the Bankruptcy Court.

     On May 30, 2002, the Bankruptcy Court entered an order approving, among other things, the critical employee retention plan filed with the Bankruptcy Court in February 2002 which is designed to compensate certain critical employees in order to assure their retention and availability during the Company’s restructuring. The plan has two components which will (i) reward critical employees who remain with the Company (and certain affiliates of the Company who are not directly involved in the restructuring) during and through the completion of the restructuring (the “Retention Bonus”) and (ii) provide additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeds an established baseline (the “Restructuring Performance Bonus”).

     The maximum possible aggregate amount of Retention Bonus is approximately $8.5 million and is payable in cash upon the consummation of the restructuring. Pursuant to plan provisions, thirty-five percent, or approximately $3.2 million, of such Retention Bonus was paid on October 1, 2002. The maximum possible aggregate amount of any Restructuring Performance Bonus is $37.5 million and will be payable as soon as reasonably practicable after the consummation of the restructuring. Up to 70% of the amount by which a Restructuring Performance Bonus exceeds a participant’s Retention Bonus may be paid in restricted shares or units of any common stock of the Company that is issued as part of a confirmed plan of reorganization in connection with the restructuring, if the Company’s Board of Directors elects, within the time period specified in the plan. The amount of any Restructuring Performance Bonus to be earned is not currently estimable and will not be determined until confirmation of a plan or plans of reorganization.

     As of October 31, 2002, there were $42.1 million of outstanding borrowings and $4.7 million in letters of credit issued under the Company’s Debtor-In-Possession revolving credit facility (the “DIP Facility”). As of December 13, 2002, there were $23.3 million of outstanding borrowings and $4.7 million in letters of credit issued in connection with the DIP Facility. The amount of availability under the DIP Facility as of December 13, 2002 was $74.4 million, net of the aforementioned borrowings and issued letters of credit.

     Reorganization items as reported in the accompanying consolidated statement of operations for the three months and nine months ended October 31, 2002 is comprised of:

	Three Months	Nine Months
	Ended	Ended

Critical employee retention plan provision	$0.8	$6.0
Estimated accrued liability for rejected prepetition leases and contracts	—	9.5
Professional fees directly related to the Filing	6.3	20.9
Gain on settlement of prepetition liabilities	—	(1.2)
Interest earned during Chapter 11 reorganization proceedings	(0.1)	(0.3)

Total	$7.0	$34.9

     Cash payments with respect to such reorganization items of $10.5 million and $21.5 million made during the three months and nine months ended October 31, 2002, respectively, consisted of professional fees and the Retention Bonus.

     The condensed financial statements of the Debtors are presented in Note 10, “Condensed Consolidating Financial Statements” to the accompanying consolidated financial statements.

Results of Operations

     Sales of the Company’s wheels, wheel-end attachments, aluminum structural components and brake components produced in North America are directly affected by the overall level of passenger car, light truck and commercial highway vehicle production of original equipment manufacturers (“OEMs”) in North America and the relative performance of its customers’ product lines in the North American market. The Company’s sales of its wheels and automotive castings in foreign locations are directly affected by the overall vehicle production in those locations and the relative performance of its customers’ product lines in the those markets. The North American and European automotive industries are sensitive to the overall strength of their respective economies.

     The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for OEMs in the global passenger car and light vehicle markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake and powertrain components for OEMs and Tier 1 suppliers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture wheel and brake products for commercial highway and aftermarket customers in North America. The Other category includes Commercial Highway products, the corporate office and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

Three Months Ended October 31, 2002 Compared to Three Months Ended October 31, 2001

Net Sales

	2002	2001	% Change

	(millions)

Automotive Wheels	$305.8	$315.2	(3.0%)
Components	203.7	163.3	24.7%
Other	25.9	36.5	(29.0%)

Total	$535.4	$515.0	3.9%

     Net sales for the Company increased $20.4 million to $535.4 million in the three months ended October 31, 2002 from $515.0 million in the three months ended October 31, 2001.

     The Company’s Automotive Wheels operations recorded $9.4 million lower net sales during the third quarter of fiscal 2002 compared to the same period in fiscal 2001 primarily due to lower sales in its North American operations. Lower unit sales from the Company’s North American operations combined with the closure of the Company’s Somerset, Kentucky facility during the first quarter of fiscal 2002 accounted for approximately $25 million of this decrease. This decrease was partially offset by higher net sales from the Company’s international wheel operations due primarily to higher unit volumes and the impact of foreign exchange fluctuations, which increased net sales by approximately $16 million and $9 million, respectively, in the third quarter of fiscal 2002. The remainder of the net decrease in sales was primarily due to the impact of lower aluminum pass-through pricing and the sale of the Company’s Brazilian agricultural wheel business during the first quarter of fiscal 2002.

     Net sales from Components increased $40.4 million to $203.7 million in the third quarter of fiscal 2002 from $163.3 million in the same period in fiscal 2001. This increase is primarily due to approximately $37 million of new suspension program launches at the Company’s Montague, Michigan facility and at certain of the Company’s other component operations. The closure of the Company’s Petersburg, Michigan facility and Equipment and Engineering business in Montague, Michigan combined with the sale of the Company’s Maulbronn, Germany foundry during the second quarter of fiscal 2002 resulted in approximately $17 million lower net sales in the third quarter of fiscal 2002 compared to the same period in the prior year. Higher net sales from the Company’s powertrain and brakes operations are the primary drivers of the remaining increase in net sales for Components.

     Other net sales decreased $10.6 million to $25.9 million in the third quarter of fiscal 2002 from $36.5 million in the third quarter of fiscal 2001. The sale of the Company’s European System Service business during the fourth quarter of fiscal 2001 reduced Other net sales by approximately $7 million in the third quarter of fiscal 2002 compared to the same period in fiscal 2001. Abnormally high military shipments in the third quarter of fiscal 2001 combined with the bankruptcy filing of a key trailer wheel customer in the fourth quarter of fiscal 2001 reduced Other net sales by approximately $4 million.

Gross Profit

     The Company’s gross profit increased $31.2 million to $70.2 million in the third quarter of fiscal 2002 from $39.0 million in the third quarter of fiscal 2001.

     Gross profit from the Company’s Wheels operations increased by $25.1 million during the third quarter of fiscal 2002 compared to the same period in fiscal 2001 due primarily to the successful execution of certain strategic initiatives in the Company’s North American operations and favorable performance from its international wheel operations. First, the Company closed its Somerset, Kentucky facility during the first quarter of fiscal 2002. This closure resulted in approximately $6 million higher gross profit in the third quarter of fiscal 2002 due to the significantly large losses recorded at that facility during the third quarter of fiscal 2001. Second, the Company announced the downsizing and closure of its Bowling Green, Kentucky facility during the fourth quarter of fiscal 2001. Although the closure of the plant has been temporarily delayed, the Company did record approximately $2 million higher gross profit due to cost savings realized by the downsizing of that facility subsequent to the closure announcement. Third, gross profit from the Company’s international wheel operations improved by approximately $9 million due primarily to higher volumes, favorable foreign exchange fluctuations and improved performance.

     Gross profit from Components increased $11.7 million during the third quarter of fiscal 2002 compared to the same period in fiscal 2001. This increase was primarily due to higher production volumes and improved operating performance at the Company’s North American Components operations. Also contributing to the year-over-year improvement in Components gross profit, the Company incurred substantial program launch and start-up costs at certain suspension facilities during the third quarter of fiscal 2001 which negatively impacted gross profit during that period.

     Other gross profit decreased $5.6 million during the third quarter of fiscal 2002 compared to the same period in fiscal 2001. Higher retiree medical costs during the third quarter of fiscal 2002 combined with the sale of the Company’s European Systems Service business during the fourth quarter of fiscal 2001 accounted for most of the change in Other gross profit.

Marketing, General and Administrative Expenses

     Marketing, general and administrative expenses decreased $4.2 million to $23.5 million in the three months ended October 31, 2002 from $27.7 million in the three months ended October 31, 2001. This decrease is primarily due to abnormally high professional fees, relocation and recruiting costs recorded during the third quarter of fiscal 2001.

Engineering and Product Development Expenses

     The Company’s engineering and product development expenses decreased $0.2 million to $5.1 million in the three months ended October 31, 2002 from $5.3 million in the three months ended October 31, 2001. This decrease is primarily due to lower engineering expenses in the Company’s wheel operations.

Equity in Losses (Earnings) of Joint Ventures

     The Company did not record equity in losses of joint ventures in the third quarter of fiscal 2002 due to previous permanent impairment and sale of such investments.

Asset Impairments and Other Restructuring Charges

     Asset impairments and other restructuring charges recorded by the Company during the three months ended October 31, 2002 and 2001 are as follows (millions of dollars):

	2002	2001

Impairment of manufacturing facilities	$0.3	$—
Impairment of machinery and equipment	5.3	4.6
Facility closures	—	—
Other restructuring	5.4	—

Total	$11.0	$4.6

Impairment of Manufacturing Facilities

     Based on current real estate market conditions, the Company recorded an asset impairment charge of $0.3 million in the third quarter of fiscal 2002 to write down its Somerset, Kentucky facility to fair value.

Impairment of Machinery and Equipment

     During the third quarter of fiscal 2002, the Company recognized asset impairment losses of $5.3 million on certain machinery and equipment in the Automotive Wheel segment due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment due to changes in product mix. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery and equipment.

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

Facility Closures

     In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company recorded an estimated restructuring charge of $6.7 million in the first quarter of fiscal 2002. This charge includes amounts related to lease termination costs and other closure costs including security and maintenance costs subsequent to the shutdown date. The amount of the charge related to lease terminations of $3.5 million has been classified as a liability subject to compromise at October 31, 2002 and has been excluded from the table below. Of the other closure costs, approximately $1.8 million remained unpaid at October 31, 2002, and is expected to be paid during fiscal 2002 and 2003.

     In the fourth quarter of fiscal 2001, the Company committed to a plan to close its manufacturing facility in Bowling Green, Kentucky and recorded a restructuring charge of $10.7 million. This charge relates to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date. Originally planned to begin during July 2002, the closure of the plant has been temporarily delayed, and as such, no costs have been paid related to the shutdown. The closure costs are expected to be paid in fiscal 2003.

     In June 2001, the Company committed to a plan to close the Petersburg facility, and accordingly recorded an estimated restructuring charge of $0.6 million. This charge includes amounts related to security and other maintenance costs subsequent to the shutdown date. Of this charge, $0.6 million remained unpaid at October 31, 2002, and is expected to be paid during fiscal 2002.

Other Restructuring Charges

     In fiscal 2002, the Company offered an early retirement option to approximately 30 employees, of whom 24 accepted by the respective acceptance date. In connection with this early retirement offer, the Company recorded a charge of $3.4 million primarily related to supplemental retirement benefits and continued medical benefits. The retirement benefit portion of the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans, and will be funded as part of the requirements of those entire plans.

     During the third quarter of fiscal 2002, the Company recorded a charge of $1.0 million related to the shutdown of its Petersburg facility. Additionally, as part of ongoing restructuring and rationalization of its operations, the Company recorded severance costs of $1.0 million in the third quarter of fiscal 2002, all of which had been paid by October 31, 2002.

     The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above during the three months ended October 31, 2002:

		Severance
	July 31,	and Other		October 31,
	2002	Restructuring	Cash	2002
	Accrual	Charges	Payments	Accrual

Facility exit costs	$13.8	$—	$(0.3)	$13.5
Severance	4.1	1.0	(1.8)	3.3

Total	$17.9	$1.0	$(2.1)	$16.8

Other Income, net

     For three months ended October 31, 2002, Other income, net in the consolidated statement of operations of $3.3 million includes export sales incentives of $0.6 million, net gains on sales of various non-core assets of $0.6 million, the recovery of tooling costs of $0.3 million, various licensing and technical assistance fees of $1.4 million and other miscellaneous income.

Interest Expense, net

     Interest expense was $19.0 million for the third quarter of fiscal 2002 compared to $49.1 million for the third quarter of fiscal 2001. This decrease reflects the discontinuation of interest accrued on the Company’s subordinated debt as well as lower interest rates.

Income Taxes

     The income tax expense for the quarter is the result of tax expense in foreign jurisdictions and various states reduced by the remaining benefit recorded for loss carryback claims resulting from United States Federal income tax law changes. The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no United States federal income tax benefit recorded against current losses.

     On March 9, 2002, the Jobs Creation and Worker Assistance Act of 2002 was signed into law. Among other provisions, the law permits a five-year carryback for tax losses generated in tax years ending in 2001 and 2002. As a result of this tax law change, the Company has filed claims for refund of federal income taxes. The Company recorded $13.0 million related to the estimated refund claims through the second quarter. All claims have been filed with the actual refund expected to be $14.3 million. The additional amount of $1.3 million has been recorded during the third quarter of fiscal 2002 and has reduced the provision for income taxes in the consolidated statement of operations.

Nine Months Ended October 31, 2002, Compared to Nine Months Ended October 31, 2001

Net Sales

	2002	2001	% Change

	(millions)
Automotive Wheels	$878.4	$952.0	(7.7%)
Components	568.6	503.1	13.0%
Other	79.1	119.4	(33.7%)

Total	$1,526.1	$1,574.5	(3.1%)

     Net sales for the Company decreased $48.4 million to $1,526.1 million in the nine months ended October 31, 2002 from $1,574.5 million in the nine months ended October 31, 2001.

     The Company’s Wheels operations recorded $73.6 million lower net sales during the first nine months of fiscal 2002 compared to the same period in fiscal 2001. The Company’s North American Wheel operations recorded approximately $64 million lower net sales due primarily to lower unit volumes, the closure of the Company’s Somerset, Kentucky facility, and increased customer pricing pressures during the first nine months of fiscal 2002. The Company’s international wheel operations also recorded approximately $9 million lower net sales during the first nine months of fiscal 2002 compared to the same period in fiscal 2001 due primarily to the impact of lower aluminum pass through pricing, the sale of the Company’s Brazilian agricultural wheel operation, increased customer pricing pressures and slightly lower unit volumes. The decrease was partially offset by the net impact of favorable product mix.

     Net sales from Components increased $65.5 million to $568.6 million in the first nine months of fiscal 2002 from $503.1 million in the same period in fiscal 2001. This increase is primarily due to new program launches at the Company’s Montague, Michigan facility and at the Company’s other suspension component operations that increased sales by approximately $76.0 million. This was partially offset by the impact of the closure of the Company’s Petersburg, Michigan facility and the sale of the Maulbronn, Germany foundry during the second quarter of fiscal 2002, which reduced net sales by approximately $33.0 million during the first nine months of fiscal 2002. The remainder of the increase in Components net sales is primarily due to higher volumes on existing platforms in those operations.

     Other net sales decreased $40.3 million to $79.1 million in the nine months ended October 31, 2002 from $119.4 million in the nine months ended October 31, 2001. Net sales from the Company’s commercial highway and aftermarket operations were approximately $20.0 million lower during the first nine months of fiscal 2002 compared to the same period in fiscal 2001 due primarily to abnormally high military wheel shipments in fiscal 2001 and lower North American heavy duty trailer production in fiscal 2002. The remaining decrease in Other net sales is due primarily to the sale of the Company’s European System Service business during the fourth quarter of fiscal 2001.

Gross Profit

     The Company’s gross profit increased $23.2 million to $153.5 million in the nine months ended October 31, 2002 from $130.3 million in the nine months ended October 31, 2001.

     Gross profit from the Company’s Wheels operations increased by $38.2 million during the first nine months of fiscal 2002 compared to the same period in fiscal 2001. Wheels gross profit increased by approximately $47 million primarily due to the closure of the Company’s Somerset, Kentucky facility during the first quarter of fiscal 2002 and the downsizing of its Bowling Green, Kentucky facility. The remaining difference in Automotive Wheels gross profit from the first nine months of fiscal 2001 to fiscal 2002 is due primarily to lower operating performance at certain North American facilities, lower production volumes and unfavorable pricing.

     Gross profit from Components increased $2.7 million during the first nine months of fiscal 2002 compared to the same period in fiscal 2001. Improved operating performance and higher volumes at certain Component operations more than offset substantial program launch and start-up costs recorded at the Company’s Montague, MI facility during the first half of fiscal 2002.

     Other gross profit decreased $17.7 million during the first nine months of fiscal 2002 compared to the same period in fiscal 2001. The impact of lower sales in the Company’s commercial highway operations negatively impacted gross profit in the first nine months of fiscal 2002 compared to the same period in fiscal 2001. The Company also recorded higher operating costs due primarily to higher post-retiree medical expenses related to the Company’s North American operations, which decreased Other gross profit. The remaining decrease in Other gross profit is due to the sale of the Company’s European Systems Service business during the fourth quarter of fiscal 2001.

Marketing, General and Administrative

     Marketing, general and administrative expenses decreased $5.8 million to $74.1 million in the nine months ended October 31, 2002 from $79.9 million in the nine months ended October 31, 2001. This decrease is primarily due to abnormally high professional fees, relocation and recruiting costs recorded during the third quarter of fiscal 2001.

Engineering and Product Development

     The Company’s engineering and product development expenses decreased $1.3 million to $15.6 million in the nine months ended October 31, 2002 from $16.9 million in the nine months ended October 31, 2001. This decrease is due primarily to lower engineering expenses in the Company’s Wheel operations.

Equity in Losses (Earnings) of Joint Ventures

     The Company did not record equity in losses (earnings) of joint ventures during the first nine months of fiscal 2002 due to previous permanent impairment and sale of such investments.

Asset Impairments and Other Restructuring Charges

     Asset impairments and other restructuring charges recorded by the Company during the nine months ended October 31, 2002 and 2001 are as follows (millions of dollars):

	2002	2001

Impairment of manufacturing facilities	$0.6	$28.5
Impairment of machinery and equipment	22.6	13.5
Facility closures	6.7	0.6
Other restructuring	6.4	—

Total	$36.3	$42.6

Impairment of Manufacturing Facilities

     Based on current real estate market conditions, the Company recorded an asset impairment charge of $0.3 million in the third quarter of fiscal 2002 to write down its Somerset, Kentucky facility to fair value.

     As a consequence of the notifications received in April 2001 by the Company from certain customers of its Petersburg, Michigan manufacturing facility regarding significantly lower future product orders and the failure to obtain adequate customer support required to relocate production, management revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to the Petersburg facility and, accordingly, recognized an impairment charge of $28.5 million in the first nine months of fiscal 2001. An additional impairment charge of $0.3 million was recorded in the second quarter of fiscal 2002 to further write down the Petersburg facility to fair value based on current real estate market conditions.

Impairment of Machinery and Equipment

     During the third quarter of fiscal 2002, the Company recognized asset impairment losses of $5.3 million on certain machinery and equipment in the Automotive Wheel segment due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment due to changes in product mix. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery and equipment.

     In the second quarter of fiscal 2002, the Company determined, based on its most recent sales projections for the facility, that its current estimate of the future undiscounted cash flows from its manufacturing facility in La Mirada, California would not be sufficient to recover the carrying value of the facility’s fixed assets and production tooling. Accordingly, the Company recorded an estimated impairment loss of $15.5 million in the second quarter of fiscal 2002 on those assets. During the second quarter of fiscal 2002, the Company also recognized asset impairment losses of $1.8 million on certain machinery and equipment due primarily to a change in management’s plan for the future use of idled machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

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

Facility Closures

     In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company recorded an estimated restructuring charge of $6.7 million in the first quarter of fiscal 2002. This charge includes amounts related to lease termination costs and other closure costs including security and maintenance costs subsequent to the shut down date. The amount of the charge related to lease terminations of $3.5 million has been classified as a liability subject to compromise at October 31, 2002 and has been excluded from the table below. Of the other closure costs, approximately $1.8 million remained unpaid at October 31, 2002, and is expected to be paid during fiscal 2002 and fiscal 2003.

     In the fourth quarter of fiscal 2001, the Company committed to a plan to close its manufacturing facility in Bowling Green, Kentucky and recorded a restructuring charge of $10.7 million. This charge relates to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date. Originally planned to begin during July 2002, the closure of the plant has been temporarily delayed, and as such, no costs have been paid related to the shutdown. The closure costs are expected to be paid in fiscal 2003.

     In June 2001, the Company committed to a plan to close the Petersburg facility, and accordingly recorded an estimated restructuring charge of $0.6 million. This charge includes amounts related to security and other maintenance costs subsequent to the shutdown date. Of this charge, $0.6 million remained unpaid at October 31, 2002, and is expected to be paid during fiscal 2002 and fiscal 2003.

Other Restructuring Charges

     In fiscal 2002, the Company offered an early retirement option to approximately 30 employees, of whom 24 accepted by the respective acceptance date. In connection with this early retirement offer, the Company recorded a charge of $3.4 million primarily related to supplemental retirement benefits and continued medical benefits. The retirement benefit portion of the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans, and will be funded as part of the requirements of those entire plans.

     During the third quarter of fiscal 2002, the Company recorded a charge of $1.0 million related to the shutdown of its Petersburg facility. Additionally, as part of ongoing restructuring and rationalization of its operations, the Company recorded severance costs of $1.0 million in the third quarter of fiscal 2002, all of which had been paid by October 31, 2002.

     The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above during the three months ended October 31, 2002:

		Severance
	July 31,	and Other		October 31,
	2002	Restructuring	Cash	2002
	Accrual	Charges	Payments	Accrual

Facility exit costs	$13.8	$—	$(0.3)	$13.5
Severance	4.1	1.0	(1.8)	3.3

Total	$17.9	$1.0	$(2.1)	$16.8

Other Income, net

     For the nine months ended October 31, 2002, Other income, net in the consolidated statement of operations of $7.0 million includes the recovery of tooling costs of $1.8 million, various licensing and technical assistance fees of $1.9 million, various export sales incentives of $1.3 million and other miscellaneous income. Other Income, net also includes net gains on sales of various non-core assets and businesses of $0.9 million. The Company received $9.1 million in cash in connection with these sales.

Interest Expense, net

     Interest expense was $53.7 million for the first nine months of fiscal 2002 compared to $142.0 million for the same period of fiscal 2001. This decrease reflects the discontinuation of interest accrued on the Company’s subordinated debt, as well as lower interest rates.

Income Taxes

     The income tax expense for the first nine months of fiscal 2002 is the result of tax expense in foreign jurisdictions and various states reduced by the $14.3 million tax benefit recorded for loss carryback claims resulting from United States Federal income tax law changes. The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no United States federal income tax benefit recorded against current losses.

Liquidity and Capital Resources

Chapter 11 Filings

     As discussed above, the Company and certain subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. The matters described under this caption “Liquidity and Capital Resources,” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filings. Those proceedings will involve, or result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

Cash Flows

     The Company’s cash provided by operating activities in the first nine months of fiscal 2002 was $51.3 million compared to $6.4 million in the first nine months of fiscal 2001. This improvement resulted primarily from the effect of lower interest payments during the current period due to the stay on most prepetition liabilities and improved profitability. These improvements were partially offset by the investment in working capital on higher volumes in the third quarter of fiscal 2002, as well as payments associated with the Chapter 11 proceedings.

     The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure, restructuring and reorganization requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) borrowings under various foreign bank and government loans, (iv) borrowings under the DIP Facility, and (v) any exit financing associated with the Company’s emergence from the Chapter 11 proceedings resulting from a confirmed plan or plans of reorganization. The DIP Facility is scheduled to terminate on the earlier of (a) the date of substantial consummation of a plan of reorganization or (b) June 5, 2003. As more fully discussed above, while the Company expects to emerge from Chapter 11 prior to the termination of the DIP Facility, there can be no assurances that the emergence will occur prior to such date, or that the Company will be able to extend the term of or replace the existing DIP facility in the event that the Company has not emerged by June 5, 2003. Moreover, while the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future capital market conditions.

     Capital expenditures and tooling purchases for the first nine months of fiscal 2002 were $69.9 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates capital expenditures and tooling purchases for fiscal 2002 will be approximately $110 to $115 million relating primarily to new vehicle platforms and maintenance and cost reduction programs. While the Company has not yet completed the process of approving its capital expenditure programs for fiscal year 2003, it anticipates that its requirements might be moderately increased from fiscal 2002.

Other Liquidity Matters

     As of October 31, 2002, there were $42.1 million of outstanding borrowings and $4.7 million in letters of credit issued under the Company’s DIP Facility. As of December 13, 2002, there were $23.3 million of outstanding borrowings and $4.7 million in letters of credit issued in connection with the DIP Facility. The amount of availability under the DIP Facility as of December 13, 2002 was $74.4 million, net of the aforementioned borrowings and issued letters of credit.

     The DIP Facility provides for the postpetition cash payment at certain intervals of interest and fees accrued at the filing date and accruing postpetition under the Company’s prepetition credit agreements, if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries. During the second and third quarters of fiscal 2002, payments of $12.1 million and $8.3 million, respectively, were made for a portion of accrued interest and fees with respect to this provision. Further, the Company paid $2.9 million on November 1, 2002 with respect to this provision.

     During the third quarter of fiscal 2002, the Company and the lenders to the DIP Credit Agreement discovered that the applicable period(s) during which certain liquidity and earnings tests thereunder are measured had not been properly memorialized therein and the parties’ intentions were frustrated thereby. Accordingly, on December 4, 2002, the Bankruptcy Court granted authority to the Debtors and the lenders to enter into a Third Amendment of the DIP Credit Agreement to correct the measurement period definition. As modified by the Third Amendment, the DIP Credit Agreement would allow the Company to make a $13.8 million payment that is currently prohibited under the DIP Credit Agreement.

     As of October 31, 2002, there were $111.7 million in outstanding borrowings under various foreign bank credit facilities. A portion of these credit facilities are secured by compensating balance arrangements. In addition, the Company maintains cash deposits at certain locations in order to assure the continuation of vendor trade terms. As of October 31, 2002, the total amount of cash deposits maintained for these purposes was approximately $8.0 million.

     During the first nine months of fiscal 2002, the Company received $9.1 million in cash proceeds from the sale of certain non-core assets and businesses, primarily the sale of the Company’s Brazilian agricultural wheel business, a foundry located in Maulbronn, Germany and the Company’s interest in a Portuguese joint venture. During the first nine months of fiscal 2002, the Company paid $5.1 million for the remaining 24% interest in its South African subsidiary, and $2.1 million in cash and an additional $2.0 million note payable for the facility and assets of a foundry in Chattanooga, Tennessee.

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

Critical Accounting Policies

Asset impairment losses and other restructuring charges

     The Company’s consolidated statements of operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its long-lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined, generally, through third party appraisals or discounted cash flow calculations. The related charges are recorded as asset impairments or, in the case of certain exit costs in connection with a plant closure or restructuring, restructuring or other charges in the consolidated statements of operations.

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

     Under SFAS No. 87, “Employers’ Accounting for Pensions,” an additional minimum pension liability may need to be recorded at the end of the current fiscal year of a plan sponsor based on an annual measurement requirement as of that date. As of January 31, 2002, the Company recorded an additional minimum pension liability with regard to its defined benefit pensions plans of approximately $35 million. This additional liability resulted in an increase to the accumulated other comprehensive loss for fiscal 2001. Due to recent market conditions, the fair value of the plans’ assets has declined since the beginning of fiscal 2002. In view of the current market conditions, the Company anticipates that there will be a requirement to increase the additional minimum liability as of January 31, 2003.

Recently Adopted Accounting Pronouncements

     Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment annually, rather than amortized into earnings, and that any impairment to the amount of goodwill existing at the date of adoption be recognized as a cumulative effect of a change in accounting principle on that date. The Company has discontinued amortizing goodwill and indefinite-lived intangible assets into earnings. As of February 1, 2002, the Company had unamortized goodwill and other intangibles of approximately $822.4 million that will be subject to the transition provisions of SFAS No. 142. Management has determined that it will incur a significant write-down in the value of its goodwill upon completion of the adoption of SFAS No. 142. This write-down will be recorded in the fourth quarter of fiscal 2002 consistent with the transitional provisions of SFAS No. 142 as a cumulative effect as described above.

     The pro forma effect of SFAS No. 142 on the Company’s earnings for the three and nine months ended October 31, 2002 and 2001 is as follows:

	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

Reported net income (loss)	$3.7	$(54.8)	$(57.4)	$(186.6)
Addback goodwill amortization	—	6.7	—	20.0

Adjusted net income (loss)	$3.7	$(48.1)	$(57.4)	$(166.6)

Basic and diluted income (loss) per share:
Reported net income (loss)	$0.13	$(1.92)	$(2.02)	$(6.56)
Addback goodwill amortization	—	0.23	—	0.70

Adjusted net income (loss)	$0.13	$(1.69)	$(2.02)	$(5.86)

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

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the fiscal year beginning February 1, 2003, and adoption of this standard is not anticipated to have a material effect on the Company’s financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value of the liability can be made. Such associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 also contains additional disclosure requirements regarding descriptions of the asset retirement obligations and reconciliation of changes therein. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. The Company has not yet completed its analysis of the impact of SFAS No. 143 on its consolidated financial position or results of operations upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     For the period ended October 31, 2002, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2002.

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

     Following the commencement of an internal review of its accounting records and procedures and the investigation initiated by the Company’s Audit Committee of the Board of Directors in connection with the restatement process (the “Audit Committee Investigation”), the Company initiated a significant restructuring which included, among other things, (i) a new management team under the leadership of a new chief executive officer and the hiring of a new chief financial officer (initially an interim chief financial officer), (ii) a number of key operating initiatives including an ongoing process to rationalize the manufacturing capacity of the Company on a global basis and (iii) the Chapter 11 Filings. These activities, while critical to the successful restructuring of the Company, complicate the Company’s ability to assess the overall effectiveness of (i) disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14 (the “Disclosure Controls and Procedures”) and (ii) internal controls, including those internal controls and procedures for financial reporting (the “Internal Controls”).

     Since the inception of the restatement process and Audit Committee Investigation, the Company has made a number of significant changes that strengthened its Disclosure Controls and Procedures and Internal Controls. These changes included, but were not necessarily limited to, (i) communicating clearly and consistently a tone from new senior management regarding the proper conduct in these matters, (ii) terminating or reassigning key managers, (iii) hiring (or retaining on an interim basis), in addition to the chief financial officer position noted above, a new chief accounting officer, chief information officer, and several new experienced business unit controllers, (iv) strengthening the North American financial management organizational reporting chain, (v) requiring stricter account reconciliation standards, (vi) establishing an anonymous “TIPLINE” monitored by the general counsel of the Company, (vii) updating and expanding the distribution of the Company’s business conduct questionnaire, (viii) conducting more face-to-face quarterly financial reviews with business unit management, (ix) requiring quarterly as well as annual plant and business unit written representations, (x) expanding the financial accounting procedures in the current year internal audit plan, (xi) temporarily supplementing the Company’s existing staff with additional contractor-based support to collect and analyze the information necessary to prepare the Company’s financial statements, related disclosures and other information requirements contained in the Company’s SEC periodic reporting until the Company implements changes to the current organization and staffing, and (xii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company’s financial processes, including support efforts which better integrate current and evolving financial information system initiatives, and addressing any remaining critical weaknesses including any reported by the Company’s internal audit function and independent public accountants.

     The Company will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of its Disclosure Controls and Procedures and Internal Controls. Significant supplemental resources will continue to be required to prepare the required financial and other information during this process, particularly in view of the Company’s current stage of restructuring. The changes made to date as discussed above have enabled the Company to restate its previous filings where required, as well as subsequently prepare and file the remainder of the required periodic reports for fiscal 2001 and 2002 on a current basis.

Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the date of filing this report, the Company has formed a disclosure committee reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company’s Disclosure Controls and Procedures (the “Disclosure Committee”). The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s Chief Accounting Officer, Interim General Counsel, Vice President of Human Resources and Administration, Corporate Controller, Treasurer and Senior Counsel as its other members. The Company’s Chief Executive Officer and Chief Financial Officer along with the Disclosure Committee have evaluated the Disclosure Controls and procedures within this 90-day period. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Disclosure Controls and Procedures are effective.

Changes in Internal Controls

     Since the date of the Company’s last quarterly filing, a number of actions have occurred which, together with the continuing use of extensive compensating control procedures, have improved the Company’s Internal Controls taken as a whole. In addition to the formation of a Disclosure Committee as discussed above (including formalizing and expanding its process and procedures), the Company has, among other things, (i) recently completed and issued a number of new or expanded accounting policies and procedures, (ii) commenced in earnest, a revised and reinvigorated internal audit program and (iii) expanded its use of company-wide account reconciliations and reviews. Other than the aforementioned items, there were no other significant changes in the Company’s Internal Controls or in other factors that could significantly affect Internal Controls.

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

     On June 13, 2002, the Company filed an adversary complaint and motion for a preliminary injunction in the Bankruptcy Court requesting the Court to stay the class action litigation commenced by the bond purchasers and equity purchasers. Additionally, on July 25, 2002, the Company filed with the Bankruptcy Court a motion to lift the automatic stay in the Chapter 11 Filings to allow the insurance company that provides officer and director liability insurance to the Company to pay the defense costs of the Company’s present and former officers and directors in such litigation. The Bankruptcy Court has since entered an order permitting the insurance company to pay up to $500,000 in defense costs incurred by the Company’s present and former officers and directors in the litigation subject to certain conditions, and the Company has withdrawn its motion for a preliminary injunction.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     In accordance with the Senior Notes, the Senior Subordinated Notes and the note under the Credit Agreement, interest accrues at default rates. However, the payment of such interest is subject to the Bankruptcy Code and a plan or plans of reorganization as may be approved by the Bankruptcy Court. See Note (8), Liabilities Subject To Compromise, to the Consolidated Financial Statements herein.

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

December 16, 2002

CERTIFICATIONS

I, Curtis J. Clawson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hayes Lemmerz International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Curtis J. Clawson Curtis J. Clawson Chairman of the Board, President and Chief Executive Officer

I, James A. Yost, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hayes Lemmerz International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ James A. Yost James A. Yost Vice President, Finance, and Chief Financial Officer

Exhibit Index

Number	Description

99.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.