Form 10-K
period 2003-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2003-04-02
CIK 893670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended January 31, 2003

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

Common Stock, par value $0.01 per share

Securities Registered Pursuant to Section 15(d) of the Act:

11% Senior Subordinated Notes Due 2006

9 1/8% Series B Senior Subordinated Notes Due 2007

8 1/4% Series B Senior Subordinated Notes Due 2008

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

          The aggregate market value of voting stock held by non-affiliates of the registrant as of April 1, 2003 (based on the closing price of the registrant’s Common Stock reported on the over-the-counter market on such date) was approximately $0.6 million.

          The number of shares of Common Stock outstanding as of April 1, 2003 was 28,455,995 shares.

Website Access to Company Reports

          Hayes Lemmerz International, Inc.’s internet website address is www.hayes-lemmerz.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

HAYES LEMMERZ INTERNATIONAL, INC.

FORM 10-K ANNUAL REPORT

      THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING, BUT NOT LIMITED TO, STATEMENTS UNDER THE CAPTIONS “BUSINESS” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) THE OUTCOME AND CONSEQUENCES OF THE COMPANY’S CHAPTER 11 PROCEEDINGS; (2) COMPETITIVE PRESSURE IN THE COMPANY’S INDUSTRY INCREASES SIGNIFICANTLY; (3) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (4) THE COMPANY’S DEPENDENCE ON THE AUTOMOTIVE AND COMMERCIAL HIGHWAY INDUSTRIES (WHICH MAY BE ADVERSELY AFFECTED BY A WEAKENING OF THE ECONOMY AND HAVE HISTORICALLY BEEN CYCLICAL); (5) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY’S FINANCIAL STRUCTURE AND THE COMPANY’S COST OF CAPITAL AND BORROWED MONEY; (6) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS; AND (7) UNCERTAINTIES RELATING TO WAR IN THE MIDDLE EAST. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

PART I

Item 1.     Business

General

      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries and references to fiscal year means the Company’s year ended January 31 of the following year (e.g., “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003, “fiscal 2001” refers to the period beginning February 1, 2001 and ending January 31, 2002 and “fiscal 2000” refers to the period beginning February 1, 2000 and ending January 31, 2001).

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

      Pursuant to an order entered by the Bankruptcy Court on January 10, 2003, the period during which the Company has the exclusive right to propose a plan of reorganization has been extended to April 15, 2003. On December 16, 2002, the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court. On February 21, 2003, the Debtors filed a first amended joint plan of reorganization and are currently in the process of soliciting votes to approve such plan. The deadline established by the Bankruptcy Court to vote on the Plan was March 28, 2003, which was extended until April 4, 2003. There can, however, be no assurance that the Debtors’ first amended plan of reorganization or any plan will be approved by creditors authorized to vote thereon or confirmed by the Bankruptcy Court, or that any such plan ultimately will be consummated.

      The Debtors’ proposed first amended plan of reorganization provides that the existing common stock of the Company would be cancelled and that certain creditors of the Company would be issued new common stock, new preferred stock and new warrants in the reorganized Company. Although there can be no assurance that the first amended plan of reorganization proposed by the Debtors will be confirmed by the Bankruptcy Court or consummated, holders of common stock of the Company should assume that they would receive no value as part of any plan of reorganization. In light of the foregoing, the common stock currently outstanding has no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in common stock of the Company or in claims relating to pre-petition liabilities and/or other securities of the Company.

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

      In addition to the first amended plan of reorganization filed, the Company filed a disclosure statement with respect thereto intended to provide information sufficient to enable holders of claims or interests to make an informed judgment about the plan. The disclosure statement sets forth, among other things, the Company’s proposed plan of reorganization, proposed distributions that would be made to the Company’s stakeholders under the proposed plan, certain effects of confirmation of the plan, and various risk factors associated with the plan and confirmation thereof. It also contains information regarding, among other matters, significant events that occurred during the Company’s Chapter 11 proceedings, the anticipated organization, operation and financing of the reorganized Company, as well as the confirmation process and the voting procedures holders of claims and/or interests must follow for their votes to be counted.

      Although the first amended plan of reorganization filed by the Debtors provides for emergence from bankruptcy during the second quarter of fiscal 2003, there can be no assurance that such a reorganization plan will be confirmed by the Court, or that any such plan will be consummated in that time period or at any later time. Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders.

Business Overview

      The Company is a leading supplier of wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. In addition, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components and aluminum non-structural components for the automotive, commercial highway, heating and general equipment industries. Approximately 52% of the Company’s fiscal 2002 total sales consisted of sales to Ford, DaimlerChrysler and General Motors on a worldwide basis.

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

Financial Information About Business Segments

      Note (17), “Segment Reporting” to the consolidated financial statements is incorporated herein by reference.

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

Material Source and Supply

      Most of the raw materials (such as steel and aluminum) and semi-processed or finished items (such as castings) used in the Company’s products are purchased from suppliers located within the geographic regions of the Company’s operating units. In many cases, these materials are available from several qualified sources in quantities sufficient for the Company’s needs. However, shortages of a particular material or part occasionally occur. In addition, the Debtors’ Chapter 11 Filing, import tariffs imposed on steel and volatility among the Company’s vendors may affect the overall cost or availability of materials, and may be a risk factor for the Company’s operations.

      To minimize materials issues, the Company has taken steps to centralize its materials and logistics function. In addition, the Company has developed multi-tiered materials sourcing strategies to cover extended time periods and new supply chain relationships.

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

Customer Dependence

      In fiscal 2002, the Company’s principal customers were Ford, DaimlerChrysler and General Motors (the three of which comprised approximately 52% of the Company’s fiscal 2002 net sales on a worldwide basis), as well as BMW, Volkswagen, Nissan and Honda. Other customers include Toyota, Isuzu, Renault, Fiat, Porsche, Audi, Citroën, Peugeot, Skoda, Mazda, Mitsubishi and Suzuki. The Company also sells some of its components to other Tier I automotive suppliers such as Bosch, Continental Teves, Delphi, TRW and Visteon. In fiscal 2002, the Company also had over 300 commercial highway vehicle customers in North America, Europe and Asia, including Trailmobile, Dana/ Mack, DaimlerChrysler, Iveco, Strick, Great Dane Trailers, Freightliner, PACCAR, Volvo, General Motors, Renault, Western Star, Schmitz Cargobull and Köegal.

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

Research and Development

      The Company’s objective is to be a leader in offering superior quality and technologically advanced products to its customers at competitive prices. The Company engages in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of its existing products and to design and develop new products for existing and new applications. The Company’s spending on engineering, research and development programs was $7.1 million in fiscal 2002, $10.5 million in fiscal 2001 and $14.3 million in fiscal 2000.

Investments

Joint Ventures

      The Company owns minority interests in certain entities as detailed below:

	%
Joint Venture	Ownership	Location	Products

Hayes Wheels de Mexico, S.A. de C.V. (2 facilities)	40%	Mexico	Fabricated Wheels
			Cast Aluminum Wheels
Jantas Jant Sanayi ve Ticaret A.S	25%	Turkey	Commercial Highway Wheels

      In addition, the Company has technical assistance agreements with Colombiana de Frenos S.A., a steel and aluminum wheel manufacturer in Colombia, and Ruedas de Venezuela, C.A., a fabricated wheel manufacturer in Venezuela.

Environmental Compliance

      The Company, like most other manufacturing companies, is subject to and is required from time to time to take action at its facilities to comply with federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. In this regard, the Company maintains an ongoing compliance program to anticipate and, if necessary, correct environmental problems. The Company periodically incurs capital expenditures in order to upgrade its pollution control mechanisms and to comply with applicable laws. The Company has 25 facilities registered or recommended for registration under ISO 14001 and is working to obtain ISO 14001 Registration at all manufacturing facilities worldwide. The Company believes it is in material compliance with applicable federal, state, local and foreign laws and regulations relating to pollution control and protection of the environment. See “Item 3. Legal Proceedings.”

Employees

      At January 31, 2003, the Company had approximately 11,100 employees. Of the Company’s employees in the United States, approximately 5.8% were represented by the United Auto Workers (“UAW”) or United Steel Workers (“USW”) unions. Collective bargaining agreements with the UAW or USW affecting these employees expire at various times through 2003 and 2004. As is common in many European jurisdictions, substantially all of the Company’s employees in Europe are covered by country-wide collective bargaining agreements. These agreements expire at various times through 2003 and 2004. Additional agreements are often made with the facility Works Council on an individual basis covering miscellaneous topics of local concern. There are no Company-wide or industry-wide bargaining units in the United States. The Company considers its employee relations to be good.

International Operations

      The Company’s world headquarters is located in Northville, Michigan. The Company has a worldwide network of 47 facilities (including three joint venture facilities) in the United States, Germany, Italy, Spain, the Netherlands, Belgium, the Czech Republic, Turkey, Brazil, South Africa, Mexico, Thailand and India. The Company also provides sales, engineering and customer service throughout the world. The Company has advanced research and development facilities in the United States, Germany, Belgium, Italy and Brazil and a sales and engineering office in Japan.

Financial Information About Geographic Areas

      Note (17), “Segment Reporting” to the consolidated financial statements is incorporated herein by reference.

Item 2.	Properties

      The Company’s world headquarters is located in Northville, Michigan. The Company operates 25 facilities in North America with approximately five million square feet in the aggregate. Within Europe, the Company operates 13 manufacturing facilities with approximately six million square feet in the aggregate. In South America, Asia and South Africa, the Company operates six facilities with approximately two million square feet in the aggregate. The Company believes that its plants are adequate and suitable for the manufacturing of products for the markets in which it sells. In addition to the operating facilities noted above, the Company has four non-operating facilities in the United States and one in Thailand which are currently held for sale.

      The following table summarizes the Company’s operating facilities.

			Approximate	Owned/
Location	Segment	Purpose	Size (sq. ft.)	Leased

North America
Northville, MI	Other	World Headquarters, R&D	160,000	Leased
Ferndale, MI	Components and Other	Technical Center, Offices	150,000	Owned
La Mirada, CA	Automotive Wheels	Manufacturing	260,000	Leased
Gainesville, GA	Automotive Wheels	Manufacturing	265,000	Owned
Huntington, IN	Automotive Wheels	Manufacturing	200,000	Owned
Howell, MI	Automotive Wheels	Manufacturing	150,000	Owned
Bowling Green, KY	Automotive Wheels	Manufacturing	309,000	Leased
Sedalia, MO	Automotive Wheels	Manufacturing	630,000	Owned
Berea, KY	Other	Manufacturing	203,000	Owned
Akron, OH	Other	Manufacturing	410,000	Owned
Mexico City, Mexico	Other	Manufacturing	100,000	Owned
Chattanooga, TN	Other	Manufacturing	106,000	Owned
Howell, MI	Other	Warehouse	56,000	Leased
Dallas, TX	Other	Warehouse	43,000	Leased
Southfield, MI (2 facilities)	Components	Manufacturing	206,000	Owned
Cadillac, MI	Components	Manufacturing	274,000	Owned
Montague, MI	Components	Manufacturing	225,000	Owned
Bristol, IN	Components	Manufacturing	380,000	Owned
Homer, MI	Components	Manufacturing	180,000	Owned
Monterrey, Mexico	Components	Manufacturing	88,000	Leased
Nuevo Laredo, Mexico	Components	Manufacturing	408,000	Owned
Laredo, TX	Components	Offices and Warehouse	10,000	Leased
Wabash, IN	Components	Manufacturing	165,000	Owned
AuGres, MI	Other	Manufacturing	41,000	Owned

			Approximate	Owned/
Location	Segment	Purpose	Size (sq. ft.)	Leased

Europe
Campiglione Fenile, Italy	Automotive Wheels	Manufacturing	823,000	Leased
Barcelona, Spain	Automotive Wheels	Manufacturing	211,000	Owned
Hoboken, Belgium (2 facilities)	Automotive Wheels and Components	Manufacturing	864,000	Owned
Dello, Italy	Automotive Wheels	Manufacturing	724,000	Owned
Ostrava, Czech Republic (2 facilities)	Automotive Wheels	Manufacturing	700,000	Owned
Manresa, Spain	Automotive Wheels	Manufacturing	400,000	Owned
Manisa, Turkey	Automotive Wheels	Manufacturing	403,000	Owned
Konigswinter, Germany (2 facilities)	Automotive Wheels	Manufacturing	1,355,000	Owned
Bergen, Netherlands	Components	Manufacturing	40,000	Owned
Tegelen, Netherlands	Components	Manufacturing	345,000	Owned
Rest of the World
Sao Paulo, Brazil (2 facilities)	Automotive Wheels	Manufacturing	596,000	Owned
Johannesburg, S. Africa	Automotive Wheels	Manufacturing	594,000	Owned
Pune, India	Automotive Wheels	Manufacturing	300,000	Leased
Bangkok, Thailand	Automotive Wheels	Manufacturing	516,000	Leased
Yokohama, Japan	Automotive Wheels	Sales Office	3,000	Leased

Item 3.	Legal Proceedings

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

      On December 5, 2001, the Debtors filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. These petitions were filed in the United States Bankruptcy Court for the District of Delaware and are being jointly administered pursuant to an order of the Bankruptcy Court under Case No. 01-11490-MFW. Management of the Company continues to operate the business of the Debtors as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. In their Chapter 11 proceedings, the Debtors have proposed, are currently soliciting acceptances of, and expect to seek confirmation of a joint plan of reorganization. Unless lifted by the order of the Bankruptcy Court, pursuant to the automatic stay provision of the Bankruptcy Code, all pending pre-petition litigation against the Debtors is currently stayed.

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

      On June 13, 2002, the Company filed an adversary complaint and motion for a preliminary injunction in the Bankruptcy Court requesting the Court to stay the class action litigation commenced by the bond purchasers and equity purchasers. Additionally, on July 25, 2002, the Company filed with the Bankruptcy Court a motion to lift the automatic stay in the Chapter 11 Filings to allow the insurance company that provides officer and director liability insurance to the Company to pay the defense costs of the Company’s present and former officers and directors in such litigation. The Bankruptcy Court has since entered an order permitting the insurance company to pay up to $500,000 in defense costs incurred by the Company’s present and former officers and directors in the litigation subject to certain conditions, which amount has subsequently been increased to $800,000 pursuant to further authority in the order. The Company has withdrawn its motion for a preliminary injunction.

      The Company was party to a license agreement with Kuhl Wheels, LLC (“Kuhl”), whereby Kuhl granted the Company an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (the “Kuhl Wheel”), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between the Company and Kuhl entered in connection with the Company’s bankruptcy proceeding. The original license agreement (as amended, the “License Agreement”), dated May 11, 1999, granted the Company a non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide the Company with an exclusive worldwide license. On January 14, 2003, the Company filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the United States District Court for the Eastern District of Michigan. The Company commenced such action seeking a declaration of noninfringement of two United States patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against the Company, and disclosing and using the Company’s technologies, trade secrets and confidential information to develop, market, license, manufacture or sell automotive wheels. Kuhl and Epilogics Group have filed a motion to dismiss the Company’s complaint. The Company is unable to predict the outcome of this litigation at this time. However, if the Company is not successful in such litigation, it may have an adverse impact on the Company.

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

      As a result of activities which took place at the Company’s Howell, Michigan facility prior to its acquisition by the Company, the United States Environmental Protection Agency (the “EPA”) is performing, under CERCLA, a remedial investigation/feasibility study of PCB contamination at this Site, and in the adjacent South Branch of the Shiawasee River. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. (“Cast Forge”) (the previous owner of this Site) and the State of Michigan, any additional PCB cleanup which may be required is the financial responsibility of the State of Michigan, and not of Cast Forge or its successors or assigns (including the Company). The EPA has concurred in the consent judgment.

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

      In addition to the Sites, the Company also has potential environmental liability at two state-listed sites in Michigan and one in California. Of the Michigan sites, one is covered under the indemnification agreement with Goodyear described above. The Company is presently working with the Michigan Department of Environmental Quality to resolve its liability with respect to the second Michigan site, for which no significant costs are anticipated. The California site is a former wheel manufacturing site operated by Kelsey-Hayes in the early 1980’s. The Company is working with two other responsible parties and with the State of California on investigation and remediation of this site.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company had 28,455,995 shares of Common Stock outstanding and 171 record holders as of January 31, 2003. The Company’s shares trade on the over the counter market (“OTC”) under the symbol “HLMMQ”. From December 1997 until December 20, 2001, the Company’s shares were traded on the New York Stock Exchange (“NYSE”) under the symbol “HAZ.” Set forth below are the high and low closing prices for the Company’s Common Stock as reported for each quarterly period during the last two fiscal years.

	High	Low

Fiscal Year Ended January 31, 2003
Quarter ended January 31, 2003	$0.45	$0.11
Quarter ended October 31, 2002	0.48	0.18
Quarter ended July 31, 2002	0.21	0.14
Quarter ended April 30, 2002	0.27	0.13

	High	Low

Fiscal Year Ended January 31, 2002
Quarter ended January 31, 2002	$1.01	$0.26
Quarter ended October 31, 2001	6.58	0.85
Quarter ended July 31, 2001	8.30	6.00
Quarter ended April 30, 2001	7.45	5.48

      The Company has not paid dividends on its Common Stock since fiscal 1996, and does not intend to pay dividends on its Common Stock in the foreseeable future.

      Securities authorized for issuance under equity compensation plans at January 31, 2003 are as follows:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of outstanding	outstanding options	future issuance under
Plant Category	options and rights	and rights	equity compensation plans(1)

Equity compensation plans approved by security holders(2)	2,028,884	$13.23	2,411,916
Equity compensation plans not approved by security holders	—	—	—

Total	2,028,884	$13.23	2,411,916

(1)	Excludes securities reflected in the first column, “Number of Securities to be issued upon exercise of outstanding options and rights.”

(2)	Curtis J. Clawson, CEO of the company, received grants of stock options to purchase 1,400,000 shares of the Company’s Common Stock in August and September of 2001. These grants are subject to shareholder approval. No such approval has been obtained and, as a result of the Chapter 11 Filings, it is unlikely that any such shareholder approval will be either sought or obtained. These options have not been included in this table.

      See Note (16) to the consolidated financial statements included herein for additional information.

Item 6.     Selected Financial Data

      The following table sets forth selected consolidated financial data with respect to the Company for the five fiscal years ended January 31, 2003. The information set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page F-1.

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2003	2002	2001	2000	1999

	(Amounts in millions, except share amounts)
Income Statement Data:
Net sales	$2,001.6	$2,039.1	$2,168.2	$2,295.1	$1,672.9
Depreciation and amortization	132.0	156.4	152.1	135.8	87.8
Asset impairments and other restructuring charges	43.5	141.6	127.7	3.7	—
Loss on investment in joint venture		3.8	1.5	—	—
Interest expense, net(1, 2)	72.7	175.2	163.5	153.3	94.9
Reorganization items	44.5	47.8	—	—	—
Income tax provision	3.6	10.3	9.7	38.3	39.1
Cumulative effect of change in accounting principle, net of tax of $0(3)	554.4	—	—	—	—
Extraordinary (gain) loss, net of tax	—	(2.7)	—	—	8.3

Net income (loss)	$(634.5)	$(396.7)	$(186.2)	$47.6	$43.7

Balance Sheet Data:
Total assets	$1,846.6	$2,358.1	$2,603.9	$2,679.9	$2,113.7
DIP facility, bank borrowings and current portion of long-term debt(1)	105.8	42.2	1,693.3	143.2	57.1
Long-term debt	61.9	91.7	94.6	1,384.6	976.1
Liabilities subject to compromise(4)	2,133.8	2,121.0	—	—	—
Stockholders’ equity (deficit)	(1,074.4)	(460.0)	(21.8)	190.7	215.2
Per Share Data:
Earnings (loss) before cumulative effect of change in accounting principle and extraordinary (gain) loss	$(2.81)	$(14.03)	$(6.24)	$1.51	$1.60
Cumulative effect of change in accounting principle, net of tax(3)	(19.49)	$—	$—	$—	$—
Extraordinary gain (loss), net of tax	—	0.09	—	—	(0.25)
Earnings (loss) per share	$(22.30)	$(13.94)	$(6.24)	$1.51	$1.35
Average shares outstanding (in thousands)	28,456	28,456	29,585	31,512	32,411

(1)	See Note (10) to the Consolidated Financial Statements included herein.

(2)	For the fiscal years ended January 31, 2003 and 2002, interest expense, net, excludes $117.6 million and $18.7 million, respectively, of interest expense that would have accrued from February 1, 2002 to January 31, 2003 and from December 5, 2001 to January 31, 2002, respectively, with respect to certain long-term debt classified as liabilities subject to compromise. See Note (11) to the Consolidated Financial Statements included herein.

(3)	See Note (6) to the Consolidated Financial Statements included herein.

(4)	See Note (11) to the Consolidated Financial Statements included herein.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements, related notes thereto and the other information included elsewhere herein.

Business and Chapter 11 Filings

     Business

      The Company is a leading supplier of wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. In addition, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components and aluminum non-structural components for the automotive, commercial highway, heating and general equipment industries. Approximately 52% of the Company’s fiscal 2002 total sales consisted of sales to Ford, DaimlerChrysler and General Motors on a worldwide basis.

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

      Pursuant to an order entered by the Bankruptcy Court on January 10, 2003, the period during which the Company has the exclusive right to propose a plan of reorganization has been extended to April 15, 2003. On December 16, 2002, the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court. On February 21, 2003, the Debtors filed a first amended joint plan of reorganization and are currently in the process of soliciting votes to approve such plan. The deadline established by the Bankruptcy Court to vote on the Plan was March 28, 2003, which was extended until April 4, 2003. There can, however, be no assurance that the Debtors’ first amended plan of reorganization or any plan will be approved by creditors authorized to vote thereon or confirmed by the Bankruptcy Court, or that any such plan ultimately will be consummated.

      The Debtors’ proposed first amended plan of reorganization provides that the existing common stock of the Company would be cancelled and that certain creditors of the Company would be issued new common stock, new preferred stock and new warrants in the reorganized Company. Although there can be no assurance that the first amended plan of reorganization proposed by the Debtors will be confirmed by the Bankruptcy Court or consummated, holders of common stock of the Company should assume that they would receive no value as part of any plan of reorganization. In light of the foregoing, the common stock currently outstanding has no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in common stock of the Company or in claims relating to pre-petition liabilities and/or other securities of the Company.

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

      In addition to the first amended plan of reorganization filed, the Company filed a disclosure statement with respect thereto intended to provide information sufficient to enable holders of claims or interests to make an informed judgment about the plan. The disclosure statement set forth, among other things, the Company’s proposed plan of reorganization, proposed distributions that would be made to the Company’s stakeholders under the proposed plan, certain effects of confirmation of the plan, and various risk factors associated with the plan and confirmation thereof. It also contains information regarding, among other matters, significant events that occurred during the Company’s Chapter 11 proceedings, the anticipated organization, operation and financing of the reorganized Company, as well as the confirmation process and the voting procedures holders of claims and/or interests must follow for their votes to be counted.

      Although the first amended plan of reorganization filed by the Debtors provides for emergence from bankruptcy during the second quarter of fiscal 2003, there can be no assurance that such a reorganization plan will be confirmed by the Court, or that any such plan will be consummated in that time period or at any later time. Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders.

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

      The maximum possible aggregate amount of Retention Bonus is approximately $8.5 million and is payable in cash upon the consummation of the restructuring. Pursuant to plan provisions, thirty-five percent, or approximately $3.0 million, of such Retention Bonus was paid on October 1, 2002. The maximum possible aggregate amount of any Restructuring Performance Bonus is $37.5 million and will be payable as soon as reasonably practicable after the consummation of the restructuring. Up to 70% of the amount by which a Restructuring Performance Bonus exceeds a participant’s Retention Bonus may be paid in restricted shares or units of any common stock of the Company that is issued as part of a confirmed plan of reorganization in connection with the restructuring, if the Company’s Board of Directors elects, within the time period specified in the plan. The amount of any Restructuring Performance Bonus to be earned is not currently estimable and will not be determined until confirmation of a plan or plans of reorganization.

      As of January 31, 2003, there were $49.9 million of outstanding borrowings and $7.2 million in letters of credit issued pursuant to the Company’s Debtor-In-Possession revolving credit facility (the “DIP Facility”). As of March 28, 2003, there were $55.0 million of outstanding borrowings and $5.0 million in letters of credit issued pursuant to the DIP Facility. The amount of availability under the DIP Facility as of March 28, 2003 was $59.5 million, net of the aforementioned borrowings and issued letters of credit.

      Reorganization items as reported in the fiscal 2002 and 2001 consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. During fiscal 2002 and 2001, respectively, reorganization items were as follows (millions of dollars):

	2002	2001

Write-off of deferred financing costs related to prepetition domestic borrowings	$—	$38.9
Critical employee retention plan provision	7.3	—
Estimated accrued liability for rejected prepetition leases and contracts	10.7	—
Professional fees related to the Filing	28.3	9.0
Gain on settlement of prepetition liabilities	(1.5)	—
Interest earned during Chapter 11 reorganization proceedings	(0.3)	(0.1)

Total	$44.5	$47.8

      Cash payments with respect to such reorganization items consisted of $25.4 million of professional fees and $3.0 million of Retention Bonus during fiscal 2002, and $5.3 million of professional fees in fiscal 2001.

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

     Fiscal 2002 Compared to Fiscal 2001

Net Sales

	2002	2001	% Change

	(Millions)
Automotive Wheels	$1,161.3	$1,232.8	(5.8)%
Components	737.7	657.9	12.1
Other	102.6	148.4	(30.9)

Total	$2,001.6	$2,039.1	(1.8)

      The Company’s net sales for fiscal 2002 were $2,001.6 million, a decrease of 1.8% as compared to net sales of $2,039.1 million in fiscal 2001. This decrease is primarily due to the impact of lower sales to light vehicle OEMs and heavy-duty vehicle manufacturers in North America.

      Net sales from the Company’s Automotive Wheels segment decreased $71.5 million to $1,161.3 million in fiscal 2002 from $1,232.8 million in fiscal 2001. Net sales from the Company’s North American wheel operations decreased by approximately $91 million from fiscal 2001 to fiscal 2002, due primarily to lower OEM production requirements, and the closure of the Somerset, Kentucky aluminum wheels facility. Net sales from the Company’s international wheel operations increased by approximately $20 million, due primarily to favorable changes in product mix and the impact of foreign exchange fluctuations. This increase was partially offset by lower pass-through pricing and the sale of the Company’s Brazilian agriculture wheel business.

      Net sales from Components increased $79.8 million to $737.7 million in fiscal 2002 from $657.9 million in fiscal 2001. The increase is primarily due to new program launches at the Company’s Montague, Michigan facility and at the Company’s other suspension component operations that increased sales by approximately $105 million. This was partially offset by the impact of the closure of the Company’s Petersburg, Michigan facility and the sale of the Company’s Maulbronn, Germany foundry during the second quarter of 2002, which reduced net sales by approximately $44 million during 2002. The remainder of the increase in Components net sales is primarily due to higher volumes on existing platforms.

      Other net sales decreased $45.8 million to $102.6 million in fiscal 2002 from $148.4 million in fiscal 2001. Net sales from the Company’s commercial highway and aftermarket operations were approximately $20.7 million lower in fiscal 2002 compared to 2001 due primarily to abnormally high military wheel shipments in fiscal 2001 and lower North American heavy duty trailer production in fiscal 2002. The remaining decrease in Other net sales is primarily due to the sale of the Company’s European system service business during the fourth quarter of fiscal 2001.

     Gross Profit

      The Company’s gross profit margin for fiscal 2002 increased by $76.0 million, to $207.7 million or 10.4% of net sales, as compared to $131.7 million or 6.5% of net sales for fiscal 2001.

      Gross profit from the Company’s Automotive Wheels operation increased $73.8 million from fiscal 2001 to fiscal 2002. Automotive Wheels gross profit increased by approximately $58 million primarily due to the closure of the Company’s Somerset, Kentucky facility during the first quarter of 2002 and the wind down of the Bowling Green facility. The remaining increase in gross profit is due primarily to improved operating performance, favorable sales mix and the favorable impact of foreign exchange fluctuations. This increase was partially offset by decreased volumes, primarily in North America, lower prices and the sale of the Brazilian agricultural wheel business.

      Gross profit from Components increased $21.9 million from fiscal 2001 to fiscal 2002. Components’ gross profit increase is primarily due to improved operating performance and productivity, implementation of lean manufacturing initiatives, and increased volumes across the Company’s North American operations. This was partially offset by substantial program launch and start-up costs recorded at the Company’s Montague, Michigan facility during the first half of fiscal 2002 and lower pricing.

      Other gross profit decreased $19.7 million from fiscal 2001 to fiscal 2002. The impact of lower sales in the Company’s commercial highway operations negatively impacted gross profit in fiscal 2002. The Company also recorded higher operating costs due primarily to higher post-retiree medical expenses related to the Company’s North American operations, which decreased Other gross profit. The remaining decrease in Other gross profit is primarily due to the sales of the Company’s European systems service business during the fourth quarter of fiscal 2001.

     Marketing, General and Administration

      Marketing, general and administrative expenses increased $2.6 million from fiscal 2001 to 2002. This increase was due primarily to the centralization of certain corporate functions in North America and performance-based incentive compensation earned in fiscal 2002. Decreased spending across most of the Company’s global operations partially offset this increase.

     Engineering and Product Development

      The Company’s engineering and product development expenses decreased $1.4 million to $20.4 million in fiscal 2002. This decrease is primarily due to lower engineering expenses in Automotive Wheels.

     Asset Impairment and Other Restructuring Charges

      The Company recorded asset impairment losses and other restructuring charges of $43.5 million in fiscal year 2002 and $141.6 million in fiscal 2001. These losses and charges consist of the following:

     Impairment and Closure of Somerset, Kentucky Facility

      During fiscal 2001, the Company recognized impairment losses of $6.8 million related to investments in machinery, equipment and tooling at its Somerset, Kentucky facility due to a change in management’s estimates regarding the future use of such assets. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. During the first quarter of fiscal 2002, the Company closed this facility and recorded a restructuring charge of $6.7 million. This charge included estimated amounts related to lease termination costs and other closure costs consisting primarily of security and maintenance costs subsequent to the shutdown date. The portion of the charge related to lease terminations in the amount of $3.5 million has been classified as a liability subject to compromise at January 31, 2003 and has been excluded from the table below. Of the other closure costs, approximately $1.3 million remained unpaid at January 31, 2003, and is expected to be paid during fiscal 2003. During fiscal 2002, the Company recognized additional impairment losses of $1.9 million related to investments in building, machinery, equipment and tooling primarily due to real estate market conditions and further revisions in management’s estimates regarding the fair value of such assets.

     Impairment and Closure of Bowling Green, Kentucky Facility

      In the fourth quarter of fiscal 2001, the Company committed to a plan to close its manufacturing facility in Bowling Green, Kentucky and recorded a restructuring charge of $10.7 million. This charge related to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date. The decision to close the plant was based on the weakening of the economy, the tightened domestic auto industry and changing market requirements, which have resulted in reduced demand for fabricated steel wheels. The rationalization of the Company’s fabricated wheel manufacturing capacity will allow it to reduce overhead and manufacturing costs in North America. The Company estimated that the future undiscounted cash flows from this facility would not be sufficient to recover the carrying value of its investment in machinery, equipment and tooling. Accordingly, the Company recognized an asset impairment loss of $42.7 million during the fourth quarter of fiscal 2001. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. This facility, originally scheduled to close in July 2002, operated through the end of fiscal 2002 to service existing contracts and assist in transitioning production to the Company’s fabricated steel wheel manufacturing facility located in Sedalia, Missouri. Due to the delayed closure, the original $10.7 million restructuring charge was revised to $10.3 million, and no costs related to this charge were paid in fiscal 2002. Such closure costs are expected to be paid in fiscal 2003. In addition, the Company recorded and paid $0.1 million in employee termination and other closure costs during fiscal 2002 related to this facility, of which $0.1 million was paid by January 31, 2003.

     Impairment and Closure of Petersburg, Michigan Facility

      As a consequence of notifications received in April 2001 from certain customers of the Petersburg, Michigan facility regarding significantly lower future product orders and of the failure to obtain adequate customer support required to relocate production, management revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to this facility and, accordingly, recognized an impairment loss of $28.5 million in fiscal 2001. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. In June 2001, the Company committed to a plan to close the Petersburg facility, and accordingly recorded a restructuring charge of $0.6 million. This charge includes estimated amounts related to security and other maintenance costs subsequent to the shutdown date. Of this charge, $0.5 million remained unpaid at January 31, 2003, and is expected to be paid during fiscal 2003. During fiscal 2002, the Company recorded an additional impairment loss of $0.3 million to further write down this facility to fair value based on real estate market conditions.

     Impairment of La Mirada, California Facility

      In the second quarter of fiscal 2002, the Company determined, based on its most recent sales projections for its La Mirada, California facility, that its current estimate of the future undiscounted cash flows from this facility would not be sufficient to recover the carrying value of the facility’s fixed assets and production tooling. Accordingly, the Company recorded an impairment loss of $15.5 million in the second quarter of fiscal 2002 related to those assets. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling.

     Impairment of Maulbronn, Germany Facility

      During the fourth quarter of fiscal 2001, the Company revised its future undiscounted cash flow projections from its foundry located in Maulbronn, Germany. Based on those revisions, the Company determined that those cash flows would not be sufficient to recover the carrying value of the facility’s long-lived assets and accordingly, recognized an asset impairment loss of $8.4 million during the fourth quarter of fiscal 2001. The Company commenced a plan of action to sell this facility during the fourth quarter of fiscal 2001 and subsequently sold it in the second quarter of fiscal 2002 and recorded a loss on sale of $2.5 million.

     Impairment and Restructuring of International Fabricated Wheel Operations

      The Company recorded various asset impairment losses and restructuring charges as part of a multiple year restructuring program to upgrade and improve the Company’s international fabricated wheel operations. During the third quarter of fiscal 2001, the Company recognized an asset impairment loss of $0.9 million related to the abandonment of a greenfield project in Thailand. During the fourth quarter of fiscal 2001, the Company recognized asset impairment losses of $11.1 million related to its investments in building, machinery, equipment and tooling at its fabricated wheel facility in Königswinter, Germany. Such assets were written down to fair value based on estimated real estate market values and the expected scrap value, if any, of related machinery, equipment, and tooling. The Company transferred production of certain products to facilities located in the Czech Republic and in India and further consolidated passenger car and commercial wheel production within an adjacent facility located in Königswinter, Germany. In connection with the decommissioning of a building at its Königswinter, Germany site, the Company recorded a restructuring charge of $0.6 million in the fourth quarter of fiscal 2001. This charge relates to maintenance costs subsequent to the decommissioning date. Of this charge, $0.4 million remains unpaid as of January 31, 2003 and is expected to be paid during fiscal 2003. During fiscal 2002, the Company recorded $2.9 million of costs related to severance and post-termination benefits at its locations in Königswinter, Germany, Manresa, Spain and Sao Paulo, Brazil. The Company also recorded $2.2 million of such costs during fiscal 2001 at its locations in Königswinter, Germany and Manresa, Spain.

     North American Early Retirement and Reduction-In-Force Programs

      In fiscal 2002, the Company offered an early retirement option to approximately 30 employees, of whom 24 accepted by the acceptance date. In connection with this early retirement offer, the Company recorded a charge of $3.4 million primarily related to supplemental retirement benefits and continued medical benefits. The retirement benefit portion of the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans, and will be funded as part of the requirements of those entire plans.

      On November 2, 2001, the Company announced the immediate elimination of 145 positions or approximately 11% of its salaried workforce across its domestic operations. In connection with the elimination of the 145 positions, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001, all of which was paid before the end of fiscal 2002. In addition, the Company announced that it would offer an early retirement option to approximately 45 salaried employees. Of the 45 employees offered an early retirement option, 31 accepted by the acceptance date. In connection with this early retirement offer, the Company recorded a restructuring charge of $3.9 million in the fourth quarter of fiscal 2001 primarily related to continued medical benefits and supplemental retirement benefits. The retirement benefit portion of the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans, and will be funded as part of the requirements of those entire plans.

     Impairment of Machinery and Equipment

      During fiscal 2002, the Company recorded asset impairment losses of $10.7 million on certain machinery and equipment in its Automotive Wheels, Components and Other segments due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment due to changes in product mix. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

      During fiscal 2001, the Company recognized asset impairment losses of $22.6 million on certain machinery and equipment in its Automotive Wheels, Components and Other Segments due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

     Impairment of White Pigeon, Michigan Facility

      During the fourth quarter of fiscal 2002, the Company recorded an asset impairment loss of $0.5 million to write down the White Pigeon, Michigan facility to fair value based on current real estate market conditions. This non-operating facility is currently held for sale by the Company.

     Other Severance and Restructuring Costs

      As part of ongoing restructuring and rationalization of its North American operations, the Company recorded severance costs of $1.7 million in fiscal 2002, all of which had been paid by January 31, 2003, and $0.2 million in fiscal 2001.

     Facility Exit Cost and Severance Accruals

      The following table describes the activity in the balance sheet accounts affected by the severance and facility exit costs noted above (millions of dollars):

	January 31,	Fiscal 2002	Fiscal 2002	January 31,
	2002	Severance and	Cash	2003
	Accrual	Other Charges	Payments	Accrual

Facility exit costs	$11.7	$3.0	$(2.1)	$12.6
Severance	6.0	4.9	(6.9)	4.0

	$17.7	$7.9	$(9.0)	$16.6

     Other Income, net

      For fiscal 2002, Other income, net in the consolidated statement of operations of $6.8 million includes the recovery of tooling costs of $3.6 million, various licensing, royalty and technical assistance fees of $1.4 million, various export sales incentives of $1.3 million, net gains on sales of various non-core assets and businesses of $0.5 million, and other miscellaneous income and expense.

     Interest Expense, net

      Interest expense was $72.7 million for fiscal 2002 compared to $175.2 million in fiscal 2001. This decease reflects the discontinuation of interest accrued on the Company’s Senior Notes and Senior Subordinated Notes, as well as lower interest rates.

     Income Taxes

      Taxes on income for fiscal 2002 were $3.6 million of expense despite the pre-tax loss for the year. This tax expense is primarily the result of taxes in foreign jurisdictions and various states reduced by approximately $14.3 million in United States federal income benefits recorded for the loss carry back claims resulting from United States federal income tax law changes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance was recorded against all net deferred tax assets in the United States and certain deferred tax assets recorded at various international locations. The tax expense recorded during fiscal 2002 as a result of the increase in the required valuation allowance was $81.6 million.

      Implementation of a plan of reorganization under Chapter 11 is expected to reduce the availability of some or all of the Company’s net operating loss carryforwards and other tax attributes, and is expected to impact the tax basis of certain long-lived assets.

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

      Components net sales were slightly higher in fiscal 2001 compared to fiscal 2000, net of the effect of an approximate $3.9 million decrease in the average value of European currencies relative to the U.S. dollar. The impact of lower OEM production levels and the build-out and termination of certain customer platforms reduced net sales from the Company’s North American operations. This reduction was offset by the increase in net sales arising from the Company’s acquisition of the Schenk aluminum foundry in September 2000, and higher net sales from the Company’s MGG operations in Europe.

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

Asset Impairments and Other Restructuring Charges

      The Company recorded asset impairment losses and other restructuring charges of $141.6 million in fiscal year 2001 and $127.7 million in fiscal 2000. These losses and charges consist of the following:

Impairment of Somerset, Kentucky Facility

      During fiscal 2001, the Company recognized impairment losses of $6.8 million related to investments in machinery, equipment and tooling at its Somerset, Kentucky facility due to a change in management’s estimates regarding the future use of such assets. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling.

      Based on the levels of operating losses in fiscal 2000 and fiscal 1999, management concluded that the level of estimated future undiscounted cash flows was less than the carrying value of long-lived assets related to the Somerset facility at January 31, 2001. Accordingly, the Company recognized an impairment charge of $42.7 million in fiscal 2000 to reduce the carrying value of property, plant and equipment to estimated fair value.

Impairment and Closure of Bowling Green, Kentucky Facility

      In the fourth quarter of fiscal 2001, the Company committed to a plan to close its manufacturing facility in Bowling Green, Kentucky and recorded a restructuring charge of $10.7 million. This charge related to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date. The decision to close the plant was based on the weakening of the economy, the tightened domestic auto industry and changing market requirements, which have resulted in reduced demand for fabricated steel wheels. The rationalization of the Company’s fabricated wheel manufacturing capacity will allow it to reduce overhead and manufacturing costs in North America. The Company estimated that the future undiscounted cash flows from this facility would not be sufficient to recover the carrying value of its investment in machinery, equipment and tooling. Accordingly, the Company recognized an asset impairment loss of $42.7 million during the fourth quarter of fiscal 2001. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. This facility, originally scheduled to close in July 2002, operated through the end of fiscal 2002 to service existing contracts and assist in transitioning production to the Company’s fabricated steel wheel manufacturing facility located in Sedalia, Missouri.

Impairment and Closure of Petersburg, Michigan Facility

      As a consequence of notifications received in April 2001 from certain customers of the Petersburg, Michigan facility regarding significantly lower future product orders and of the failure to obtain adequate customer support required to relocate production, management revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to this facility and, accordingly, recognized an impairment loss of $28.5 million in fiscal 2001. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. In June 2001, the Company committed to a plan to close the Petersburg facility, and accordingly recorded a restructuring charge of $0.6 million. This charge includes estimated amounts related to security and other maintenance costs subsequent to the shutdown date. In addition, the Company recognized an impairment charge of $1.5 million related to the Petersburg facility during fiscal 2000.

Impairment of Maulbronn, Germany Facility

      During the fourth quarter of fiscal 2001, the Company revised its future undiscounted cash flow projections from its foundry located in Maulbronn, Germany. Based on those revisions, the Company determined that those cash flows would not be sufficient to recover the carrying value of the facility’s long-lived assets and accordingly, recognized an asset impairment loss of $8.4 million during the fourth quarter of fiscal 2001. The Company commenced a plan of action to sell this facility during the fourth quarter of fiscal 2001.

Impairment and Restructuring of International Fabricated Wheel Operations

      The Company recorded various asset impairment losses and restructuring charges as part of a multiple year restructuring program to upgrade and improve the Company’s international fabricated wheel operations. During the third quarter of fiscal 2001, the Company recognized an asset impairment loss of $0.9 million related to the abandonment of a greenfield project in Thailand. During the fourth quarter of fiscal 2001, the Company recognized asset impairment losses of $11.1 million related to its investments in building, machinery, equipment and tooling at its fabricated wheel facility in Königswinter, Germany. Such assets were written down to fair value based on estimated real estate market values and the expected scrap value, if any, of related machinery, equipment, and tooling. The Company transferred production of certain products to facilities located in the Czech Republic and in India and further consolidated passenger car and commercial wheel production within an adjacent facility located in Königswinter, Germany. In connection with the decommissioning of a building at its Königswinter, Germany site, the Company recorded a restructuring charge of $0.6 million in the fourth quarter of fiscal 2001. This charge relates to maintenance costs subsequent to the decommissioning date. The Company also recorded $2.2 million of such costs during fiscal 2001 at its locations in Königswinter, Germany and Manresa, Spain. During fiscal 2000, the Company recorded $10.6 million of severance and other restructuring charges in Königswinter, Germany.

North American Early Retirement and Reduction-In-Force Programs

      On November 2, 2001, the Company announced the immediate elimination of 145 positions or approximately 11% of its salaried workforce across its domestic operations. In connection with the elimination of the 145 positions, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001, all of which was paid before the end of fiscal 2002. In addition, the Company announced that it would offer an early retirement option to approximately 45 salaried employees. Of the 45 employees offered an early retirement option, 31 accepted by the acceptance date. In connection with this early retirement offer, the Company recorded a restructuring charge of $3.9 million in the fourth quarter of fiscal 2001 primarily related to continued medical benefits and supplemental retirement benefits. The retirement benefit portion of the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans, and will be funded as part of the requirements of those entire plans.

      During the third and fourth quarters of fiscal 2000, the Company implemented a workforce reduction program in which approximately 400 employees were terminated. A charge of $4.4 million was recorded for severance and other termination benefits related to this program.

     Impairment of Machinery and Equipment

      During fiscal 2001, the Company recognized asset impairment losses of $22.6 million on certain machinery and equipment in its Automotive Wheels, Components and Other Segments due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

      During fiscal 2000, the Company recorded asset impairment losses of $68.5 million, primarily in the Automotive Wheels segment. These losses resulted primarily from a change in management’s plans for future use of idled machinery and equipment and removal of certain equipment from service due to weakening conditions in the heavy truck and light vehicle markets. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

     Facility Exit Cost and Severance Accruals

      The following table describes the activity in the balance sheet accounts affected by the severance and facility exit costs noted above (millions of dollars):

		Fiscal 2001	Fiscal 2001
	January 31, 2001	Severance and	Cash	January 31, 2002
	Accrual	Other Charges	Payments	Accrual

Facility exit costs	$—	$11.9	$(0.2)	$11.7
Severance	5.0	4.9	(3.9)	6.0

	$5.0	$16.8	$(4.1)	$17.7

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

     Cash Flows

      The Company’s operations provided $95.3 million in cash during fiscal 2002 compared to $2.7 million during fiscal 2001. This increase is primarily due to improved operating performance and lower interest payments, offset by payments related to the Chapter 11 Filings.

      Between January 31, 2001 and the date of the Chapter 11 Filings, the Company’s operating cash flows were adversely affected by (i) a decrease in operating margins, (ii) the effect of discontinuing a receivables securitization program (see “Trade Securitization Agreement” below), less the effect on the Company of its participation in separate accelerated payment programs with some of its major customers starting in September 2001 and (iii) further contraction of terms required by trade creditors.

      Since the Chapter 11 Filings, the Company’s operating cash flows have been and are expected in the future to be impacted by, among other things, (i) the need to fund the significant professional fees and other costs directly related to the Chapter 11 Filings, (ii) the cash requirements for the closure and restructuring of certain facilities, and (iii) the rate and level of post-petition trade credit available to the Company. The amount of interest paid has been substantially less due to the effect of the stay on payment of pre-petition obligations.

      Capital expenditures for fiscal 2002 were $106.8 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates that capital expenditures for fiscal 2003 will be approximately $140 million relating primarily to maintenance and cost reduction programs and to meet demand for new vehicle platforms.

      The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure, restructuring and reorganization requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) borrowings under various foreign bank and government loans, (iv) borrowings under the DIP Facility, as described below, and (v) borrowings under any exit financing associated with the Company’s emergence from the Chapter 11 proceedings resulting from a confirmed plan or plans of reorganization. The DIP Facility is scheduled to terminate on the earlier of (a) the date of substantial consummation of a plan of reorganization or (b) June 5, 2003. As more fully discussed above, while the Company expects to emerge from Chapter 11 prior to the termination of the DIP Facility, there can be no assurances that the emergence will occur prior to such date, or that the Company will be able to extend the term of or replace the existing DIP facility in the event that the Company has not emerged by June 5, 2003. Moreover, while the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future capital market conditions.

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

      On January 15, 2002, the Company and the initial lenders under the DIP Agreement entered into a First Amendment to the DIP Agreement. This First Amendment finalized the terms of the borrowing base formula of eligible assets which is used to calculate the amounts which the Company is able to borrow under the DIP Facility. As of March 28, 2003, there were $55.0 million of outstanding borrowings and $5.0 million in letters of credit issued pursuant to the DIP Facility. The amount available under the facility as of March 28, 2003, after taking into account the aforementioned borrowings and letters of credit, was $59.5 million.

      The DIP Facility provides for the postpetition cash payment at certain intervals of interest and fees accrued at the filing date and accruing postpetition under the Company’s prepetition credit agreements, if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries. During fiscal 2002, payments totaling $39.0 million were made for a portion of accrued interest and fees with respect to this provision.

      The DIP Agreement originally provided that the Debtors would be in default thereunder if they failed to (i) file a plan of reorganization and disclosure statement with the Bankruptcy Court within two hundred seventy (270) days after the Petition Date, or (ii) receive Bankruptcy Court approval of a disclosure statement within thirteen (13) months after the Petition Date. In connection with the Bankruptcy Court’s second extension of the exclusive periods under 11 U.S.C. § 1121(d), on August 6, 2002, the Debtors and the DIP Lenders entered into a Second Amendment of the DIP Agreement, which became effective on August 19, 2002. The Second Amendment provided that the Debtors shall be in default of the DIP Agreement if they failed to (i) file a plan of reorganization and disclosure statement with the Bankruptcy Court on or before December 16, 2002, or (ii) receive Bankruptcy Court approval of a disclosure statement on or before January 16, 2003.

      During the third quarter of fiscal 2002, the Company and the lenders to the DIP Agreement discovered that the applicable period(s) during which certain liquidity and earnings tests thereunder are measured had not been properly memorialized therein and the parties’ intentions were frustrated thereby. Accordingly, in addition to receiving Bankruptcy Court authority on December 4, 2002, to reconcile the mistake in the DIP Agreement, on December 16, 2002, the Debtors and the lenders entered into a Third Amendment of the DIP Agreement to correct the measurement period definition. As modified by the Third Amendment, the DIP Agreement allowed the Company to make a $13.8 million payment, which is included in the aforementioned $39.0 million, that previously would have been prohibited under the DIP Agreement.

      On December 24, 2002, the Debtors and the DIP Lenders entered into the Fourth Amendment to the DIP Agreement. The Fourth Amendment provides that the Debtors shall be in default of the DIP Agreement if the Debtors fail to receive Bankruptcy Court approval of a disclosure statement on or before February 7, 2003 or a later date as determined by the DIP Agent, in its sole discretion, provided that such later date as determined by the DIP Agent cannot occur after March 11, 2003. In accordance with Section 7.01(p) of the

DIP Agreement, on February 7, 2003, the DIP Agent agreed to extend the deadline for the Debtors to receive Bankruptcy Court approval of the Disclosure Statement from February 7, 2003 to February 28, 2003. The Bankruptcy Court approved the Company’s Disclosure Statement on February 20, 2003. In addition, the Fourth Amendment provided a waiver for the Debtors to effect a reorganization of non-Debtor German Subsidiaries in response to a proposed change in German tax laws.

      Proceeds of loans made under the DIP Facility have been and will be used for working capital and other general corporate purposes of the Company and its subsidiaries, generally as set forth in the Company’s budget and otherwise as permitted under the DIP Agreement and approved by the Bankruptcy Court. The DIP Agreement permits the Company to make loans to, and obtain letters of credit under the DIP Facility to support the operations or obligations of, its foreign subsidiaries in Germany and Mexico, in an aggregate principal amount not to exceed $20 million at any one time outstanding, to fund capital expenditures, required joint venture obligations, rebate exposure of such foreign subsidiaries or costs incurred in connection with plant closures, restructuring or the sale or termination of businesses of foreign subsidiaries in Germany. Such loans may be funded either from the Company’s operations or from borrowings under the DIP Facility.

      Beginning January 31, 2002, the DIP Facility requires compliance with monthly minimum consolidated and domestic EBITDA tests (as defined in the DIP Agreement) and limits on capital expenditures. In addition to the foregoing financial covenants, the DIP Agreement imposes certain other restrictions on the Company and its subsidiaries, including with respect to their ability to incur liens, enter into mergers, incur indebtedness, give guarantees, make investments, pay dividends or make other distributions and dispose of assets.

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

Credit Agreement

      On February 3, 1999, the Company entered into a third amended and restated credit agreement, as further amended, (the “Credit Agreement”). Pursuant to the Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. The Company and all of its existing and future material domestic subsidiaries guarantee such term loan and revolving credit facilities. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, now owned or acquired later, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of the Company’s existing and future foreign subsidiaries. As of January 31, 2003, there was $176.8 million outstanding under the term loan facility which represents the total amount available under the facility. At January 31, 2003, there was $573.8 million outstanding under the revolving credit facility, including $1.7 million in letters of credit drawn against the Credit Agreement during fiscal 2002. As a result of the Debtors’ Chapter 11 Filings, all additional availability under the Credit Agreement has been terminated, although letters of credit amounting to approximately $16.2 million remain outstanding. In conjunction with the repayment on March 7, 2003 of a note payable issued for the purchase of the Wheland foundry in Chattanooga, Tennessee, a letter of credit of $2.0 million was terminated.

Senior Subordinated Notes

      In connection with the acquisition of CMI, the Company issued the 8 1/4% Notes, which are redeemable at the Company’s option at specified prices, in whole or in part, at any time on or after December 15, 2003. The 8 1/4% Notes are guaranteed by certain of the Company’s domestic subsidiaries but are subordinated to the Credit Agreement. In connection with previous acquisitions, the Company issued the 9 1/8% and 11% senior subordinated notes which are guaranteed by certain of the Company’s domestic subsidiaries but are subordinated to the Credit Agreement. These notes become redeemable at the Company’s option and at specific prices five years before the respective due dates of the notes. Due to the uncertainty resulting from the Chapter 11 Filings by the Debtors, the fair value of all of the Company’s senior subordinated notes as of January 31, 2003 is not presently determinable.

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

Permanent reduction of Credit Agreement indebtedness with a principal balance of $334.3, plus $2.2 in accrued interest	$336.5
Payment on foreign indebtedness with a principal balance of $47.0	47.0
Repurchase of certain Senior Subordinated Notes with a face value of $47.2, plus $1.0 in accrued interest	37.6
Payment of fees and expenses on the above and interest earned	1.3
Remaining cash proceeds held by Company	13.0

Total	$435.4

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

      The 11 7/8% Notes rank equally to all other existing and future senior debt but are effectively subordinated to the borrowings under the Credit Agreement. The 11 7/8% Notes are effectively subordinated to all liabilities (including trade and intercompany obligations) of the Company’s subsidiaries which are not guarantors of the Credit Agreement and the B Term Loan. The indenture governing the 11 7/8% Notes provides for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The indenture also provides that a holder of the 11 7/8% Notes may, under certain circumstances, have the right to require that the Company repurchase such holder’s 11 7/8% Notes upon a change of control of the Company. The 11 7/8% Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally by the Company’s material domestic subsidiaries. Due to the uncertainty resulting from the Chapter 11 Filings by the Debtors, the fair value of the Company’s 11 7/8% Notes as of January 31, 2003 is not presently determinable.

      Pursuant to an Exchange Offer Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to use its best efforts to file and have declared effective an Exchange Offer Registration Statement with respect to an offer to exchange the 11 7/8% Notes for other notes of the Company with terms substantially identical to the 11 7/8% Notes. The Company also agreed to consummate such exchange offer on or prior to December 19, 2001. As a result of the Chapter 11 Filings by the Debtors on December 5, 2001, no interest payment was made when due on December 15, 2001, and the exchange offer for the 11 7/8% Notes has not occurred.

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

      The Credit Agreement, as amended, contains certain financial covenants regarding interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations which were in effect during fiscal 2001 and fiscal 2000. The Company was in violation of certain of these covenants as of January 31, 2001. For purposes of the accompanying consolidated financial statements, all amounts outstanding with respect to the Credit Agreement, the Senior Notes and the Senior Subordinated Notes outstanding at January 31, 2003 and 2002 are classified as liabilities subject to compromise as of those dates.

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

Other Liquidity Matters

      As of January 31, 2003, there were $105.1 million in outstanding borrowings under various foreign bank credit facilities. A portion of those credit facilities require compensating balance arrangements. In addition, the Company maintains cash deposits at certain locations in order to assure the continuation of vendor trade terms. As of January 31, 2003, the total amount of cash deposits maintained for these purposes was approximately $10.9 million.

      During fiscal 2002, the Company received $9.6 million in cash proceeds from the sale of certain non-core assets and businesses, primarily the sale of the Company’s Brazilian agricultural wheel business, the Schenk aluminum foundry located in Maulbronn, Germany, and the Company’s interest in a Portuguese joint venture. During fiscal 2002, the Company paid $5.1 million for the remaining 24% interest in its South African subsidiary, and $2.1 million in cash and an additional $2.0 million note payable for the facility and assets of the Wheland foundry in Chattanooga, Tennessee. This note was subsequently paid on March 7, 2003.

      During fiscal 2001, the Company sold its interests in its Canadian joint venture for cash proceeds of $9.5 million and its tire and wheel assembly business for cash proceeds of approximately $11.0 million.

      The Company received net cash proceeds of $10.1 million during fiscal 2001 in connection with the early termination of all of its cross-currency interest rate swap agreements. As such, the Company held no cross-currency interest rate swap agreements at January 31, 2002 or 2003. The proceeds received reduced the fair market value of the agreements recorded at the time of the early terminations resulting from accounting for mark-to-market adjustments during the terms of the agreements. The Company received cash in the amount of $26.4 million and $9.7 million during fiscal years 2000 and 1999, respectively, in connection with the early termination of various other cross-currency interest rate swap agreements.

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

Market Risks

      In the normal course of business the Company is exposed to market risks arising from changes in foreign exchange rates, interest rates and raw material and utility prices. The Company selectively uses derivative financial instruments to manage these risks, but does not enter into any derivative financial instruments for trading purposes.

Foreign Exchange

      The Company has global operations and thus makes investments and enters into transactions in various foreign currencies. In order to minimize the risks associated with global diversification, the Company first seeks to internally net foreign exchange exposures, and uses derivative financial instruments to hedge any remaining net exposure. The Company uses forward foreign currency exchange contracts on a limited basis to reduce the earnings and cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled. In addition, the Company has occasionally entered into cross currency interest rate swaps to hedge a portion of its investments in Europe. The currency effects of these swaps are reflected in the cumulative translation adjustments component of other accumulated comprehensive loss, where they offset the gain or loss associated with the investments in Europe.

      The value of the Company’s consolidated assets and liabilities located outside the United States (which are translated at period end exchange rates) and income and expenses (which are translated using average rates prevailing during the period), generally denominated in the Euro and the Brazilian Real, are affected by the translation into the Company’s reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of stockholders’ equity. Foreign exchange rate fluctuations could have an increased impact on the Company’s reported results of operations. However, due to the self-sustaining nature of the Company’s foreign operations (which maintain their own credit facilities, enter into borrowings and swap agreements and incur costs in their respective local currencies), the Company believes it can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, the Company has, from time to time, entered into certain foreign currency swap arrangements. Additionally, foreign exchange rate fluctuations effect the comparability of year over year operating results.

      The Company periodically analyzes the impact of foreign exchange fluctuations on earnings and has determined that, at January 31, 2003, excluding the translation effects referred to above, a 10% increase or decrease in foreign exchange rates would not have a material effect on earnings.

Interest Rates

      The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At January 31, 2003, approximately $876 million of the Company’s debt was variable rate debt. The Company believes that a 10% increase or decrease in the interest rate on variable rate debt could affect earnings by approximately $6 million.

Commodities

      The Company relies upon the supply of certain raw materials and other inputs in its production process and has entered into firm purchase commitments for aluminum and steel. The Company manages the exposures associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company uses forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding. The Company had no significant forward contracts during the years ended January 31, 2003 and 2002.

Other Matters

      The Company does not believe that sales of its products are materially affected by inflation, although there can be no assurance that such an effect will not occur in the future. In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. In the United States, the Company adjusts the sales prices of its aluminum wheels every three to six months, if necessary, to fully reflect any increase or decrease in the price of aluminum. As a result, the Company’s net sales of aluminum wheels are adjusted, although gross profit per wheel is not materially affected. From time to time, the Company enters into futures contracts or purchase commitments solely to hedge against possible aluminum price changes that may occur between the dates of aluminum wheel price adjustments. Pricing and purchasing practices are similar in Europe, but opportunities to recover increased material costs from customers are more limited than in the United States.

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

Valuation allowance on deferred income tax assets

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at January 31, 2003 to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations. As a result of management’s assessment, a valuation allowance was recorded at January 31, 2003 and 2002. The Company determined that it could not conclude that it was more likely than not that the benefits of certain deferred income tax assets would be realized. The valuation allowance recorded by the Company reduces to zero that net carrying value of all United States and certain foreign net deferred tax assets.

Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements included herein in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties. The disclosure provisions of this Statement are effective for financial statement periods ending after December 15, 2002. The Company has made the required disclosures in the financial statements. This Statement also requires a guarantor to recognize, at inception, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligations it has undertaken in issuing a guarantee. Adoption of the fair value provisions of this Statement had no impact on the financial statements of the Company.

      Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment annually, rather than amortized into earnings. Any impairment to the amount of goodwill existing at the date of adoption is to be recognized as a cumulative effect of a change in accounting principle on that date.

      Upon adoption, the Company discontinued amortizing goodwill and indefinite-lived intangible assets into earnings. In connection with the transitional provisions of the Statement, the Company performed an assessment of whether there was an indication that goodwill was impaired as of the adoption date. To accomplish this, the Company determined the carrying value of each of its six reporting units (i.e., one step below the segment level) by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting units on February 1, 2002. As of that date, the Company had unamortized goodwill and other indefinite-lived intangibles of approximately $758.7 million that were subject to the transition provisions of SFAS No. 142. The Company determined the fair value of each reporting unit and compared those fair values to the carrying values of each reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit indicating that goodwill may be impaired, the Company performed the second step of the transitional impairment test. This test was required for five reporting units.

      In the second step, the Company compared the implied fair value of the reporting units goodwill with the carrying value of that goodwill, both of which were measured at the adoption date. The implied fair value of goodwill was determined by allocating the fair value of the reporting units to all of the assets (both recognized and unrecognized) and liabilities of the reporting units in a similar manner to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation was the implied fair value of the reporting units’ goodwill. The carrying amounts of these reporting units exceeded the fair values, and the Company recorded an impairment charge of $554.4 million as of February 1, 2002 as a cumulative effect of a change in accounting principle as described above.

      The following table presents adjusted net loss on a comparable basis, by eliminating goodwill amortization from the reported amounts of net loss for the years ended January 31, 2002 and 2001 (in millions, except per share amounts):

	Year Ended January 31,

	2003	2002	2001

Reported net loss	$(634.5)	$(396.7)	$(186.2)
Eliminate goodwill amortization	—	23.2	24.1

Adjusted net loss	$(634.5)	$(373.5)	$(162.1)

Basic and diluted loss per share:
Reported net loss	$(22.30)	$(13.94)	$(6.24)
Eliminate goodwill amortization	—	0.82	0.81

Adjusted net loss	$(22.30)	$(13.12)	$(5.43)

New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns, if they occur. The effective date for this Interpretation will be July 1, 2003. The Company is assessing the impact of adoption of Interpretation No. 46, and it may be reasonably possible that the Company will be required to consolidate certain VIEs related to certain operating leases beginning in the second quarter of fiscal 2003.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the Consolidated Financial Statements included herein.

      In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The effective date of this Issue for the Company will be July 1, 2003. The Company does not expect the adoption of this Statement to have a material effect on the financial statements of the Company.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs associated with a restructuring or plant closing, or other exit or disposal activity. Previous guidance for such costs was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 replaces EITF 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Liabilities recorded under EITF 94-3 prior to adoption of SFAS No. 146 are grandfathered, and thus, adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

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

Directors

      The Board of Directors of the Company is currently authorized to consist of eleven directors divided into three classes (Class 1, Class 2 and Class 3) serving staggered three-year terms. The Company’s By-Laws require that the three classes be as nearly equal in number as possible. Class 1 is composed of three directors and Classes 2 and 3 are each composed of four directors. There are currently two vacancies on the Board of Directors for Class 1 Directors, one vacancy for a Class 2 Director and one vacancy for a Class 3 Director.

      Stockholders owning approximately 75% of the outstanding Common Stock of the Company are parties to a stockholders agreement (the “Stockholders Agreement”) which provides, among other things, that the Board of Directors shall consist of eleven members and that certain of these stockholders will vote their shares of Common Stock so that the Board of Directors of the Company will be comprised of the Chief Executive Officer of the Company (currently, Curtis J. Clawson), four designees of Joseph Littlejohn & Levy Fund II, L.P. (“JLL Fund II”) (currently, Paul S. Levy, Jeffrey C. Lightcap and David Y. Ying), one designee of TSG Capital Fund II, L.P. (“TSG”) (currently, Cleveland A. Christophe), two designees of

Marianne Lemmerz, Horst Kukwa-Lemmerz, Inge Kruger-Pressl and Renate Kukwa-Lemmerz (collectively, the “Lemmerz Shareholders”), and three individuals determined by the Board who are not affiliated with the Company or any of the parties to the Stockholders Agreement other than one member that may be affiliated with CIBC WG Argosy Merchant Fund 2, L.L.C. (“Argosy”) (currently, John S. Rodewig and Ranko Cucuz). The Stockholders Agreement also provides, among other things, for certain transfer restrictions and registration rights for the stockholder parties thereto. The two designees of the Lemmerz shareholders, Horst Kukua-Lemmerz and Wienand Meilicke resigned as directors on June 4 and 5, 2002, respectively.

      Except as described above, there are no arrangements or understandings between any director and any other person pursuant to which he was selected as a director. The following are brief biographies of each of the directors:

      Curtis J. Clawson is 43 years old. He is a Class 2 Director and has been a director of the Company since August 2001. He has been Chairman of the Board of Directors since September 2001. From November 1999 until August 2000, Mr. Clawson was the President and Chief Operating Officer of American National Can Group, Inc. From May 1998 until November 1999, Mr. Clawson was an Executive Vice President of American National Can Group, Inc. From March 1995 until January 1998, Mr. Clawson was a Division President of AlliedSignal Inc.

      Cleveland A. Christophe is 57 years old. He is a Class 3 Director and has been a director of the Company since July 1996. Mr. Christophe has been a Managing Member of TSG Capital Group, L.L.C. since January 1995, a director and President of TSG Associates II, Inc. since January 1995, and Managing Member of TSG Associates III, L.L.C. since August 1998. Mr. Christophe is also a director of TSGVI Associates, Inc., Midwest Stamping, Inc., Urban Brands, Inc., Millennium Digital Media, L.L.C., Orbseal L.L.C. and TCP Holdings, Inc.

      Ron Cucuz is 59 years old. He is a Class 2 Director and has been a director of the Company since 1992. Mr. Cucuz is also a director of Cleveland-Cliffs Inc. and Lincoln Electric Holdings, Inc. Mr. Cucuz was Chief Executive Officer of the Company from October 1992 to August 2001.

      Paul S. Levy is 55 years old. He is a Class 3 Director and has been a director of the Company since July 1996. Mr. Levy has been a Senior Managing Director of JLL Partners, Inc. (“JLL”), which is the managing general partner of JLL Fund II, from its inception in 1988. Mr. Levy has served as Chairman of the Board of Directors and Chief Executive Officer of Lancer Industries, Inc. since July 1989. Mr. Levy is also a director of Fairfield Manufacturing Company, Inc., New World Pasta Company, IASIS Healthcare Corp., Builders FirstSource, Inc., Motor Coach Industries International, Inc. and AdvancePCS.

      Jeffrey C. Lightcap is 44 years old. He is a Class 1 Director and has been a director of the Company since October 1997. He has been a Senior Managing Director of JLL since June 1997. From February 1993 until May 1997, Mr. Lightcap was employed by Merrill Lynch & Co., an investment banking firm, first as a Director and then, commencing in 1994, as a Managing Director. Mr. Lightcap is also a director of New World Pasta Company, IASIS Healthcare Corp. and Motor Coach Industries International, Inc.

      John S. Rodewig is 69 years old. He is a Class 3 Director and has been a director of the Company since December 1992. He served as President of Eaton Corporation from 1992 until his retirement on January 1, 1996. Mr. Rodewig also serves as a director of FKI plc.

      David Y. Ying is 48 years old. He is a Class 2 Director and has been a director of the Company since June 1997. Mr. Ying has been a Senior Managing Director of JLL since June 1997. From January 1993 until May 1997, Mr. Ying was a Managing Director of Donaldson Lufkin & Jenrette, an investment banking firm. Mr. Ying is also a director of New World Pasta Company, IASIS Healthcare Corp., Lancer Industries, Inc. and Builders FirstSource, Inc.

      The Company’s proposed plan of reorganization provides that on the effective date of the plan of reorganization, the term of the existing board of directors will expire. From and after the effective date of the plan of reorganization, the initial board of directors will consist of seven directors. The initial board of directors will include Mr. Clawson. The remaining six members will be selected as follows: three directors will be selected by the agent under the Credit Agreement, two directors will be selected by Apollo Management V, L.P., the manager of funds which, collectively, hold in excess of 40% of the Senior Notes, and one director will be selected by mutual agreement of the agent under the Credit Agreement and Apollo Management V, L.P.

Officers

      The following table sets out the names and ages of each of the executive officers of the Company as of January 31, 2003, their positions as of that date, the date on which they were appointed to such positions and their business experience during the past five years. All positions shown are with the Company or its subsidiaries unless otherwise indicated. All executive officers are elected by the Board of Directors of the Company and serve at its pleasure. There are no family relationships among any of the executive officers and there is no arrangement or understanding between any of the executive officers and any other person pursuant to which he was selected as an officer.

			Date of
Name	Title	Age	Appointment	Experience

Curtis J. Clawson	President and Chief Executive Officer	43	August 2001	President and Chief Operating Officer of American National Can Group, Inc., November 1999 to August 2000; Executive Vice President of American National Can Group, Inc., May 1998 to November 1999; Division President, AlliedSignal Inc., March 1995 to January 1998.
Fred Bentley	Vice President — President, Commercial Highway and Aftermarket Services	37	October 2001	Managing Director, European Operations of Honeywell International, April 2001 to October 2001; General Manager of Heavy Duty Operations of Honeywell International, December 2000 to April 2001; Plant Manager of Honeywell International, August 1995 to December 2000.
Patrick C. Cauley	Interim General Counsel and Assistant Secretary	43	May 2002	Assistant General Counsel, March 1999 to May 2002; Partner, Bodman, Longley & Dahling LLP, January 1993 to March 1999.

			Date of
Name	Title	Age	Appointment	Experience

Giancarlo Dallera	Vice President — President, European Wheels	56	March 2002	Vice President — President, European Cast Wheels, July 2001 to March 2002 Vice President — President, European Wheel Group, February 2000 to June 2001; Vice President — President, European Aluminum Wheels, October 1992 to January 2000; Chief Executive Officer and Chairman of the Board of Hayes Lemmerz, S.p.A., Hayes Lemmerz Barcelona S.A. and Hayes Lemmerz Belgie N.V. since June 1997; Managing Director, Director and General Manager of Hayes Lemmerz, S.p.A. since April 1990, 1985 and 1981, respectively; Managing Director of Hayes Lemmerz Barcelona S.A. since October 1992.
Michael J. Edie	Vice President — Materials and Logistics	53	November 2001	Independent consultant, September 1999 to October 2001; Senior Vice President — Distribution and Customer Logistics, Revlon, Inc., November 1993 to August 1999.
Scott Harrison	Vice President — President, Suspension Components	38	October 2001	Vice President — General Manager of Lab Equipment Division, Fisher Scientific, January 2000 to October 2001; Director of Operations, Erico Corp., December 1997 to January 2000; Director of Spark Plug Operations, AlliedSignal Inc., January 1995 to November 1997.
Kenneth A. Hiltz	Chief Restructuring Officer	50	October 2001	Principal, AlixPartners LLC February 1991 to present; Senior Vice President, Joy Global, Inc. (formerly known as Harnischfeger Industries, Inc.), June 1999 to September 2001.
Larry Karenko	Vice President — Human Resources and Administration	53	February 1999	Vice President — Human Resources, October 1994 to January 1999.
Edward W. Kopkowski	Vice President — Operational Excellence	40	July 2002	Founder and President, Kopko Associates, Ltd., January 2002 to June 2002; Vice President, Modular Products and Operating Excellence, Pilkington PLC (formerly Libbey Owens-Ford), August 1997 to December 2001.
Brian J. O’Loughlin	Vice President — Information Technology and Chief Information Officer	46	July 2002	Chief Information Officer, Revlon, Inc., July 2001 to June 2002; Vice President, Application Development, Revlon, Inc., July 1994 to June 2001.

			Date of
Name	Title	Age	Appointment	Experience

John Salvette	Vice President — Business Development	47	July 2001	Vice President — President, North American Components Group, February 2000 to June 2001; Vice President — Finance, Cast Components Group, February 1999 to January 2000; Vice President — Finance, Hayes European Operations, July 1997 to January 2000; Treasurer, February 1995 to June 1997.
Daniel M. Sandberg	Vice President — President, Automotive Brake Components and Powertrain Components	43	October 2001	Vice President — President, Automotive Brake Components, February 1999 to September 2001, Vice President — International Operations, January 1997 to January 1999; Vice President — General Counsel, March 1994 to January 1999.
James L. Stegemiller	Vice President — President, North American Wheels	51	October 2001	Vice President — Operations, Arvin Meritor, Inc., September 2000 to October 2001; Vice President — Continuous Improvement, Arvin Meritor, Inc., June 1998 to August 2000; Vice President — General Motors Business Group, Arvin Industries, Inc., May 1994 to May 1998.
James A. Yost	Vice President, Finance and Chief Financial Officer	53	July 2002	Ford Motor Company: Vice President, Corporate Strategy, January 2001 to December 2001; Vice President, Chief Information Officer, July 1999 to December 2000; Executive Director, Corporate Finance, January 1999 to June 1999; General Auditor and Executive Director, Finance Systems and Process Improvement, May 1998 to December 1998; Director, Finance, Ford of Europe, July 1997 to May 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and certain officers to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Copies of all such Section 16(a) reports are required to be furnished to the Company. These filing requirements also apply to holders of more than ten percent of the Company’s Common Stock. To the Company’s knowledge, based solely on a review of the copies of Section 16(a) reports furnished to the Company during fiscal year 2002, or written representations from certain reporting persons that no Forms 5 were required for those persons, all Section 16(a) filing requirements applicable to the Company’s officers and directors and beneficial owners of more than 10% of the Common Stock were complied with on a timely basis.

Item 11.	Executive Compensation

Director Compensation

      Directors who are not Company employees and who are not affiliated with certain of the parties to the Stockholders Agreement receive an annual retainer of $20,000, a fee of $1,000 for each Board or committee meeting attended and reimbursement of expenses incurred in attending Board and/or committee meetings. In fiscal year 2002, Messrs. Rodewig and Cucuz were the only directors of the Company who were paid for their participation as a director or member of a committee of the Board.

      Mr. Kukwa-Lemmerz, who resigned from the Board on June 4, 2002, was a designee on the Board of Directors of the Lemmerz Shareholders who own an aggregate of 5,050,000 shares of Common Stock. In connection with the Lemmerz Acquisition, Mr. Kukwa-Lemmerz was elected as (i) Vice Chairman of the Company’s Board of Directors, (ii) a nonvoting member of the Compensation Committee, and (iii) Chairman of the Board of the Company’s subsidiary, HLI (Europe) Ltd. The Company also entered into consulting agreements (the “Consulting Agreements”) with Mr. Kukwa-Lemmerz and an affiliate of Mr. Kukwa-Lemmerz pursuant to which, among other things, (i) Mr. Kukwa-Lemmerz retired from all positions held with Lemmerz and its subsidiaries, (ii) the Company agreed to pay Mr. Kukwa-Lemmerz and his affiliate an aggregate of $500,000 annually during the five-year period for which consulting services were provided, and (iii) the Company granted Mr. Kukwa-Lemmerz and his affiliate options to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $16 per share, such options to become exercisable at the rate of 20% annually on June 30, 1998 and each June 30th thereafter during the term of the Consulting Agreements.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of the Board of Directors during fiscal year 2002 were Messrs. Christophe, Rodewig and Ying. Mr. Christophe is a designee of TSG. Mr. Ying is a designee of JLL Fund II. Mr. Clawson attended two meetings of the Compensation Committee as a non-voting member of the Committee.

Executive Compensation

      This section provides summary information regarding the compensation of Mr. Clawson, the Chief Executive Officer, and the four most highly compensated officers other than Mr. Clawson: Scott Harrison, Vice President — President, Suspension Components; James L. Stegemiller, Vice President — President, North American Wheels; Michael J. Edie, Vice President — Materials and Logistics; and Daniel M. Sandberg, Vice President — President, Automotive Brake Components and Powertrain Components, (collectively, the “Named Executive Officers”).

     Salary and Bonus

      Messrs. Clawson, Harrison, Stegemiller, and Edie were hired by the Company in fiscal year 2001. All of the Named Executive Officers, other than Mr. Sandberg, received a retention bonus in fiscal year 2002. All of the Named Executive Officers received payments under the critical employee retention program approved by the Bankruptcy Court on May 28, 2002 (the “CERP”). All of the Named Executive Officers received a performance bonus with respect to fiscal year 2002. The following summary compensation table sets forth certain information concerning compensation for services in all capacities awarded to, earned by or paid to the Company’s Named Executive Officers for fiscal years 2002, 2001 and 2000.

     Summary Compensation Table

					Long Term
					Compensation
		Annual Compensation
					Securities
	Fiscal			All Other	Underlying
Name and Principal Position	Year	Salary	Bonus(1), (2), (3)	Compensation(4)	Options (#)

Clawson, Curtis J.(5)	2002	$755,004	$1,413,708	$241,078	—
	2001	377,502	833,416	187,413	1,400,000
Harrison, Scott	2002	$265,008	$302,834	$130,420	—
Vice President — President,	2001	73,617	301,179	7,665	140,000
Suspension Components
Stegemiller, James L	2002	$285,000	$368,515	$76,367	—
Vice President — President,	2001	106,875	502,484	17,225	125,000
North American Wheels
Edie, Michael J.	2002	$255,000	$298,098	$94,572	—
Vice President — Materials and	2001	47,334	190,487	—	100,000
Logistics
Sandberg, Daniel M	2002	$272,040	$324,990	$60,411	—
Vice President — President,	2001	272,040	—	43,700	—
Automotive Brake Components	2000	267,025	—	61,251	5,000
and Powertrain Components

(1)	For each Named Executive Officers, other than Mr. Sandberg, the amount earned for fiscal year 2002 constitutes in part a retention bonus. If the Named Executive Officer’s employment with the Company is terminated by the Company for cause or by the officer without good reason within three years from the date of his employment, the officer is required to repay to the Company a pro rata portion of the after-tax amount of the retention bonus. The retention bonus earned in fiscal year 2002 for Messrs. Clawson, Stegemiller, Harrison and Edie is the after-tax amount of the retention bonus multiplied by a fraction, the numerator of which is the number of calendar days the officer was employed by the Company in fiscal year 2002 (365 days for each of the Named Executive Officers who received the retention bonus) and the denominator of which is 1,095 days. The total pre-tax retention bonuses for Messrs. Clawson, Harrison, Stegemiller, and Edie were $1,200,000, $600,000, $1,000,000, and $500,000, respectively.

(2)	For each of the Named Executive Officers, the amount earned for fiscal 2002 constitutes in part a payment under the CERP. The CERP is comprised of two components: (a) a retention bonus providing a bonus of 200% of Mr. Clawson’s base salary and 120% of Messrs. Harrison, Stegemiller, Edie and Sandberg’s base salary, paid 35% on October 1, 2002 and the balance upon consummation of the restructuring; and (b) a restructuring performance bonus payable after the consummation of the restructuring. The amount of the retention component of the CERP earned by Messrs. Clawson, Harrison, Stegemiller and Edie was reduced by the amount of the retention bonus, as described above, covering the same period of time. The amount of the retention component of the CERP earned in fiscal 2002 for Messrs. Clawson, Harrison, Stegemiller, Edie and Sandberg were $318,503, $6,304, $0, $19,600 and $114,257, respectively.

(3)	The bonuses earned by the Named Executive Officers include performance bonuses with respect to fiscal year 2002 for Mr. Clawson — $832,527; Mr. Harrison — $164,609; Mr. Stegemiller — $184,339; Mr. Edie — $168,710; and Mr. Sandberg — $210,733.

(4)	For each Named Executive Officer, includes one or more of the following: matching contributions accrued under the Company’s retirement savings plan, contributions under the Company’s non-tax qualified supplemental employee retirement plan for the benefit of the Company’s executive officers based in the United States, long term disability insurance premiums, reimbursement of moving expenses, and other perquisites.

(5)	Mr. Clawson was appointed Chief Executive Officer of the Company on August 1, 2001. Mr. Clawson received grants of stock options to purchase 1,400,000 shares of the Company’s Common Stock.

However, these grants of options are subject to shareholder approval. No such approval has been obtained and, as a result of the Chapter 11 Filings, it is unlikely that any such shareholder approval will be either sought or obtained.

Stock Option Grants in Fiscal Year 2002

      No options were granted in fiscal 2002 to any of the Named Executive Officers.

Aggregate Option Exercises in Fiscal Year 2002 and January 31, 2003 Option Value

      The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by the Named Executive Officers as of January 31, 2003. This table also shows the value on that date of their “in-the-money” options, which is the positive spread between the exercise price of existing stock options and $0.12 per share (the closing market price of the Common Stock on January 31, 2003). No options were exercised in fiscal year 2002 by any of the Named Executive Officers.

	Number of Securities	Value of Unexercised
	Underlying	in-the-Money
	Unexercised Options	Options at
	at January 31, 2003	January 31, 2003
	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable

Clawson, Curtis J.	0/0	$0/$0
Harrison, Scott	28,000/112,000	$0/$0
Stegemiller, James L.	25,000/100,000	$0/$0
Edie, Michael J.	20,000/80,000	$0/$0
Sandberg, Daniel M.	166,490/6,250	$0/$0

Other Compensation and Benefits

      The Named Executive Officers receive medical, group life insurance and other benefits (including matching contributions under the Company’s 401(k) Plan) that are available generally to all of the Company’s salaried employees. The Named Executive Officers participate in the Company’s salaried employees retirement plans, which are qualified under Section 401(a) of the Code and receive certain other perquisites. The Named Executive Officers based in the United States also participate in the Company’s supplemental employee retirement plan (which is not qualified under Section 401(a) of the Internal Revenue Code). Additional information regarding other compensation and benefits of the Named Executive Officers is described in the Summary Compensation Table set forth above.

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

PENSION PLAN TABLE

	Years of Credited Service

Covered Compensation	10	15	20	25	30	35

$50,000.	$6,407	$9,610	$12,813	$16,017	$19,220	$20,822
$100,000	$13,073	$19,610	$26,147	$32,683	$39,220	$42,488
$150,000	$19,740	$29,610	$39,480	$49,350	$59,220	$64,155
$200,000	$22,407	$33,610	$44,813	$56,017	$67,220	$72,823
$250,000	$22,407	$33,610	$44,813	$56,017	$67,220	$72,823
$300,000	$22,407	$33,610	$44,813	$56,017	$67,220	$72,823
$350,000	$22,407	$33,610	$44,813	$56,017	$67,220	$72,823
$400,000	$22,407	$33,610	$44,813	$56,017	$67,220	$72,823

      Base salary is the only compensation upon which benefits under this plan are determined. The covered compensation amounts set forth above differ from the amounts set forth in the Summary Compensation Table because of limitations contained in the Code on compensation permitted to be used for pension plan purposes.

      Of the Named Executive Officers, only Mr. Sandberg participates in the defined benefit pension plan. Mr. Sandberg had covered compensation of $170,000 and two years of credited service (which amount was frozen as of December 31, 1994).

      The Pension Plan Table shows amounts that are payable in the form of a straight-life annuity; such amounts are not subject to offset for Social Security or any other payments.

      Effective January 1, 1995, the Company adopted a defined contribution pension plan for its United States salaried employees under which the Company contributes to a retirement account for each eligible employee 5% of compensation up to the amount of the Social Security wage base ($84,900 in 2002) plus 8% of compensation over the amount of the Social Security wage base. Compensation, for purposes of this plan, includes salary, bonus and commissions, but is limited to a maximum of $170,000 under provisions of the Code. The retirement account is invested at the direction and risk of the employee, who is entitled, subject to certain vesting requirements, to the contents of his or her account when employment terminates, at retirement or otherwise. The Company does not assure the employee of the amount of retirement benefit or the value of this account at any time. All of the named Executive Officers participate in the defined contribution pension plan.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements.

      The Company entered into separate agreements (the “Employment Agreements”) with Messrs. Clawson, Harrison, Stegemiller, Edie and Sandberg (the “Covered Individuals”) in connection with their appointment as officers of the Company. Each Employment Agreement is for a continuous term of two years, extending one additional day for each day that the Covered Individual is employed by the Company. The annual salaries for Messrs. Clawson, Harrison, Stegemiller, Edie and Sandberg are currently $755,000, $265,000, $285,000, $255,000 and $272,000, respectively, to be reviewed annually, and may be increased, but not decreased, by the Compensation Committee of the Company’s Board of Directors. The Covered Individuals are entitled to be reimbursed for their reasonable out-of-pocket expenses, participate in the Company’s benefit plans and receive customary perquisites. Mr. Clawson’s Employment Agreement provides that he will be nominated to serve on the Board of Directors of the Company.

      Pursuant to the Employment Agreements, the Covered Individuals are eligible to earn an annual bonus under the Company’s Short-Term Incentive Plan up to a maximum of 120% of their base salary (200% in the case of Mr. Clawson). Each Covered Individual, other than Mr. Sandberg, also received retention bonuses, as described in the “Summary Compensation Table.” Upon a change in control of the Company (as defined in the Employment Agreements), each Covered Individual is entitled to an immediate payment of all earned but unpaid compensation and a pro rata bonus payment for the current fiscal year under any bonus plan for which he is then eligible.

      The Employment Agreements provide that each Covered Individual whose employment with the Company is terminated during the term of the Employment Agreements (i) by the Company without cause, or (ii) by the Covered Individual with good reason, is entitled to receive: (a) earned but unpaid compensation, less any payment previously made in respect of such amount, (b) the product of the individual’s base salary, his bonus percentage and the fraction of the current fiscal year expired at the time of such termination, less any payments previously made in respect of such amounts upon such change of control, (c) one year’s base salary (two year’s salary and bonus, at 60% of base salary, in the case of Mr. Clawson). The Employment Agreements also provide that the Covered Individuals are entitled to have the Company (i) continue for up to one year (two years in the case of Mr. Clawson) all welfare benefit programs, such as medical and life, provided by the Company and its affiliated companies, (ii) pay or provide any other amounts incurred prior to the date of termination, or benefits required or permitted under any program or agreement of the Company, (iii) provide key executive level outplacement services, and (iv) transfer title to the Company vehicle used by the Covered Individual.

      In addition, the Employment Agreements provide that each Covered Individual whose employment with the Company is terminated on or following a change in control and during the term of the Employment Agreements, other than (i) by the Company for cause, (ii) by reason of death or disability, or (iii) by the Covered Individual without good reason, is entitled to receive: (a) earned but unpaid compensation, less any payment previously made in respect of such amount, (b) the product of the individual’s base salary, his bonus percentage and the fraction of the current fiscal year expired at the time of such termination, less any payments previously made in respect of such amounts upon such change of control, (c) two times the sum of (x) the individual’s base salary and (y) the product of his base salary and his bonus percentage (60% bonus percentage in the case of Mr. Clawson) and (d) one hundred thousand dollars ($100,000) (except in the case of Mr. Clawson). The Employment Agreements also provide that the Covered Individuals are entitled to have the Company (i) continue for up to two years all welfare benefit programs, such as medical and life, provided by the Company and its affiliated companies, (ii) pay or provide any other amounts incurred prior to the date of termination, or benefits required or permitted under any program or agreement of the Company, (iii) provide key executive level outplacement services, and (iv) pay the Covered Individuals’ legal expenses relating to a dispute under the Employment Agreements.

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

      In this report, unless otherwise noted, a person has sole voting and dispositive power for those shares shown as beneficially owned by him. Shares shown as beneficially owned by the Company’s executive officers include shares that they have the right to acquire by exercising options on or before January 31, 2003 (the “Record Date”). The percentages shown below compare the person’s beneficially owned shares with the total number of shares of the Company’s Common Stock outstanding on the Record Date (28,455,995 shares).

      As of the Record Date, the outstanding Common Stock was held by 171 stockholders of record.

				Percentage of	Percentage of
				Ownership of	Ownership of
				Shares of	Shares of
				Common	Common
				Stock	Stock
Name and Address	Shares of			(excluding	(including
of Beneficial Owner	Common Stock		Warrants(1)	Warrants)(2)	Warrants)(3)

Joseph Littlejohn & Levy Fund II, L.P.	9,634,176		1,825,376	33.9%	36.9%
450 Lexington Avenue
Suite 3350
New York, New York 10017
TSG Capital Fund II, L.P.	2,812,500		67,500	9.9%	9.3%
177 Broad Street
12th Floor
Stamford, Connecticut 06901
CIBC WG Argosy Merchant Fund 2, L.L.C	2,500,000	(4)	60,000	8.8%	8.2%
425 Lexington Avenue, Third Floor
New York, New York 10017
Horst Kukwa-Lemmerz	1,687,420	(5)	—	5.9%	5.4%
Friedrichsallee 14
D-53639 Königswinter, Germany
Renate Kukwa-Lemmerz	1,537,580	(6)	—	5.4%	5.0%
Friedrichsallee 14
D-53639 Königswinter, Germany

(1)	Each Warrant allows the holder thereof to acquire one share of Common Stock for a purchase price of $24.00. The Warrants are exercisable from July 2, 2000 through July 2, 2003.

(2)	Excludes options to purchase Common Stock held by certain officers and directors of the Company and also excludes Warrants to purchase 2,600,000 shares of Common Stock.

(3)	Excludes options to purchase Common Stock held by certain officers and directors of the Company, but includes Warrants to purchase 2,600,000 shares of Common Stock.

(4)	All of the shares of Common Stock owned by Argosy are Nonvoting Common Stock. Does not include 884,200 shares (3.1% of the Common Stock) owned by Canadian Imperial Holdings Inc. and 362,400 shares (1.3% of the Common Stock) owned by Caravelle Investment Fund, L.L.C. (“Caravelle”), both of whom are affiliates of Argosy; Argosy disclaims beneficial ownership of all such shares.

(5)	Consists of 1,687,420 shares of Common Stock owned by Mr. Kukwa-Lemmerz and an affiliated entity which he controls. It does not include 1,537,580 shares of Common Stock owned by Renate Kukwa-Lemmerz, his wife. Mr. Kukwa-Lemmerz disclaims beneficial ownership of all shares of Common Stock owned by his wife.

(6)	Does not include 1,687,420 shares of Common Stock owned by Horst Kukwa-Lemmerz, her husband. Mrs. Renate Kukwa-Lemmerz disclaims all beneficial ownership of all shares of Common Stock owned by her husband.

Security Ownership of Management and the Board of Directors

      The following table sets forth, as of the Record Date, without giving effect to the Warrants, the beneficial ownership of the Company’s Common Stock by each of the Directors and the Named Executive Officers of the Company and by the Directors and executive officers of the Company as a group:

Number of
Name of Beneficial Owner	Shares(1)(2)

Clawson, Curtis J.	—
Cucuz, Ranko	53,715
Harrison, Scott	28,000
Stegemiller, James L.	25,000
Edie, Michael J.	20,000
Sandberg, Daniel M.	166,490
Christophe, Cleveland A.(3)	—
Levy, Paul S.(4)	9,634,176
Lightcap, Jeffrey(4)	9,634,176
Rodewig, John S.	1,810
Ying, David Y.(4)	9,634,176
All directors and executive officers as a group (19 persons)	10,274,283

(1)	Includes the following shares of Common Stock issuable upon the exercise of options granted under the Company’s 1992 Stock Incentive Plan (the “1992 Plan”) and the 1996 Plan which are exercisable within 60 days of the Record Date (assuming that no additional options vest during that period):

	Issuable Upon	Issuable Upon
	Exercise of Options	Exercise of Options
	Granted Under	Granted Under
Name	1992 Plan	1996 Plan

Clawson, Curtis J.	—	—
Harrison, Scott	—	28,000
Stegemiller, James L.	—	25,000
Edie, Michael J.	—	20,000
Sandberg, Daniel M.	26,000	140,490
All directors and executive officers as a group	105,800	448,742

(2)	In each case, except as to Messrs. Levy, Lightcap and Ying and “all directors and executive officers as a group,” the number of shares owned represents less than 1% of the outstanding shares of Common Stock.

(3)	Mr. Christophe is associated with TSG, which owns 9.9% of the Common Stock of the Company; Mr. Christophe disclaims any beneficial ownership of such Common Stock.

(4)	Messrs. Levy, Lightcap and Ying are all associated with JLL Fund II, which owns 33.9% of the Common Stock of the Company. Messrs. Levy, Lightcap and Ying are general partners of JLL Associates II, L.P., the general partner of JLL Fund II, and, as a result, each of them may be deemed to beneficially own all of the shares of Common Stock of JLL Fund II.

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

Item 14.	Controls and Procedures

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

      Since the inception of the restatement process and Audit Committee Investigation, the Company has made a number of significant changes that strengthened its Disclosure Controls and Procedures and Internal Controls. These changes included, but were not necessarily limited to, (i) communicating clearly and consistently a tone from new senior management regarding the proper conduct in these matters, (ii) terminating or reassigning key managers, (iii) hiring (or retaining on an interim basis), in addition to the chief financial officer position noted above, a new chief accounting officer, a new chief information officer, and several new experienced business unit controllers, (iv) strengthening the North American financial management organizational reporting chain, (v) requiring stricter account reconciliation standards, (vi) establishing an anonymous “TIPLINE” monitored by the general counsel of the Company, (vii) updating and expanding the distribution of the Company’s business conduct questionnaire, (viii) conducting more face-to-face quarterly financial reviews with business unit management, (ix) requiring quarterly as well as annual plant and business unit written representations, (x) expanding the financial accounting procedures in the current year internal audit plan, (xi) temporarily supplementing the Company’s existing staff with additional contractor-based support to collect and analyze the information necessary to prepare the Company’s financial statements, related disclosures and other information requirements contained in the Company’s SEC periodic reporting until the Company implements changes to the current organization and staffing, and (xii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company’s financial processes, including support efforts which better integrate current and evolving financial information system initiatives, and addressing any remaining critical weaknesses including any reported by the Company’s internal audit function and independent public accountants.

      As more fully discussed in the American Institute of Certified Public Accountants (“AICPA”) auditing standards pronouncement “Consideration Of Internal Control in a Financial Statement Audit,” AU Section 319, paragraphs .21 to .24, an internal control system no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. Limitations inherent in any system of internal controls might include, among other things, (i) faulty human judgment and simple errors or mistakes, (ii) collusion of two or more people or inappropriate management override of procedures, (iii) imprecision in estimating and judging cost-benefit relationships in designing controls and (iv) reductions in the effectiveness of one deterring component (such as a strong cultural and governance environment) by a conflicting component (such as may be found in certain management incentive plans).

      The Company, including its Chief Executive Officer and Chief Financial Officer, believes that the aforementioned limitations apply to any applicable system of internal controls, including the Disclosure Control and Procedures and Internal Controls. The Company will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of its Disclosure Controls and Procedures and Internal Controls. Significant supplemental resources will continue to be required to prepare the required financial and other information during this process, particularly in view of the Company’s current stage of restructuring. The changes made to date as discussed above have enabled the Company to restate its previous filings where required, as well as subsequently prepare and file the remainder of the required periodic reports for fiscal 2001 and 2002 on a timely basis.

Evaluation of Disclosure Controls and Procedures

      During fiscal 2002, the Company formed a disclosure committee reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company’s Disclosure Controls and Procedures (the “Disclosure Committee”). The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s Chief Accounting Officer, Interim General Counsel, Vice President of Human Resources and Administration, Corporate Controller, Treasurer and Senior Counsel as its other members. Within 90 days prior to the date of filing this report, the Company’s Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the Company’s Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Disclosure Controls and Procedures are effective.

Changes in Internal Controls

      Since the date of the last quarterly filing, the Company has continued to take steps intended to increase the effectiveness of its compensating control procedures while it completes a program that, over time, will address the financial process and information systems objectives noted above. These changes included steps to (i) further conform the quarterly review procedures required of each European plant location to those enhanced procedures already required of each North American location, and (ii) realign the North American corporate headquarters accounting staff in order to provide more timely and effective review of global account reconciliations and analysis. Other than the aforementioned items, there were no other significant changes in the Company’s Internal Controls or in other factors that could significantly affect Internal Controls.

PART IV

Item 15.     Exhibits and Reports on Form 8-K

      The following documents are filed as part of this report:

      (a) 1. Financial Statements for fiscal 2002, 2001, and 2000

      The following financial statements of the registrant are filed herewith as part of this report:

(1) Independent Auditors’ Report

(2) Consolidated Statements of Operations for the years ended January 31, 2003, 2002 and 2001

(3) Consolidated Balance Sheets at January 31, 2003 and 2002

(4)	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended January 31, 2003, 2002 and 2001

(5) Consolidated Statements of Cash Flows for the years ended January 31, 2003, 2002 and 2001

(6) Notes to Consolidated Financial Statements

      All schedules are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

      3. Exhibits

(D)	2.1	Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and MWC Holdings, Inc. (“Holdings”).
(G)	2.2	Purchase Agreement, dated as of June 6, 1997, among the Company, Cromodora Wheels S.p.A., Lemmerz Holding GmbH and the shareholders of Lemmerz Holding GmbH.
(L)	2.3	Agreement and Plan of Merger, dated November 19, 1998, among the Company, HL — CMI Holding Co., CMI International, Inc. and Ray H. Witt, as Trustee of the Ray H. Witt Living Trust Agreement dated December 2, 1981, as amended and restated.
(E)	3.1	Restated Certificate of Incorporation of the Company and Certificate of Correction thereof.
(E)	3.2	Amended and Restated By-Laws of the Company.
(E)	3.3	Certificate of Merger of Holdings into the Company, filed with the Secretary of State of Delaware on July 2, 1996.
(J)	3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
(U)	3.5	Amendment to the Amended and Restated By-Laws of the Company dated August 1, 2001.
(A)	4.1	Reference is made to Exhibits 3.1 and 3.2.
(D)	4.6	Form of Subscription Agreement between the Company and the New Investors.
(H)	4.7	Indenture, dated as of June 30, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.8	Registration Rights Agreement, dated as June 30, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp., Merrill Lynch Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Morgan Stanley & Co. Inc. and Salomon Brothers Inc.
(I)	4.9	Indenture, dated as of July 22, 1997, among the Company, as issuer, certain subsidiaries, as guarantors, and The Bank of New York as Trustee.
(I)	4.10	Registration Rights Agreement, dated as July 22, 1997, among the Company, certain subsidiaries, CIBC Wood Gundy Securities Corp. and Merrill Lynch Pierce Fenner & Smith Incorporated.
(M)	4.11	Indenture, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and The Bank of New York, a New York banking corporation, as Trustee.
(M)	4.12	Registration Rights Agreement, dated as of December 14, 1998, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and CIBC Oppenheimer Corp., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchasers.
(N)	4.13	Indenture, dated as of June 15, 2001, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and BNY Midwest Trust Company, as Trustee.
(N)	4.14	Registration Rights Agreement, dated as of June 22, 2001, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and Credit Suisse First Boston Corporation and CIBC World Markets Corp., as the Initial Purchasers.
(A)	10.2	Tax Sharing Agreement among the Company, Kelsey-Hayes Company and K-H.
(B)	10.3	Conveyance and Transfer Agreement, dated as of December 15, 1992, between the Company and Kelsey-Hayes Company.

(A)	10.5	Michigan Workers’ Compensation Claims Payment Guarantee between the Company and Kelsey-Hayes Company.
(A)	10.6	1992 Incentive Stock Option Plan.
(A)	10.7	Long-Term Savings Plan.
(A)	10.8	Non-competition Agreement between the Company and Varity Corporation.
(A)	10.9	Employment Agreement, dated February 1, 1993, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(C)	10.13	Project Funds Agreement, dated November 12, 1993, between Hayes Wheels Autokola NH, a.s. (“Autokola”), the Company and International Finance Corporation (“IFC”).
(C)	10.14	Fee Clawback Agreement, dated November 12, 1993, between Autokola, the Company and IFC.
(C)	10.15	Subordination Agreement, dated November 12, 1993, between Autokola, Nova Hut a.s., the Company and IFC.
(C)	10.16	Investment Agreement, dated November 12, 1993, between Autokola and IFC.
(A)	10.17*	Employee Benefits Agreement.
(E)	10.22	Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit B to the Stockholders’ Agreement filed as Exhibit 2.2).
(F)	10.23*	First Amendment to Employment Agreement, dated June 6, 1996, between Hayes Wheels, S.p.A. and Giancarlo Dallera.
(G)	10.24	Consulting Agreement, dated as of June 6, 1997, between the Company and H.K.L., L.L.C.
(G)	10.25	Consulting Agreement, dated as of June 6, 1997, between the Company and Horst Kukwa-Lemmerz.
(H)	10.26	Amended and Restated Stockholders’ Agreement, dated as of June 30, 1997, among the Company, Joseph Littlejohn & Levy Fund II, L.P., Chase Equity Associates, CIBC WG Argosy Merchant Fund 2, L.L.C., Nomura Holding America, Inc. and TSG Capital Fund II, L.P. and the shareholders of Lemmerz Holding GmbH.
(M)	10.29	Third Amended and Restated Credit Agreement, dated as of February 3, 1999 (the “Credit Agreement”), among the Company, as Borrower, the several banks and other financial institutions from time to time Parties thereto, as Lenders, Canadian Imperial Bank of Commerce, as Administrative Agent and Co-Lead Arranger, Credit Suisse First Boston, as Syndication Agent and Co-Lead Arranger, Merrill Lynch Capital Corporation, as Co-Documentation Agent, and Dresdner Bank AG, as Co-Documentation Agent and European Swing Line Administrator.
(O)	10.30	Amendment No. 2 to Credit Agreement dated December 8, 2000.
(O)	10.31	Form of Severance Agreement, dated June 15, 2000, between the Company and certain of its officers.
(P)	10.32	Amendment No. 3 and Consent to Credit Agreement dated March 9, 2001.
(Q)	10.33	Amendment No. 4 to Credit Agreement dated April 20, 2001.
(R)	10.34	Amendment No. 5 and Consent to Credit Agreement dated June 15, 2001.
(S)	10.35	B Term Loan Agreement, dated as of July 2, 2001 (the “B Term Agreement”), among the Company, the lenders parties thereto, Credit Suisse First Boston, as joint lead arranger and as joint book manager for the term loan facility established by the B Term Agreement, and as syndication agent for the Lenders under the Agreement (as defined in the B Term Agreement) and co-lead arranger, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders under the Agreement and co-lead arranger, and as joint lead arranger and joint book manager for the term loan facility established by the B Term Agreement.

(T)	10.36	Revolving Credit and Guaranty Agreement, dated as of December 17, 2001 (the “DIP Credit Agreement”), among the Company, certain subsidiaries of the Company, the lenders parties thereto, CIBC World Markets Corp., as lead arranger, Bank of America, N.A. and Salomon Smith Barney, Inc., as syndication agents, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders.
(T)	10.37	First amendment to the DIP Credit Agreement, dated as of January 15, 2002.
(U)	10.38*	Amended and Restated Employment Agreement between the Company and Curtis J. Clawson dated September 26, 2001.
(U)	10.39*	Form of Employment Agreement between the Company and certain of its officers.
(V)	10.40*	Amended and Restated Settlement Agreement between the Company and Giancarlo Dallera dated December 1, 2001.
(W)	10.41*	Critical Employee Retention Plan as entered by the United States Bankruptcy Court for the District of Delaware on May 30, 2002.
(X)	10.42	Second DIP Amendment.
(X)	10.43	Third DIP Amendment.
(X)	10.44	Fourth DIP Amendment.
(X)	12	Computation of Ratios.
(X)	21	Subsidiaries of the Company.
(X)	23	Consent of KPMG LLP.
(X)	24	Powers of Attorney.
(X)	99.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(X)	99.2	Certification of James A. Yost, Vice President, Finance and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LEGEND FOR EXHIBITS

(A)	Incorporated by reference from the Company’s Registration Statement No. 33-53780 on Form S-l, filed with the SEC on October 27, 1992, as amended.

(B)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal Year Ended January 31, 1993, filed with the SEC.

(C)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, filed with the SEC.

(D)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 28, 1996, filed with the SEC.

(E)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 1996, filed with the SEC.

(F)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1997, filed with the SEC.

(G)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 6, 1997, filed with the SEC.

(H)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 30, 1997, filed with the SEC.

(I)	Incorporated by reference from the Company’s Registration Statement No. 333-34319 on Form S-4, filed with the SEC on August 24, 1997, as amended.

(J)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the SEC on November 14, 1997.

(K)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998, filed with the SEC.

(L)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, filed with the SEC.

(M)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated February 3, 1999, filed with the SEC.

(N)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 22, 2001, filed with the SEC.

(O)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC.

(P)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated March 16, 2001, filed with the SEC.

(Q)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 2001, filed with the SEC.

(R)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 21, 2001, filed with the SEC.

(S)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 2, 2001, filed with the SEC.

(T)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the Fiscal Year Ended January 31, 2001, filed with the SEC.

(U)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the SEC.

(V)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 31, 2002, filed with the SEC.

(W)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, filed with the SEC.

(X)	Filed herewith.

*	Denotes a compensatory plan, contract or arrangement.

      The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

      (b) Reports on Form 8-K

      During the fiscal quarter ended January 31, 2003, the Company filed a Current Report on Form 8-K with the SEC on December 18, 2002 announcing the filing of its Plan of Reorganization on December 16, 2002. The Company also filed Current Reports on Form 8-K with the SEC on February 20, 2003 announcing the approval by the U.S. Bankruptcy Court for the District at Delaware of the Company’s Disclosure Statement with Respect to First Amended Joint Plan of Reorganization on that date, and on March 24, 2003 announcing that the Company received a commitment for exit financing to support its Plan of Reorganization and to provide working capital for the Company’s ongoing operations.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2003.

HAYES LEMMERZ INTERNATIONAL, INC.

By:

/s/ JAMES A. YOST

James A. Yost
Vice President, Finance, and
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature		Title	Date

/s/ CURTIS J. CLAWSON Curtis J. Clawson		Chairman of the Board of Directors, Chief Executive Officer, President and Director	April 2, 2003

/s/ JAMES A. YOST James A. Yost		Vice President, Finance, and Chief Financial Officer	April 2, 2003

/s/ HERBERT S. COHEN Herbert S. Cohen		Chief Accounting Officer	April 2, 2003

/s/ CLEVELAND A. CHRISTOPHE* Cleveland A. Christophe		Director	April 2, 2003

Ranko Cucuz		Director

/s/ PAUL S. LEVY* Paul S. Levy		Director	April 2, 2003

/s/ JEFFREY C. LIGHTCAP* Jeffrey C. Lightcap		Director	April 2, 2003

/s/ JOHN S. RODEWIG* John S. Rodewig		Director	April 2, 2003

/s/ DAVID Y. YING* David Y. Ying		Director	April 2, 2003

*By:	/s/ PATRICK CAULEY Patrick Cauley	Attorney-in-fact	April 2, 2003

CERTIFICATIONS

I, Curtis J. Clawson, certify that:

      1. I have reviewed this annual report on Form 10-K of Hayes Lemmerz International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CURTIS J. CLAWSON

Curtis J. Clawson
Chairman of the Board,
President and Chief Executive Officer

Date: April 2, 2003

I, James A. Yost, certify that:

      1. I have reviewed this annual report on Form 10-K of Hayes Lemmerz International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES A. YOST

James A. Yost
Vice President, Finance, and Chief Financial Officer

Date: April 2, 2003

HAYES LEMMERZ INTERNATIONAL, INC.

(Debtor-in-Possession as of December 5, 2001)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Hayes Lemmerz International, Inc.:

      We have audited the accompanying consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended January 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1), on December 5, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This matter raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note (1). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Notes (2) and (6), effective February 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Detroit, Michigan

March 31, 2003

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2003	2002	2001

	(Millions of dollars,
	except per share amounts)
Net sales	$2,001.6	$2,039.1	$2,168.2
Cost of goods sold	1,793.9	1,907.4	1,911.6

Gross profit	207.7	131.7	256.6
Marketing, general and administration	103.1	100.5	100.1
Engineering and product development	20.4	21.8	16.6
Amortization of intangible assets	3.3	26.4	27.4
Equity in losses of joint ventures	—	0.9	4.4
Asset impairments and other restructuring charges	43.5	141.6	127.7
Loss on investment in joint venture	—	3.8	1.5
Other income, net	(6.8)	(0.5)	(10.7)
Reorganization items	44.5	47.8	—

Loss from operations	(0.3)	(210.6)	(10.4)
Interest expense, net (excluding $117.6 million and $18.7 million not accrued on liabilities subject to compromise during the years ended January 31, 2003 and 2002, respectively)	72.7	175.2	163.5

Loss before taxes on income, minority interest, cumulative effect of change in accounting principle and extraordinary gain	(73.0)	(385.8)	(173.9)
Income tax provision	3.6	10.3	9.7

Loss before minority interest, cumulative effect of change in accounting principle and extraordinary gain	(76.6)	(396.1)	(183.6)
Minority interest	3.5	3.3	2.6

Loss before cumulative effect of change in accounting principle and extraordinary gain	(80.1)	(399.4)	(186.2)
Cumulative effect of change in accounting principle, net of tax of $0	(554.4)	—	—
Extraordinary gain, net of tax of $1.5 million	—	2.7	—

Net loss	$(634.5)	$(396.7)	$(186.2)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle and extraordinary gain	$(2.81)	$(14.03)	$(6.24)
Cumulative effect of change in accounting principle, net of tax	(19.49)	—	—
Extraordinary gain, net of tax	—	0.09	—

Basic and diluted net loss per share	$(22.30)	$(13.94)	$(6.24)

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2003	2002

	(Millions of dollars,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$66.1	$45.2
Receivables net of allowance of $7.2 million at January 31, 2003 and $5.9 million at January 31, 2002	276.6	266.2
Inventories	176.6	155.2
Deferred tax assets	7.2	16.2
Prepaid expenses and other	18.4	20.1
Assets held for sale	6.9	4.2

Total current assets	551.8	507.1
Property, plant and equipment, net	951.2	962.8
Deferred tax assets	7.7	14.9
Goodwill	191.3	705.6
Intangible assets	102.6	108.1
Other assets	42.0	59.6

Total assets	$1,846.6	$2,358.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
DIP facility	$49.9	$—
Bank borrowings and other notes	15.8	25.1
Current portion of long-term debt	40.1	17.1
Accounts payable and accrued liabilities	268.7	247.4

Total current liabilities	374.5	289.6
Long-term debt, net of current portion	61.9	91.7
Deferred tax liabilities	53.2	55.0
Pension and other long-term liabilities	281.2	249.0
Minority interest	16.4	11.8
Liabilities subject to compromise	2,133.8	2,121.0
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.01 per share:
Voting — 99,000,000 shares authorized; 27,708,419 shares issued at January 31, 2003 and 2002; 25,806,969 shares outstanding at January 31, 2003 and 2002	0.3	0.3
Nonvoting — 5,000,000 shares authorized; 2,649,026 shares issued and outstanding at January 31, 2003 and 2002	—	—
Additional paid in capital	235.1	235.1
Common stock in treasury at cost, 1,901,450 shares	(25.7)	(25.7)
Accumulated deficit	(1,176.9)	(542.4)
Accumulated other comprehensive loss	(107.2)	(127.3)

Total stockholders’ deficit	(1,074.4)	(460.0)

Total liabilities and stockholders’ deficit	$1,846.6	$2,358.1

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
Years Ended January 31, 2003, 2002, 2001

						Accumulated
	Common Stock				Retained	Other
			Additional		Earnings	Comprehensive
		Par	Paid-in	Treasury	(Accumulated	Income
	Shares	Value	Capital	Stock	Deficit)	(Loss)	Total

	(Millions of dollars, except share amounts)
Balance at January 31, 2000	30,354,045	$0.3	$231.4	$—	$40.5	$(81.5)	$190.7
Net loss	—	—	—	—	(186.2)	—	(186.2)
Currency translation adjustment	—	—	—	—	—	(4.1)	(4.1)
Minimum pension liability adjustment	—	—	—	—	—	(0.2)	(0.2)

Comprehensive loss							(190.5)
Issuance of common stock	500	—	—	—	—	—	—
Exercise of options	2,400	—	—	—	—	—	—
Purchase of treasury stock	(1,757,700)	—	—	(23.7)	—	—	(23.7)
Settlement of common stock subject to put agreement	(143,750)	—	3.7	(2.0)	—	—	1.7

Balance at January 31, 2001	28,455,495	0.3	235.1	(25.7)	(145.7)	(85.8)	(21.8)
Net loss	—	—	—	—	(396.7)	—	(396.7)
Currency translation adjustment	—	—	—	—	—	(6.1)	(6.1)
Minimum pension liability adjustment	—	—	—	—	—	(35.4)	(35.4)

Comprehensive loss							(438.2)
Issuance of common stock	500	—	—	—	—	—	—

Balance at January 31, 2002	28,455,995	0.3	235.1	(25.7)	(542.4)	(127.3)	(460.0)
Net loss	—	—	—	—	(634.5)	—	(634.5)
Currency translation adjustment	—	—	—	—	—	47.5	47.5
Minimum pension liability adjustment	—	—	—	—	—	(27.4)	(27.4)

Comprehensive loss							(614.4)

Balance at January 31, 2003	28,455,995	$0.3	$235.1	$(25.7)	$(1,176.9)	$(107.2)	$(1,074.4)

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2003	2002	2001

	(Millions of dollars)
Cash flows from operating activities:
Net loss	$(634.5)	$(396.7)	$(186.2)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation and tooling amortization	128.7	130.0	124.7
Amortization of intangibles	3.3	26.4	27.4
Amortization of deferred financing fees	5.9	7.4	6.5
Increase (decrease) in deferred taxes	14.4	(1.4)	23.4
Asset impairments and other restructuring charges	43.5	141.6	127.7
Loss on investment in joint venture	—	3.8	1.5
Minority interest	3.5	3.3	2.6
Equity in (earnings) losses of joint ventures	—	0.9	4.4
Cumulative effect of change in accounting principle	554.4	—	—
Extraordinary gain	—	(2.7)	—
Loss (gain) on disposal of assets and businesses	(0.5)	7.2	—
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(1.0)	41.7	10.8
Inventories	(16.5)	56.7	(28.2)
Prepaid expenses and other	2.4	(3.6)	(8.3)
Accounts payable and accrued liabilities	(25.7)	(63.1)	(113.1)
Chapter 11 items:
Reorganization items	44.5	47.8	—
Interest Accrued on Credit Agreement	54.6	8.7	—
Payments related to Chapter 11 Filings	(81.7)	(5.3)	—

Cash provided by (used for) operating activities	95.3	2.7	(6.8)

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(106.8)	(147.0)	(175.2)
Increased investment in majority-owned subsidiary	—	—	(7.2)
Purchase of businesses, net of cash acquired	(7.2)	—	(6.4)
Net proceeds from termination of cross-currency swap agreements	—	10.1	26.4
Proceeds from disposal of assets and businesses	9.6	20.5	—
Other, net	10.4	(14.7)	(9.5)

Cash used for investing activities	(94.0)	(131.1)	(171.9)

Cash flows from financing activities:
Proceeds from borrowings under DIP facility	48.9	1.0	—
Increase (decrease) in bank borrowings and revolving facility	(34.4)	238.5	272.4
Proceeds from refinancing, net of related fees	—	435.4	—
Repayment of bank borrowings and revolving facility from refinancing	—	(381.3)	—
Repayment of long-term debt from refinancing	—	(36.6)	—
Net proceeds from payments on accounts receivable securitization	—	(71.6)	(91.4)
Purchase of treasury stock	—	—	(25.7)
Fees to obtain DIP facility	—	(7.9)	—
Fees to amend Credit Agreement	—	(2.7)	—

Cash provided by financing activities	14.5	174.8	155.3

Effect of exchange rate changes on cash and cash equivalents	5.1	(1.2)	(2.5)

Increase (decrease) in cash and cash equivalents	20.9	45.2	(25.9)
Cash and cash equivalents at beginning of year	45.2	—	25.9

Cash and cash equivalents at end of year	$66.1	$45.2	$—

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended January 31, 2003, 2002 and 2001

(1) Description of Business and Chapter 11 Filings

Description of Business

      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries and references to fiscal year means the Company’s year ended January 31 of the following year (e.g., “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003, “fiscal 2001” refers to the period beginning February 1, 2001 and ending January 31, 2002 and “fiscal 2000” refers to the period beginning February 1, 2000 and ending January 31, 2001).

      The Company is a leading supplier of wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. In addition, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components and aluminum non-structural components for the automotive, commercial highway, heating and general equipment industries. Approximately 52% of the Company’s fiscal 2002 total sales consisted of sales to Ford, DaimlerChrysler and General Motors on a worldwide basis.

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

      Pursuant to an order entered by the Bankruptcy Court on January 10, 2003, the period during which the Company has the exclusive right to propose a plan of reorganization has been extended to April 15, 2003. On December 16, 2002, the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court. On February 21, 2003, the Debtors filed a first amended joint plan of reorganization and is currently in the process of soliciting votes to approve such plan. The deadline established by the Bankruptcy Court to vote on the Plan was March 28, 2003, which was extended until April 4, 2003. There can, however, be no assurance that the Debtors’ first amended plan of reorganization or any plan will be approved by creditors authorized to vote thereon or confirmed by the Bankruptcy Court, or that any such plan ultimately will be consummated.

      The Debtors’ proposed first amended plan of reorganization provides that the existing common stock of the Company would be cancelled and that certain creditors of the Company would be issued new common stock, new preferred stock and new warrants in the reorganized Company. Although there can be no assurance that the first amended plan of reorganization proposed by the Debtors will be confirmed by the Bankruptcy Court or consummated, holders of common stock of the Company should assume that they would receive no value as part of any plan of reorganization. In light of the foregoing, the common stock currently outstanding has no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in common stock of the Company or in claims relating to pre-petition liabilities and/or other securities of the Company.

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

      In addition to the first amended plan of reorganization filed, the Company filed a disclosure statement with respect thereto intended to provide information sufficient to enable holders of claims or interests to make an informed judgment about the plan. The disclosure statement set forth, among other things, the Company’s proposed plan of reorganization, proposed distributions that would be made to the Company’s stakeholders under the proposed plan, certain effects of confirmation of the plan, and various risk factors associated with the plan and confirmation thereof. It also contains information regarding, among other matters, significant events

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that occurred during the Company’s Chapter 11 proceedings, the anticipated organization, operation and financing of the reorganized Company, as well as the confirmation process and the voting procedures holders of claims and/or interests must follow for their votes to be counted.

      Although the first amended plan of reorganization filed by the Debtors provides for emergence from bankruptcy during the second quarter of fiscal 2003, there can be no assurance that such a reorganization plan will be confirmed by the Court, or that any such plan will be consummated in that time period or at any later time. Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders.

      Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”), the accounting for the effects of the reorganization will occur once a plan of reorganization is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of the plan. The “fresh start” accounting principles pursuant to SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the equity of the reorganized Company as of a date selected for financial reporting purposes. The accompanying consolidated financial statements do not reflect: (a) the requirements of SOP 90-7 for fresh start accounting, (b) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (c) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (d) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan of reorganization; or (e) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of future actions by the Bankruptcy Court.

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

      The maximum possible aggregate amount of Retention Bonus is approximately $8.5 million and is payable in cash upon the consummation of the restructuring. Pursuant to plan provisions, thirty-five percent, or approximately $3.0 million, of such Retention Bonus was paid on October 1, 2002. The maximum possible aggregate amount of any Restructuring Performance Bonus is $37.5 million and will be payable as soon as reasonably practicable after the consummation of the restructuring. Up to 70% of the amount by which a Restructuring Performance Bonus exceeds a participant’s Retention Bonus may be paid in restricted shares or units of any common stock of the Company that is issued as part of a confirmed plan of reorganization in connection with the restructuring, if the Company’s Board of Directors elects, within the time period specified in the plan. The amount of any Restructuring Performance Bonus to be earned is not currently estimable and will not be determined until confirmation of a plan or plans of reorganization.

      As of January 31, 2003, there were $49.9 million of outstanding borrowings and $7.2 million in letters of credit issued pursuant to the Company’s Debtor-In-Possession revolving credit facility (the “DIP Facility”). As of March 28, 2003, there were $55.0 million of outstanding borrowings and $5.0 million in letters of credit issued pursuant to the DIP Facility. The amount of availability under the DIP Facility as of March 28, 2003 was $59.5 million, net of the aforementioned borrowings and issued letters of credit. (See Note (10).)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reorganization items as reported in the fiscal 2002 and 2001 consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. During fiscal 2002 and 2001, respectively, reorganization items were as follows (millions of dollars):

	2002	2001

Write-off of deferred financing costs related to prepetition domestic borrowings	$—	$38.9
Critical employee retention plan provision	7.3	—
Estimated accrued liability for rejected prepetition leases and contracts	10.7	—
Professional fees related to the Filing	28.3	9.0
Gain on settlement of prepetition liabilities	(1.5)	—
Interest earned during Chapter 11 reorganization proceedings	(0.3)	(0.1)

Total	$44.5	$47.8

      Cash payments with respect to such reorganization items consisted of $25.4 million of professional fees and $3.0 million of Retention Bonus during fiscal 2002, and $5.3 million of professional fees in fiscal 2001.

      The condensed financial statements of the Debtors are presented in Note (19).

(2)	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

      As discussed in Note (1), the Company filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2001. The accompanying consolidated financial statements have been prepared in accordance with SOP 90-7, and on a going concern basis. Continuing as a going concern contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. The accompanying consolidated financial statements do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company’s recent history of significant losses, deficit in stockholders’ equity and issues related to non-compliance with debt covenants, raise substantial doubt about the Company’s ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the Company’s formulation of a plan of reorganization that is confirmed by the Bankruptcy Court, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations. SOP 90-7 requires the segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization of the Company.

Summary of Significant Accounting Policies

      A summary of the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s investments in joint ventures are accounted for under the equity method. Financial position

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and results of operations for these joint venture entities as of, and for the twelve months ended January 31, 2003, 2002 and 2001, respectively, were not material to the consolidated financial statements of the Company. Balance sheet amounts for the Company’s international subsidiaries are as of December 31. The results of operations of the Company’s international subsidiaries included in the consolidated statements of operations are for the twelve month period ended December 31.

Revenue Recognition

      The Company recognizes revenue, net of estimated pricing adjustments, when there is evidence of a sale agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured.

Accounts Receivable

      Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in existing accounts receivable.

      Changes in the allowance for doubtful accounts are as follows (millions of dollars);

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2003	2002	2001

Balance at beginning of year	$5.9	$8.5	$6.3
Additions charged to costs and expenses	2.1	7.7	4.3
Deductions	(0.8)	(10.3)	(2.1)

Balance at end of year	$7.2	$5.9	$8.5

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

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis at rates which are designed to write off the assets over their estimated useful lives, principally as follows:

Buildings	25 years
Machinery and equipment	8-12 years

      Expenditures for maintenance, repairs and minor replacements of $85.6 million, $86.2 million and $91.7 million for the years ended January 31, 2003, 2002 and 2001, respectively, were charged to expense as incurred.

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

Intangibles

      On February 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets must be tested for impairment annually. Other definite-lived intangible assets continue to be amortized over their estimated lives. (See Note (6).)

Impairment of Long-lived Assets

      In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets,” the Company reviews the carrying value of long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell, and are no longer depreciated. (See Notes (6) and (13).)

Research and Development Costs

      Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 2003, 2002 and 2001, were approximately $7.1 million, $10.5 million and $14.3 million, respectively.

Financial Instruments

      The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank borrowings, variable rate long-term debt, and other liabilities approximate market value, as interest rates vary with market rates. The fair value of fixed-rate debt is discussed in Note (10).

      In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. Futures contracts and purchase commitments are entered into by the Company, from time to time, to hedge its exposure to future increases in aluminum prices that may occur between the dates of aluminum wheel price adjustments. Outstanding contracts represent future commitments and are not included in the consolidated balance sheet. Substantially all of such contracts mature within a period of three months to six months. Gains or losses resulting from the liquidation of futures contracts are recognized in the income statement currently as part of cost of goods sold.

      On February 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” The adoption of these standards did not have a material impact on the Company’s financial position or results of operations.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has significant investments in foreign subsidiaries. The majority of these investments are in Europe wherein the Euro is the functional currency. As a result, the Company is exposed to fluctuations in exchange rates between the Euro and the U.S. Dollar. To reduce this exposure, the Company entered into cross-currency interest rate swap agreements. At January 31, 2001, the Company held $275 million notional amount of cross-currency interest rate swaps, which are recorded in the accompanying consolidated balance sheet at fair value of approximately $0.4 million. The fair value of the Company’s cross-currency interest rate swaps is the estimated amount the Company would receive or pay to terminate the agreement based on third party market quotes. During fiscal 2001, the Company received net cash in the amount of $10.1 million in connection with the early termination of all cross-currency interest rate swap agreements. These payments reduced the fair market value recorded by the Company resulting from accounting for mark-to-market adjustments during the terms of the agreements. The Company held no cross-currency interest rate swaps at January 31, 2003 or 2002.

      The Company records the gain or loss on the derivative financial instruments designated as hedges of the foreign currency exposure of its net investment in foreign operations as currency translation adjustments in accumulated other comprehensive loss to the extent the hedges are effective. The gain or loss on the hedging instruments offset the change in currency translation adjustments resulting from translating the foreign operations’ financial statements from their respective functional currency to the Dollar. In fiscal 2001, the Company recorded a loss of $7.5 million on the instruments designated as hedges in accumulated other comprehensive loss. As these derivative financial instruments were accounted for as qualifying hedges prior to adoption of SFAS No. 133, no transition adjustment was recorded at the date of adoption. During fiscal 2002, the Company held no derivative financial instruments.

Foreign Currency Translation

      Translation of assets and liabilities of subsidiaries denominated in foreign currencies are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive loss section of Stockholders’ Equity (Deficit). Foreign currency gains and losses resulting from transactions in foreign currencies are included in results of operations.

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

Statements of Cash Flows

      For purposes of reporting cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The following is additional information to the Consolidated Statements of Cash Flows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2003	2002	2001

Cash paid for interest, excluding adequate protection payments in fiscal 2002 (See Note (10))	$12.5	$113.2	$171.2
Cash paid for income taxes, net of refunds received	4.3	11.9	15.7
Non-cash investing and financing activity:
Note issued to purchase business	2.0	—	—
Note issued to repurchase stock	—	—	5.3

Loss per Share

      Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants, so long as they are not anti-dilutive.

      Shares outstanding for the years ended January 31, 2003, 2002 and 2001, were as follows (thousands of shares):

	2003	2002	2001

Weighted average shares outstanding	28,456	28,456	29,585
Dilutive effect of options and warrants	—	—	—

Diluted weighted average shares outstanding	28,456	28,456	29,585

      For the year ending January 31, 2003, approximately 4.6 million shares attributable to options and warrants were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss reflected in fiscal 2002. For the years ending January 31, 2002 and 2001, approximately 5.8 million shares attributable to options and warrants were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss reflected in fiscals 2001 and 2000.

      During fiscal 2000, a put agreement on the Company’s common stock was settled for $1.7 million less than the amount originally recorded. For purposes of computing loss per share, this $1.7 million is included as an offset in calculating the net loss available for common shareholders in fiscal 2000.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of accumulated other comprehensive loss were as follows (millions of dollars):

	January 31,	January 31,
	2003	2002

Currency translation adjustment	$(44.4)	$(91.9)
Minimum pension liability adjustment, net of income tax of zero	(62.8)	(35.4)

Total	$(107.2)	$(127.3)

Stock-Based Compensation

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company follows the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and discloses pro forma net income (loss) and pro forma earnings (loss) per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS No. 123.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

      If compensation cost had been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts below:

	2002	2001	2000

Net loss:
As reported	$(634.5)	$(396.7)	$(186.2)
Pro forma	(634.5)	(397.2)	(188.5)
Basis and diluted loss per share:
As reported	$(22.30)	$(13.94)	$(6.24)
Pro forma	(22.30)	(13.96)	(6.32)

      No stock options were granted in fiscal 2002. The fair value of stock options granted in fiscal 2001 and fiscal 2000 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

	2001	2000

Weighted average fair value	$1.15	$6.69
Expected volatility	42.0%	41.0%
Risk free interest rate	4.9%	4.9%
Expected lives (years)	7.0	7.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Dividend yield for all grants was assumed to be insignificant.

     Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

      Generally assets and liabilities which are subject to management’s estimation and judgment include long-lived assets (due to the use of estimated economic lives for depreciation purposes and future expected cash flow information used to evaluate the recoverability of the long-lived assets), inventory, accounts receivable, deferred tax asset valuation reserves, pension and post retirement costs, restructuring reserves, self insurance accruals and environmental remediation accruals.

     Asset impairment losses and other restructuring charges

      The Company’s consolidated statements of operations reflect an element of operating expenses described as asset impairment losses and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its tangible and definite-lived intangible assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the tangible and definite-lived intangible assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as asset impairment losses or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the accompanying consolidated statements of operations.

      A number of decisions have occurred or other factors have indicated that these types of charges are required to be currently recognized (see Note (13)). During the Company’s reorganization, there can be no assurance that there will not be additional charges based on future events and that the additional charges would not have a materially adverse impact on the Company’s financial position and results of operations.

     Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

(3)	Acquisitions and Divestitures of Businesses

      During fiscal 2002, the Company received $6.6 million in net cash proceeds from the sale of certain non-core businesses, primarily the sale of the Company’s Brazilian agricultural wheel business, the Schenk aluminum foundry located in Maulbronn, Germany and the Company’s interest in a Portuguese fabricated wheel joint venture. In connection with those sales, the Company recognized a net loss of $0.4 million, which is included in Other income, net on the accompanying consolidated statement of operations. During fiscal 2002, the Company paid $5.1 million for the remaining 24% interest in its South African subsidiary, NF Die (Proprietary) Ltd., an aluminum wheel manufacturer, and $2.1 million in cash and an additional $2.0 million note payable for the facility and assets of a foundry in Chattanooga, Tennessee.

      During fiscal 2001, the Company sold its interests in its Canadian joint venture, its Venezuelan joint venture and its tire and wheel assembly business for net cash proceeds of $20.5 million. In connection with

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those sales, the Company recognized a net loss of $7.2 million, which is included in Other income, net, on the accompanying consolidated statement of operations.

      In fiscal 2000, the Company acquired the assets of the Schenk aluminum foundry. The purchase price for land, building, equipment and inventory was $6.4 million in cash. Also in fiscal 2000, the Company purchased an additional 25% interest in NF Die (Proprietary) Ltd. The purchase price of $7.2 million in cash increased the Company’s interest in NF Die at that time from 51% to 76%.

(4)	Inventories

      The major classes of inventory are as follows (millions of dollars):

	January 31,	January 31,
	2003	2002

Raw materials	$48.3	$38.7
Work-in-process	36.5	39.2
Finished goods	56.2	41.4
Spare parts and supplies	35.6	35.9

Total	$176.6	$155.2

(5)	Property, Plant and Equipment

      The major classes of property, plant and equipment are as follows (millions of dollars):

	January 31,	January 31,
	2003	2002

Land	$30.4	$29.3
Buildings	256.0	238.6
Machinery and equipment	1,134.5	1,063.3

	1,420.9	1,331.2
Accumulated depreciation	(469.7)	(368.4)

Property, plant and equipment, net	$951.2	$962.8

(6)	Goodwill and Other Intangible Assets

      Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment annually, rather than amortized into earnings. Any impairment to the amount of goodwill existing at the date of adoption is to be recognized as a cumulative effect of a change in accounting principle on that date.

      Upon adoption, the Company discontinued amortizing goodwill and indefinite-lived intangible assets into earnings. In connection with the transitional provisions of the Statement, the Company performed an assessment of whether there was an indication that goodwill was impaired as of the adoption date. To accomplish this, the Company determined the carrying value of each of its reporting units (i.e., one step below the segment level) by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting units on February 1, 2002. As of that date, the Company had unamortized goodwill and other indefinite-lived intangibles of approximately $758.7 million that were subject to the transition provisions of SFAS No. 142. The Company determined the fair value of each reporting unit and compared those fair values

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the carrying values of each reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit indicating that goodwill may be impaired, the Company performed the second step of the transitional impairment test. This test was required for five reporting units.

      In the second step, the Company compared the implied fair value of the reporting units goodwill with the carrying value of that goodwill, both of which were measured at the adoption date. The implied fair value of goodwill was determined by allocating the fair value of the reporting units to all of the assets (both recognized and unrecognized) and liabilities of the reporting units in a similar manner to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation was the implied fair value of the reporting units’ goodwill. The carrying amounts of these reporting units exceeded the fair values, and the Company recorded an impairment charge of $554.4 million as of February 1, 2002 as a cumulative effect of a change in accounting principle as described above.

      Upon adoption of SFAS No. 142, the Company also made necessary reclassifications to conform with the new classification criteria in SFAS No. 141. Workforce-in-place no longer meets the definitions of an identifiable intangible asset under SFAS No. 141, and as a result, the net balance of workforce-in-place of $13.1 million has been reclassified to goodwill as of February 1, 2002.

      The changes in the carrying amount of goodwill, net by segment during fiscal 2002 were as follows (millions of dollars):

	Automotive
	Wheels	Components	Other	Total

Balance as of January 31, 2002.	$288.6	$332.5	$84.5	$705.6
Reclassification of workforce-in-place	2.8	10.3	—	13.1
Transitional impairment charge	(127.1)	(342.8)	(84.5)	(554.4)
Goodwill acquired during year	7.5	—	1.7	9.2
Goodwill written off due to sale of business	(3.2)	—	—	(3.2)
Effects of currency translation	21.0	—	—	21.0

Balance as of January 31, 2003.	$189.6	$—	$1.7	$191.3

      Intangible assets consist of the following (million of dollars):

	January 31. 2003		January 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer base	$26.5	$(4.0)	$22.2	$(3.3)
Licenses	13.4	(2.4)	13.4	(1.7)
Unpatented technology	33.5	(8.8)	30.4	(6.9)
Workforce-in-place	—	—	17.2	(4.1)
Other	1.9	(1.0)	1.8	(0.9)

	$75.3	$(16.2)	$85.0	$(16.9)

Non amortized intangible assets:
Tradenames	$43.5		$40.0

      Amortization expense for fiscal 2002, 2001 and 2000 was $3.3 million, $26.4 million and $27.4 million, respectively. Under its historical accounting for these assets, the Company expects amortization expense to approximate $3 million in each of the next five fiscal years.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents adjusted net loss on a comparable basis, by eliminating goodwill amortization from the reported amounts of net loss for the years ended January 31, 2002 and 2001 (in millions, except per share amounts):

	Year Ended January 31,

	2003	2002	2001

Reported net loss	$(634.5)	$(396.7)	$(186.2)
Eliminate goodwill amortization	—	23.2	24.1

Adjusted net loss	$(634.5)	$(373.5)	$(162.1)

Basic and diluted loss per share:
Reported net loss	$(22.30)	$(13.94)	$(6.24)
Eliminate goodwill amortization	—	0.82	0.81

Adjusted net loss	$(22.30)	$(13.12)	$(5.43)

(7)	Other Assets

      Other assets consists of the following (millions of dollars):

	January 31,	January 31,
	2003	2002

Production tooling	$27.6	$26.3
Unamortized debt issuance costs	1.6	7.2
Investments in joint ventures	4.8	5.0
Other	8.0	21.1

Total	$42.0	$59.6

(8)	Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities exclude any amounts that are classified as liabilities subject to compromise (see Note (11)), and consist of the following (millions of dollars):

	January 31,	January 31,
	2003	2002

Accounts payable	$136.7	$114.9
Employee costs	75.1	48.8
Other accrued liabilities	56.9	83.7

Total	$268.7	$247.4

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Taxes on Income

      The components of pre-tax income (loss), including extraordinary items, are as follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2003	2002	2001

United States	$(137.1)	$(405.0)	$(209.8)
Foreign	64.1	19.2	35.9

	$(73.0)	$(385.8)	$(173.9)

      The (benefit) provision for taxes on income is summarized as follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2003	2002	2001

Current:
Federal and State	$(11.9)	$2.4	$2.0
Foreign	1.1	10.8	10.5

	(10.8)	13.2	12.5
Deferred:
Federal and State	—	—	(6.2)
Foreign	14.4	(1.4)	3.4

	14.4	(1.4)	(2.8)

Taxes on income	3.6	11.8	9.7
Extraordinary items (see Note (10))	—	1.5	—

Taxes on income excluding extraordinary items	$3.6	$10.3	$9.7

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of taxes computed at the United States Federal statutory 35% rate to the actual provision for taxes on income follows (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2003	2002	2001

Federal taxes computed at statutory rate	$(25.6)	$(135.0)	$(60.9)
Increase (decrease) resulting from:
State taxes (benefits)	(5.8)	(11.2)	(3.9)
Tax benefit from net operating loss and various tax credit carryforwards	(14.3)	—	(2.9)
Effective tax rate differential on earnings of consolidated foreign affiliates	(3.7)	2.7	(3.7)
Permanent differences relating to reorganization activities	(26.0)	8.8	11.6
Change in valuation allowance	81.6	141.3	71.6
All other items	(2.6)	3.7	(2.1)

Income tax expense	$3.6	$10.3	$9.7

      Deferred tax assets (liabilities) result from differences in the bases of assets and liabilities for tax and financial statement purposes. The cumulative tax effect of the major items follows (millions of dollars):

	January 31,	January 31,
	2003	2002

Deferred tax assets attributable to:
Nondeductible accrued liabilities	$50.7	$55.2
Net operating loss and tax credit carry forwards	329.4	263.2
Pension	31.1	7.3
Inventory	11.1	13.5
Other	19.9	5.8

Total gross deferred tax assets	442.2	345.0
Less valuation allowance	(336.6)	(232.6)

Net deferred tax assets	105.6	112.4
Deferred tax liabilities attributable to:
Fixed assets, principally due to differences in depreciation	(109.9)	(99.4)
Intangibles	(20.0)	(20.0)
Other	(14.0)	(16.9)

Total gross deferred tax liabilities	(143.9)	(136.3)

Net deferred tax liabilities	$(38.3)	$(23.9)

      The Company has domestic operating loss carryforwards of approximately $689.4 million expiring in years 2005 through 2023, foreign net operating loss carryforwards of approximately $153.2 million which may be carried forward indefinitely, general business tax credit carryforwards of approximately $2.3 million expiring in years 2003 through 2022, and alternative minimum tax credit carryforwards of approximately $7.9 million which do not expire. The carryforwards are based upon tax returns as currently filed or as

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated to be filed and are subject to change based upon the Company’s detailed analysis for tax purposes. The Company’s tax returns are subject to periodic audit by the various jurisdictions in which it operates. These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the NOL’s, which are available to offset future taxable income. Implementation of a plan or plans of reorganization under Chapter 11 is expected to reduce the availability of some or all of the Company’s net operating loss carryforwards and other tax attributes, and is expected to impact the tax basis of long-lived assets.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at January 31, 2003 to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations.

      As a result of management’s assessment, a valuation allowance of $336.6 million and $232.6 million was recorded at January 31, 2003 and 2002, respectively. The Company increased the valuation allowance in fiscal 2002 and fiscal 2001 by $104.0 million and $141.3 million, respectively. Of the increase in the valuation allowance in fiscal 2002, $22.4 million was applied to reduce to zero the tax benefit related to the other comprehensive loss associated with the minimum pension liability.

(10) Bank Borrowings, Other Notes and Long-Term Debt

      Bank borrowings and other notes of $15.8 million and $25.3 million at January 31, 2003 and 2002, respectively, consist of short-term notes of the Company’s foreign subsidiaries which bear interest at rates ranging from 2.25% to 10.75%, and a $2.0 million note issued in conjunction with the purchase of the Company’s Wheland foundry. (See Note (3).) This note was subsequently repaid on March 7, 2003.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-term debt consists of the following (millions of dollars):

	January 31,	January 31,
	2003	2002

DIP Facility	$49.9	$1.0
Bank term loan facility maturing February 3, 2005, weighted average interest rates of 8.4% and 7.0% at January 31, 2003 and 2002	176.8	176.8
Bank revolving credit facility maturing through 2005, weighted average interest rates of 6.9% and 8.4% at January 31, 2003 and 2002	573.8	572.1
Various foreign bank and government loans maturing through 2006, weighted average interest rates of 6.1% and 6.0% at January 31, 2003 and 2002	91.3	97.0
8 1/4% Senior Subordinated Notes due 2008	224.3	224.3
9 1/8% Senior Subordinated Notes due 2007	389.1	389.1
11% Senior Subordinated Notes due 2006	239.4	239.4
11 7/8% Senior Notes due 2006	300.0	300.0
Capital lease obligations	10.7	10.8

	2,055.3	2,010.5
Less current portion of DIP facility	49.9	—
Less current portion not subject to compromise	40.1	17.1
Less liabilities subject to compromise	1,903.4	1,901.7

Long-term debt	$61.9	$91.7

      As of January 31, 2003, there were $ 105.1 million in outstanding borrowings under various foreign bank credit facilities. A portion of those credit facilities require compensating balance arrangements. In addition, the Company maintains cash deposits at certain locations in order to assure the continuation of vendor trade terms. As of January 31, 2003, the total amount of cash deposits maintained for these purposes was approximately $10.9 million.

     DIP Facility

      On December 17, 2001, the Company entered into a Revolving Credit and Guaranty Agreement among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders as parties thereto, CIBC World Markets Corp., as lead arranger, Bank of America, N.A. and Salomon Smith Barney, Inc., as syndication agents, and Canadian Imperial Bank of Commerce, as administrative agent for the lenders (the “DIP Agreement”). Pursuant to the DIP Agreement, the Company has access to a revolving credit facility (the “DIP Facility”) not to exceed $200 million with a sub-limit of $15 million for letters of credit. The Company received Bankruptcy Court approval for the DIP Agreement on December 21, 2001 (on an interim basis) and on January 28, 2002 (on a final basis). The DIP Facility is scheduled to terminate on the earlier of (a) the date of the substantial consummation of a Plan of Reorganization and (b) June 5, 2003 (eighteen months after the date of the Chapter 11 Filings discussed in Note (1)).

      On January 15, 2002, the Company and the initial lenders under the DIP Agreement entered into a First Amendment to the DIP Agreement. This First Amendment finalized the terms of the borrowing base formula of eligible assets which is used to calculate the amounts which the Company is able to borrow under the DIP Facility. As of January 31, 2003, there were $49.9 million of outstanding borrowings and $7.2 million in letters of credit issued pursuant to the Company’s DIP Facility. As of March 28, 2003, there were $55.0 million of outstanding borrowings and $5.0 million in letters of credit issued pursuant to the DIP Facility. The amount

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available under the facility as of March 28, 2003, after taking into account the aforementioned borrowings and letters of credit, was $59.5 million.

      The DIP Facility provides for the postpetition cash payment at certain intervals of interest and fees accrued at the filing date and accruing postpetition under the Company’s prepetition credit agreements, if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries. During fiscal 2002, payments totaling $39.0 million were made for a portion of accrued interest and fees with respect to this provision.

      The DIP Agreement originally provided that the Debtors would be in default thereunder if they failed to (i) file a plan of reorganization and disclosure statement with the Bankruptcy Court within two hundred seventy (270) days after the Petition Date, or (ii) receive Bankruptcy Court approval of a disclosure statement within thirteen (13) months after the Petition Date. In connection with the Bankruptcy Court’s second extension of the exclusive periods under 11 U.S.C. § 1121(d), on August 6, 2002, the Debtors and the DIP Lenders entered into a Second Amendment of the DIP Agreement, which became effective on August 19, 2002. The Second Amendment provided that the Debtors shall be in default of the DIP Agreement if they failed to (i) file a plan of reorganization and disclosure statement with the Bankruptcy Court on or before December 16, 2002, or (ii) receive Bankruptcy Court approval of a disclosure statement on or before January 16, 2003.

      During the third quarter of fiscal 2002, the Company and the lenders to the DIP Agreement discovered that the applicable period(s) during which certain liquidity and earnings tests thereunder are measured had not been properly memorialized therein and the parties’ intentions were frustrated thereby. Accordingly, on December 4, 2002, the Bankruptcy Court granted authority to the Debtors and the lenders to enter into a Third Amendment of the DIP Agreement to correct the measurement period definition. As modified by the Third Amendment, the DIP Agreement allowed the Company to make a $13.8 million payment, which is included in the aforementioned $39.0 million, that was previously prohibited under the DIP Agreement.

      On December 24, 2002, the Debtors and the DIP Lenders entered into the Fourth Amendment to the DIP Agreement. The Fourth Amendment provides that the Debtors shall be in default of the DIP Agreement if the Debtors fail to receive Bankruptcy Court approval of a disclosure statement on or before February 7, 2003 or a later date as determined by the DIP Agent, in its sole discretion, provided that such later date as determined by the DIP Agent cannot occur after March 11, 2003. In accordance with Section 7.01(p) of the DIP Agreement, on February 7, 2003, the DIP Agent agreed to extend the deadline for the Debtors to receive Bankruptcy Court approval of the Disclosure Statement from February 7, 2003 to February 28, 2003. The Bankruptcy Court approved the Company’s Disclosure Statement on February 20, 2003. In addition, the Fourth Amendment provided a waiver for the Debtors to effect a reorganization of non-Debtor German Subsidiaries in response to a proposed change in German tax laws.

      Proceeds of loans made under the DIP Facility have been and will be used for working capital and other general corporate purposes of the Company and its subsidiaries, generally as set forth in the Company’s budget and otherwise as permitted under the DIP Agreement and approved by the Bankruptcy Court. The DIP Agreement permits the Company to make loans to, and obtain letters of credit under the DIP Facility to support the operations or obligations of, its foreign subsidiaries in Germany and Mexico, in an aggregate principal amount not to exceed $20 million at any one time outstanding, to fund capital expenditures, required joint venture obligations, rebate exposure of such foreign subsidiaries or costs incurred in connection with plant closures, restructuring or the sale or termination of businesses of foreign subsidiaries in Germany. Such loans may be funded either from the Company’s operations or from borrowings under the DIP Facility.

      Beginning January 31, 2002, the DIP Facility requires compliance with monthly minimum consolidated and domestic EBITDA tests (as defined in the DIP Agreement) and limits on capital expenditures. In

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition to the foregoing financial covenants, the DIP Agreement imposes certain other restrictions on the Company and its subsidiaries, with respect to their ability to incur liens, enter into mergers, incur indebtedness, give guarantees, make investments, pay dividends or make other distributions and dispose of assets.

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

      The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure, restructuring and reorganization requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) borrowings under various foreign bank and government loans, (iv) borrowings under the DIP Facility and (v) borrowings under any exit financing associated with the Company’s emergence from the Chapter 11 proceedings resulting from a confirmed plan of reorganization. The DIP Facility is scheduled to terminate on the earlier of (a) the date of substantial consummation of a plan of reorganization or (b) June 5, 2003. As more fully discussed above, while the Company expects to emerge from Chapter 11 prior to the termination of the DIP Facility, there can be no assurances that the emergence will occur prior to such date, or that the Company will be able to extend the term of or replace the existing DIP facility in the event that the Company has not emerged by June 5, 2003. Moreover, while the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future capital market conditions.

Credit Agreement

      On February 3, 1999, the Company entered into a third amended and restated credit agreement, as further amended, (the “Credit Agreement”). Pursuant to the Credit Agreement, a syndicate of lenders agreed to lend to the Company up to $450 million in the form of a senior secured term loan facility and up to $650 million in the form of a senior secured revolving credit facility. The Company and all of its existing and future material domestic subsidiaries guarantee such term loan and revolving credit facilities. Such term loan and revolving facilities are secured by a first priority lien in substantially all of the properties and assets of the Company and its material domestic subsidiaries, then owned or subsequently acquired, including a pledge of all of the shares of certain of the Company’s existing and future domestic subsidiaries and 65% of the shares of certain of the Company’s existing and future foreign subsidiaries. As of January 31, 2003, there was $176.8 million outstanding under the term loan facility, which represents the total amount available under the facility. At January 31, 2003, there was $573.8 million outstanding under the revolving credit facility, including $1.7 million in letters of credit drawn against the Credit Agreement during fiscal 2002. As a result of

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Debtors’ Chapter 11 Filings, all additional availability under the Credit Agreement has been terminated, although letters of credit amounting to approximately $16.2 million remain outstanding.

      Borrowings under the Credit Agreement bear interest at one of the following rates as selected by the Company: (i) the rate per annum equal to the British Bankers’ Association London interbank offered rates (“LIBOR” and “DMBO” in the case of U.S. Dollar and Deutsche Mark debt, respectively) plus the applicable margin or (ii) the CIBC Alternate Base Rate (“ABR”), plus the applicable margin. The CIBC ABR is defined as the highest of (i) the CIBC prime rate or (ii) the Federal Funds rate plus 0.5% or (iii) a certificate of deposit-based rate plus 1%. The weighted average interest rate on borrowings under the Credit Agreement was 6.88% at January 31, 2003. In addition, the Company accrues a commitment fee on the unused portion of the revolving credit facility which was based on a rate of 0.5% at January 31, 2003. As discussed in Note (11), the Company is continuing to record interest accruing on its prepetition borrowings under the Credit Agreement.

Senior Subordinated Notes

      In connection with the acquisition of CMI, the Company issued the 8 1/4 % Notes, which are redeemable at the Company’s option at specified prices, in whole or in part, at any time on or after December 15, 2003. The 8 1/4 % Notes are guaranteed by certain of the Company’s domestic subsidiaries but are subordinated to the Credit Agreement. In connection with previous acquisitions, the Company issued the 9 1/8% and 11% senior subordinated notes which are guaranteed by certain of the Company’s domestic subsidiaries but are subordinated to the Credit Agreement. These notes become redeemable at the Company’s option and at specific prices five years before the respective due dates of the notes. Due to the uncertainty resulting from the Chapter 11 Filings by the Debtors, the fair value of all of the Company’s senior subordinated notes as of January 31, 2003 is not presently determinable.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B Term Loan. These aggregate net proceeds totaled $435.4 million and were used as follows (millions of dollars):

Permanent reduction of Credit Agreement indebtedness with a principal balance of $334.3, plus $2.2 in accrued interest	$336.5
Payment on foreign indebtedness with a principal balance of $47.0.	47.0
Repurchase of certain Senior Subordinated Notes with a face value of $47.2, plus $1.0 in accrued interest	37.6
Payment of fees and expenses on the above and interest earned	1.3
Remaining cash proceeds held by Company	13.0

Total	$435.4

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

      Pursuant to an Exchange Offer Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to use its best efforts to file and have declared effective an Exchange Offer Registration Statement with respect to an offer to exchange the 11 7/8% Notes for other notes of the Company with terms substantially identical to the 11 7/8% Notes. The Company also agreed to consummate such exchange offer on

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or prior to December 19, 2001. As a result of the Chapter 11 Filings by the Debtors, no interest payment was made when due on December 15, 2001, and the exchange offer for the 11 7/8% Notes has not occurred.

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

      The Credit Agreement, as amended, contains certain financial covenants regarding interest coverage ratios, fixed charge coverage ratios, leverage ratios and capital spending limitations which were in effect during fiscal 2001 and fiscal 2000. The Company was in violation of certain of these covenants as of January 31, 2001. For purposes of these consolidated financial statements, all amounts outstanding with respect to the Credit Agreement, the Senior Notes and the Senior Subordinated Notes outstanding at January 31, 2003 and 2002 are classified as liabilities subject to compromise as of those dates.

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

(11) Liabilities Subject to Compromise

      The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company’s records (see Notes (1) and (14)). Additional pre-petition claims may arise from rejection by the Company of additional

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executory contracts or unexpired leases. Under a confirmed plan of reorganization, all pre-petition claims may be paid and discharged at amounts substantially less than their allowed amounts.

     Recorded Liabilities

      On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of January 31, 2003 and 2002, consisted of the following (millions of dollars):

	January 31,	January 31,
	2003	2002

Accounts payable and accrued liabilities, principally trade	$152.1	$156.9
Credit Agreement:
Term loans	176.8	176.8
Revolving facility	573.8	572.1
Accrued interest	29.3	13.4
Senior Notes and Senior Subordinated Notes:
Face value	1,152.8	1,152.8
Accrued interest	49.0	49.0

Total	$2,133.8	$2,121.0

      The Bankruptcy Code generally disallows the payment of interest that would otherwise accrue postpetition with respect to unsecured or undersecured claims. The Company has continued to record interest expense accruing postpetition with respect to the Credit Agreement because the Company currently estimates that such accrued interest will be an allowed claim as part of a plan or plans of reorganization. The amount of such interest recorded at January 31, 2003 and 2002 was $29.3 million and $13.4 million, respectively, and has been classified as a liability subject to compromise in the accompanying consolidated balance sheets.

      As discussed in Note (10), the DIP Facility provides for the postpetition cash payment at certain intervals of interest and fees accruing postpetition under the Company’s prepetition credit agreements if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries.

      The Company has not continued to record interest expense accruing postpetition with respect to the Senior Notes and the Senior Subordinated Notes because the Company cannot reasonably estimate the amount of such interest, if any, that will be an allowed claim as part of a plan or plans of reorganization. The amount of such interest accruing postpetition that has not been recorded at January 31, 2003 and 2002 was $136.3 million and $18.7 million, respectively. If it is determined that such interest is allowable as a claim, the amount might include some or all interest accruing from the date of the Chapter 11 Filings. The recorded amount of prepetition accrued interest was $49.0 million, which has been classified as a liability subject to compromise in the accompanying consolidated balance sheets at January 31, 2003 and 2002, respectively.

     Contingent Liabilities

      Contingent liabilities of the Debtors as of the Chapter 11 Filing date are also subject to compromise. The Company is a party to litigation matters and claims that are normal in the course of its operations. Generally, litigation related to “claims,” as defined by the Bankruptcy Code, is stayed. Also, as a normal part of their operations, the Company’s subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. The outcome of the bankruptcy process on these matters cannot be predicted with certainty. (See Note (14).)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Pension Plans and Postretirement Benefits Other Than Pensions

      The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees around the world. The Company funds the Pension Benefits based upon the funding requirements of United States Federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.

      In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on an October 31 measurement date, in millions of dollars) as of January 31:

	North American Plans				International Plans

	Pension Benefits		Other Benefits		Pension Benefits

	2003	2002	2003	2002	2003	2002

Change in Benefit Obligation:
Benefit obligation at beginning of year	$173.8	$150.1	$150.2	$102.3	$114.2	$89.3
Service cost	0.2	0.4	0.2	0.1	1.6	0.8
Interest cost	11.7	11.4	10.0	7.8	6.1	5.1
Amendments	—	1.6	—	—	—	—
Special termination benefits	2.4	3.8	1.0	0.1	—	—
Actuarial loss (gain)	12.0	22.7	41.9	56.6	(2.3)	7.0
Benefits paid	(16.7)	(16.2)	(17.1)	(16.7)	(6.3)	(5.2)

Benefit obligation at end of year	$183.4	$173.8	$186.2	$150.2	$113.3	$97.0

Change in Plan Assets:
Fair value of plan assets at beginning of year	$140.1	$170.6	$—	$—	$1.8	$1.0
Actual return on plan assets	(3.0)	(14.1)	—	—	0.1	0.1
Company contributions	1.1	0.6	—	—	0.8	0.5
Benefits paid and plan expenses	(16.9)	(17.0)	—	—	—	—

Fair value of plan assets at end of year	$121.3	$140.1	$—	$—	$2.7	$1.6

Funded Status:
Funded status of plan	$(62.1)	$(33.7)	$(186.2)	$(150.2)	$(110.6)	$(95.4)
Unrecognized net actuarial (gain) loss	52.0	25.9	89.2	50.4	14.0	13.3
Unrecognized prior service cost	2.7	3.1	4.5	5.0	0.8	—
Intangible asset	(2.7)	(3.1)	—	—	(0.8)	—
Adjustment to recognize additional minimum liability	(51.4)	(24.8)	—	—	(11.4)	(10.6)
Employer contributions	—	—	1.8	1.9	—	—

Accrued benefit cost	$(61.5)	$(32.6)	$(90.7)	$(92.9)	$(108.0)	$(92.7)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North American Plans				International Plans

	Pension Benefits		Other Benefits		Pension Benefits

	2003	2002	2003	2002	2003	2002

Amount recognized in Consolidated Balance Sheet:
Accrued benefit cost	$(7.4)	$(4.7)	$(90.7)	$(92.9)	$(95.8)	$(82.1)
Intangible asset	(2.7)	(3.1)	—	—	(0.8)	—
Accumulated other comprehensive loss	(51.4)	(24.8)	—	—	(11.4)	(10.6)

Net amount recognized	$(61.5)	$(32.6)	$(90.7)	$(92.9)	$(108.0)	$(92.7)

      Of the net amount recognized for North American pension benefits, approximately $7.1 million relates to supplemental executive retirement benefits and has been classified as a liability subject to compromise in the accompanying consolidated balance sheet as of January 31, 2003.

      The projected benefit obligation, accumulated projected benefit obligation (“APBO”) and fair value of plan assets for the benefit plans with accumulated benefit obligations in excess of plan assets for the North American plans were $183.4 million, $186.2 million and $121.3 million, respectively, as of January 31, 2003, and $173.8 million, $150.2 million and $140.1 million, respectively, as of January 31, 2002. The components of net periodic benefit costs included in operating results for the years ended January 31, are as follows (millions of dollars):

	North American Plans						International Plans

	Pension Benefits			Other Benefits			Pension Benefits

	2003	2002	2001	2003	2002	2001	2003	2002	2001

Components of net periodic benefit cost (income):
Service cost	$0.5	$0.4	$0.4	$0.2	$0.1	$0.2	$0.5	$0.7	$0.6
Interest cost	11.7	11.4	11.8	10.0	7.8	8.4	6.0	5.1	4.9
Expected return on plan assets	(12.0)	(14.7)	(14.3)	—	—	—	(0.1)	(0.1)	—
Net amortization and deferral	1.3	3.3	3.3	3.6	0.2	0.5	0.3	0.3	—
Special termination benefit recognition	2.4	3.8	2.6	1.0	0.1	—	—	—	—

Net benefit cost	$3.9	$4.2	$3.8	$14.8	$8.2	$9.1	$6.7	$6.0	$5.5

      On January 31, 2002, the Company modified the North American defined benefit plan to comply with recent legislation and to freeze final average compensation.

      The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above were as follows:

	North American Plans				International Plans

	Pension Benefits		Other Benefits		Pension Benefits

	2003	2002	2003	2002	2003	2002

Weighted average assumptions:
Discount rate	6.75%	7.00%	6.75%	7.00%	5.50%	5.50%
Expected return on plan assets	8.00%	9.00%	N/A	N/A	5.00%	5.00%
Rate of compensation increase	4.75%	4.75%	N/A	N/A	2.10%	2.10%

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At January 31, 2003, the assumed annual health care cost trend rate used in measuring the APBO approximated 11.5% declining to 5.0% in years 2007 and thereafter. Increasing the assumed cost trend rate by 1% each year would have increased the APBO and service and interest cost components by approximately $16.7 million and $0.8 million, respectively, for fiscal 2002. Decreasing the assumed cost trend rate by 1% each year would have decreased the APBO and service/interest cost components by approximately $14.2 million and $0.7 million, respectively, for fiscal 2002.

      The Company also has contributory employee retirement savings plans covering substantially all of its domestic employees. The employer contribution is determined at the discretion of the Company and totaled approximately $16.8 million, $16.9 million and $16.5 million for the years ended January 31, 2003, 2002 and 2001, respectively.

(13) Asset Impairments and Other Restructuring Charges

      The Company recorded asset impairment losses and other restructuring charges of $43.5 million in fiscal year 2002, $141.6 million in fiscal 2001 and $127.7 million in fiscal 2000. These losses and charges consist of the following:

     Impairment and Closure of Somerset, Kentucky Facility

      During fiscal 2001, the Company recognized impairment losses of $6.8 million related to investments in machinery, equipment and tooling at its Somerset, Kentucky facility due to a change in management’s estimates regarding the future use of such assets. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. During the first quarter of fiscal 2002, the Company closed this facility and recorded a restructuring charge of $6.7 million. This charge included estimated amounts related to lease termination costs and other closure costs consisting primarily of security and maintenance costs subsequent to the shutdown date. The portion of the charge related to lease terminations in the amount of $3.5 million has been classified as a liability subject to compromise at January 31, 2003 and has been excluded from the table below. Of the other closure costs, approximately $1.3 million remained unpaid at January 31, 2003, and is expected to be paid during fiscal 2003. During fiscal 2002, the Company recognized additional impairment losses of $1.9 million related to investments in building, machinery, equipment and tooling primarily due to real estate market conditions and further revisions in management’s estimates regarding the fair value of such assets.

      Based on the levels of operating losses in fiscal 2000 and fiscal 1999, management concluded that the level of estimated future undiscounted cash flows was less than the carrying value of long-lived assets related to the Somerset facility at January 31, 2001. Accordingly, the Company recognized an impairment charge of $42.7 million in fiscal 2000 to reduce the carrying value of property, plant and equipment to estimated fair value.

     Impairment and Closure of Bowling Green, Kentucky Facility

      In the fourth quarter of fiscal 2001, the Company committed to a plan to close its manufacturing facility in Bowling Green, Kentucky and recorded a restructuring charge of $10.7 million. This charge related to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date. The decision to close the plant was based on the weakening of the economy, the tightened domestic auto industry and changing market requirements, which have resulted in reduced demand for fabricated steel wheels. The rationalization of the Company’s fabricated wheel manufacturing capacity will allow it to reduce overhead and manufacturing costs in North America. The Company estimated that the future undiscounted cash flows from this facility would not be sufficient to recover the carrying value of its

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment in machinery, equipment and tooling. Accordingly, the Company recognized an asset impairment loss of $42.7 million during the fourth quarter of fiscal 2001. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. This facility, originally scheduled to close in July 2002, operated through the end of fiscal 2002 to service existing contracts and assist in transitioning production to the Company’s fabricated steel wheel manufacturing facility located in Sedalia, Missouri. Due to the delayed closure, the original $10.7 million restructuring charge was revised to $10.3 million, and no costs related to this charge were paid in fiscal 2002. Such closure costs are expected to be paid in fiscal 2003. In addition, the Company recorded $0.3 million in employee termination and other closure costs during fiscal 2002 related to this facility, of which $0.1 million was paid by January 31, 2003.

     Impairment and Closure of Petersburg, Michigan Facility

      As a consequence of notifications received in April 2001 from certain customers of the Petersburg, Michigan facility regarding significantly lower future product orders and of the failure to obtain adequate customer support required to relocate production, management revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to this facility and, accordingly, recognized an impairment loss of $28.5 million in fiscal 2001. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. In June 2001, the Company committed to a plan to close the Petersburg facility, and accordingly recorded a restructuring charge of $0.6 million. This charge includes estimated amounts related to security and other maintenance costs subsequent to the shutdown date. Of this charge, $0.5 million remained unpaid at January 31, 2003, and is expected to be paid during fiscal 2003. During fiscal 2002, the Company recorded an additional impairment loss of $0.3 million to further write down this facility to fair value based on real estate market conditions. In addition, the Company recognized an impairment charge of $1.5 million related to the Petersburg facility during fiscal 2000.

     Impairment of La Mirada, California Facility

      In the second quarter of fiscal 2002, the Company determined, based on its most recent sales projections for its La Mirada, California facility, that its current estimate of the future undiscounted cash flows from this facility would not be sufficient to recover the carrying value of the facility’s fixed assets and production tooling. Accordingly, the Company recorded an impairment loss of $15.5 million in the second quarter of fiscal 2002 related to those assets. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling.

     Impairment of Maulbronn, Germany Facility

      During the fourth quarter of fiscal 2001, the Company revised its future undiscounted cash flow projections from its foundry located in Maulbronn, Germany. Based on those revisions, the Company determined that those cash flows would not be sufficient to recover the carrying value of the facility’s long-lived assets and accordingly, recognized an asset impairment loss of $8.4 million during the fourth quarter of fiscal 2001. The Company commenced a plan of action to sell this facility during the fourth quarter of fiscal 2001 and subsequently sold it in the second quarter of fiscal 2002 and recorded a loss on sale of $2.5 million.

     Impairment and Restructuring of International Fabricated Wheel Operations

      The Company recorded various asset impairment losses and restructuring charges as part of a multiple year restructuring program to upgrade and improve the Company’s international fabricated wheel operations. During the third quarter of fiscal 2001, the Company recognized an asset impairment loss of $0.9 million

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the abandonment of a greenfield project in Thailand. During the fourth quarter of fiscal 2001, the Company recognized asset impairment losses of $11.1 million related to its investments in building, machinery, equipment and tooling at its fabricated wheel facility in Königswinter, Germany. Such assets were written down to fair value based on estimated real estate market values and the expected scrap value, if any, of related machinery, equipment, and tooling. The Company transferred production of certain products to facilities located in the Czech Republic and in India and further consolidated passenger car and commercial wheel production within an adjacent facility located in Königswinter, Germany. In connection with the decommissioning of a building at its Königswinter, Germany site, the Company recorded a restructuring charge of $0.6 million in the fourth quarter of fiscal 2001. This charge relates to maintenance costs subsequent to the decommissioning date. Of this charge, $0.4 million remains unpaid as of January 31, 2003 and is expected to be paid during fiscal 2003. During fiscal 2002, the Company recorded $2.9 million of costs related to severance and post-termination benefits at its locations in Königswinter, Germany, Manresa, Spain and Sao Paulo, Brazil. The Company also recorded $2.2 million of such costs during fiscal 2001 at its locations in Königswinter, Germany and Manresa, Spain. During fiscal 2000, the Company recorded $10.6 million of severance and other restructuring charges in Königswinter, Germany.

     North American Early Retirement and Reduction-In-Force Programs

      In fiscal 2002, the Company offered an early retirement option to approximately 30 employees, of whom 24 accepted by the acceptance date. In connection with this early retirement offer, the Company recorded a charge of $3.4 million primarily related to supplemental retirement benefits and continued medical benefits. The retirement benefit portion of the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans, and will be funded as part of the requirements of those entire plans.

      On November 2, 2001, the Company announced the immediate elimination of 145 positions or approximately 11% of its salaried workforce across its domestic operations. In connection with the elimination of the 145 positions, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001, all of which was paid before the end of fiscal 2002. In addition, the Company announced that it would offer an early retirement option to approximately 45 salaried employees. Of the 45 employees offered an early retirement option, 31 accepted by the acceptance date. In connection with this early retirement offer, the Company recorded a restructuring charge of $3.9 million in the fourth quarter of fiscal 2001 primarily related to continued medical benefits and supplemental retirement benefits. The retirement benefit portion of the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans, and will be funded as part of the requirements of those entire plans.

      During the third and fourth quarters of fiscal 2000, the Company implemented a workforce reduction program in which approximately 400 employees were terminated. A charge of $4.4 million was recorded for severance and other termination benefits related to this program.

     Impairment of Machinery and Equipment

      During fiscal 2002, the Company recorded asset impairment losses of $10.7 million on certain machinery and equipment in its Automotive Wheels, Components and Other segments due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment due to changes in product mix. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

      During fiscal 2001, the Company recognized asset impairment losses of $22.6 million on certain machinery and equipment in its Automotive Wheels, Components and Other Segments due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

      During fiscal 2000, the Company recorded asset impairment losses of $68.5 million, primarily in the Automotive Wheels segment. These losses resulted primarily from a change in management’s plans for future use of idled machinery and equipment and removal of certain equipment from service due to weakening conditions in the heavy truck and light vehicle markets. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

Impairment of White Pigeon, Michigan Facility

      During the fourth quarter of fiscal 2002, the Company recorded an asset impairment loss of $0.5 million to write down the White Pigeon, Michigan facility to fair value based on current real estate market conditions. This non-operating facility is currently held for sale by the Company.

Other Severance and Restructuring Costs

      As part of ongoing restructuring and rationalization of its North American operations, the Company recorded severance costs of $1.7 million in fiscal 2002, all of which had been paid by January 31, 2003, and $0.2 million in fiscal 2001.

Facility Exit Cost and Severance Accruals

      The following table describes the activity in the balance sheet accounts affected by the severance and other facility exit costs noted above (millions of dollars):

		Fiscal 2002
		Severance and
	January 31,	Other	Fiscal 2002	January 31,
	2002	Restructuring	Cash	2003
	Accrual	Charges	Payments	Accrual

Facility exit costs	$11.7	$3.0	$(2.1)	$12.6
Severance	6.0	4.9	(6.9)	4.0

	$17.7	$7.9	$(9.0)	$16.6

(14)	Commitments and Contingencies

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

      Pursuant to an order entered by the Bankruptcy Court on January 10, 2003, the period during which the Company has the exclusive right to propose a plan of reorganization has been extended to April 15, 2003. On December 16, 2002, the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court. On February 21, 2003, the Debtors filed a first amended joint plan of reorganization and is currently in the process of soliciting votes to approve such plan. The deadline established by the Bankruptcy Court to vote on the Plan was March 28, 2003, which was extended until April 4, 2003. There can, however, be no assurance that the Debtors’ first amended plan of reorganization or any plan will be approved by creditors authorized to vote thereon or confirmed by the Bankruptcy Court, or that any such plan(s) ultimately will be consummated.

      The Debtors’ proposed first amended plan of reorganization provides that the existing common stock of the Company would be cancelled and that certain creditors of the Company would be issued new common stock, new preferred stock and new warrants in the reorganized Company. Although there can be no assurance that the first amended plan of reorganization proposed by the Debtors will be confirmed by the Bankruptcy Court or consummated, holders of common stock of the Company should assume that they would receive no value as part of any plan of reorganization. In light of the foregoing, the common stock currently outstanding has no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in common stock of the Company or in claims relating to pre-petition liabilities and/or other securities of the Company.

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

      In addition to the first amended plan of reorganization filed, the Company filed a disclosure statement with respect thereto intended to provide information sufficient to enable holders of claims or interests to make an informed judgment about the plan. The disclosure statement set forth, among other things, the Company’s proposed plan of reorganization, proposed distributions that would be made to the Company’s stakeholders under the proposed plan, certain effects of confirmation of the plan, and various risk factors associated with the

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan and confirmation thereof. It also contains information regarding, among other matters, significant events that occurred during the Company’s Chapter 11 proceedings, the anticipated organization, operation and financing of the reorganized Company, as well as the confirmation process and the voting procedures holders of claims and/or interests must follow for their votes to be counted.

      Although the first amended plan of reorganization filed by the Debtors provides for emergence from bankruptcy during the second quarter of fiscal 2003, there can be no assurance that such a reorganization plan will be confirmed by the Court, or that any such plan will be consummated in that time period or at any later time. Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders.

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

      On December 5, 2001, the Debtors filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. These petitions were filed in the United States Bankruptcy Court for the District of Delaware and are being jointly administered pursuant to an order of the Bankruptcy Court under Case No. 01-11490-MFW. Management of the Company continues to operate the business of the Debtors as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. In their Chapter 11 proceedings, the Debtors have proposed, are currently soliciting acceptances of, and expect to seek confirmation of a joint plan of reorganization. Unless lifted by the order of the Bankruptcy Court, pursuant to the automatic stay provision of the Bankruptcy Code, all pending pre-petition litigation against the Debtors is currently stayed.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On June 13, 2002, the Company filed an adversary complaint and motion for a preliminary injunction in the Bankruptcy Court requesting the Court to stay the class action litigation commenced by the bond purchasers and equity purchasers. Additionally, on July 25, 2002, the Company filed with the Bankruptcy Court a motion to lift the automatic stay in the Chapter 11 Filings to allow the insurance company that provides officer and director liability insurance to the Company to pay the defense costs of the Company’s present and former officers and directors in such litigation. The Bankruptcy Court has since entered an order permitting the insurance company to pay up to $500,000 in defense costs incurred by the Company’s present and former officers and directors in the litigation subject to certain conditions, which amount has subsequently been increased to $800,000 pursuant to further authority in the order. The Company has withdrawn its motion for a preliminary injunction.

Legal Proceedings

      The Company was party to a license agreement with Kuhl Wheels, LLC (“Kuhl”), whereby Kuhl granted the Company an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (the “Kuhl Wheel”), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between the Company and Kuhl entered in connection with the Company’s bankruptcy proceeding. The original license agreement (as amended, the “License Agreement”), dated May 11, 1999, granted the Company a non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide the Company with an exclusive worldwide license. On January 14, 2003, the Company filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the United States District Court for the Eastern District of Michigan. The Company commenced such action seeking a declaration of noninfringement of two United States patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against the Company, and disclosing and using the Company’s technologies, trade secrets and confidential information to develop, market, license, manufacture or sell automotive wheels. Kuhl and Epilogics Group have filed a motion to dismiss the Company’s complaint. The Company is unable to predict the outcome of this litigation at this time. However, if the Company is not successful in such litigation, it may have an adverse impact on the Company.

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

Leases

      The Company leases certain production facilities and equipment under various agreements expiring from 2004 to 2008 and later years. The following is a schedule of future minimum rental payments required under

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2003 (millions of dollars):

Year Ending January 31:	Capital	Operating

2004	$4.4	$21.0
2005	4.1	17.7
2006	2.9	11.8
2007	0.2	6.4
2008 and later years	—	2.2

Total minimum payments required	$11.6	$59.1

Less amount representing interest	0.9

Present value of net minimum capital lease payments	10.7
Less current installments of obligations under capital leases	3.9

Obligations under capital leases, excluding current installments	$6.8

      Rent expense was $28.1 million, $31.0 million and $31.2 million for the years ended January 31, 2003, 2002 and 2001, respectively.

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

(15)	Investments in Joint Ventures

      As of January 31, 2003, the Company held the following investments which are accounted for under the equity method:

(i) a 40% interest in Hayes Wheels de Mexico, S.A. de C.V., a cast aluminum and fabricated wheel manufacturer in Mexico; and

(ii) a 25% interest in Jantas Jant Sanayi ve Ticaret A.S., a commercial highway steel wheel manufacturer in Turkey.

      During fiscal 2002, the Company sold its 49% interest in a Portuguese fabricated wheel joint venture for cash proceeds of $1.4 million. In connection with the sale, the Company recognized a gain of $0.4 million, which is included in Other income, net, on the accompanying consolidated statement of operations.

      In the second quarter of fiscal 2001, the Company recorded a $3.8 million loss on investment in joint venture to write off its investment in its Mexican joint venture, which had incurred and expects to continue to incur significant operating losses.

      In the third quarter of fiscal 2000, the Company recorded a $1.5 million loss on investment in joint venture related to its Venezuelan joint venture. This joint venture was sold in November 2001.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of fiscal 2001, the Company sold its tire and wheel assembly joint venture for cash proceeds of $11.0 million. In connection with the sale, the Company recognized a loss of $7.8 million, which is included in Other income, net, on the accompanying consolidated statement of operations.

(16)	Stock Option Plan

      In 1992, the Company adopted the Hayes Lemmerz International, Inc. 1992 Stock Incentive Plan (the “1992 Plan”), under which 1,000,000 shares of Common Stock were available for issuance with respect to awards granted to officers, management and other key employees of the Company. At January 31, 2003, 148,600 options were exercisable at a price of $10.00, 53,400 options were exercisable at a price of $19.94 and 7,500 options were exercisable at a price of $19.69. At January 31, 2003, there were no shares available for issuance under this plan.

      During 1996, the Company established the Hayes Lemmerz International, Inc. 1996 Stock Option Plan (the “1996 Plan”), under which 3,000,000 shares of Common Stock were made available for issuance with respect to stock option awards granted to officers, management and other key employees of and consultants to the Company. This plan was amended at the August 3, 2000 Stockholders’ meeting to include an additional 500,000 shares available for issuance. Option grants under the 1996 Plan are approved by the Compensation Committee of the Board of Directors and are subject to such terms and conditions as are established by the Compensation Committee at the time it approves such grants. The exercise prices of options granted under the 1996 Plan in fiscal 2001 and fiscal 2000 ranged from $0.80 to $13.19 per share, which exercise prices represented the Common Stock’s fair market value on the date of each grant. No options were granted during fiscal 2002. The fiscal 2001 option grants become exercisable at the rate of 20% annually on June 15, 2002 and each June 15th thereafter until 2006 if the employee to whom they were granted is then still an employee of the Company. The fiscal 2000 option grants become exercisable at the rate of 25% annually on June 15, 2001 and each June 15th thereafter until 2004 if the employee to whom they were granted is then still an employee of the Company. At January 31, 2003, the following options were exercisable under the 1996 Plan:

Number of Options	Exercise Price

40,000	$0.80
100,000	0.85
240,000	1.15
125,000	1.47
32,000	7.49
128,100	13.19
962,484	16.00
185,800	32.00
6,000	40.00

      In connection with the employment of Mr. Curtis J. Clawson, Chief Executive Officer of the Company, 1,400,000 options were granted during fiscal 2001 subject to shareholder approval. As of January 31, 2003, no such approval has been obtained, and as such, these options are not reflected in the tables below. As a result of the Chapter 11 Filings, it is unlikely that any such shareholder approval will be either sought or obtained.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

’

      Information with respect to all stock options is summarized below:

				Weighted
				Average
				Exercise
	1992 Plan	1996 Plan	Total	Price

Balance as of January 31, 2000	427,200	2,809,907	3,237,107	$18.42

Granted	—	274,700	274,700	$13.19
Exercised	—	(2,400)	(2,400)	16.00
Forfeited	—	(226,668)	(226,668)	27.82

Balance as of January 31, 2001	427,200	2,855,539	3,282,739	$17.40

Granted	—	551,000	551,000	$1.67
Forfeited	(9,100)	(796,720)	(805,820)	17.97

Balance as of January 31, 2002	418,100	2,609,819	3,027,919	$14.57

Forfeited	(208,600)	(790,435)	(999,035)	13.64

Balance as of January 31, 2003	209,500	1,819,384	2,028,884	$13.23

      At January 31, 2003, warrants to purchase 2.6 million shares of common stock were outstanding. Each warrant allows the holder thereof to acquire one share of common stock for a purchase price of $24.00. The warrants are exercisable from July 2, 2000 through July 2, 2003.

(17)	Segment Reporting

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” directs companies to use the “management approach” for segment reporting. This approach reflects management’s organization of business segments and is consistent with how the Company and its key decision-makers assess operating performance, make operating decisions and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the Company’s Board of Directors. The statement requires disclosures for each segment that are similar to those previously required and geographic data by country.

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

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in Note (2). The Company evaluates the performance of its operating segments based primarily on sales, operating profit and cash flow.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues and other financial information by business segment (millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2003	2002	2001

Revenues:
Automotive Wheels	$1,161.3	$1,232.8	$1,353.1
Components	737.7	657.9	651.2
Other	102.6	148.4	163.9

Total	$2,001.6	$2,039.1	$2,168.2

Net loss:
Automotive Wheels	$(161.7)	$(169.9)	$(41.1)
Components	(342.3)	(109.4)	(19.3)
Other	(130.5)	(117.4)	(125.8)

Total	$(634.5)	$(396.7)	$(186.2)

Depreciation and amortization:
Automotive Wheels	$76.8	$90.4	$90.9
Components	46.1	53.2	47.0
Other	9.1	12.8	14.2

Total	$132.0	$156.4	$152.1

Capital expenditures:
Automotive Wheels	$52.7	$84.5	$96.5
Components	49.4	54.6	67.8
Other	4.7	7.9	10.9

Total	$106.8	$147.0	$175.2

Total assets:
Automotive Wheels	$1,049.0	$1,158.1	$1,438.0
Components	546.4	848.8	1,001.9
Other	251.2	351.2	164.0

Total	$1,846.6	$2,358.1	$2,603.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues and net property, plant and equipment for each of the geographic areas in which the Company operates (in millions of dollars):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2003	2002	2001

Revenues:
North America	$1,256.0	$1,253.6	$1,422.7
Europe and other	745.6	785.5	745.5

Total	$2,001.6	$2,039.1	$2,168.2

Net property, plant & equipment:
North America	$535.7	$574.5	$676.9
Europe and other	415.5	388.3	427.9

Total	$951.2	$962.8	$1,104.8

      Approximately 52% of the Company’s revenues are from three automotive manufacturers. The following is a summary of the percentage of revenues from these major customers on a worldwide basis:

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2003	2002	2001

Ford Motor Company	22.8%	19.8%	19.7%
DaimlerChrysler	17.3%	19.5%	17.8%
General Motors Corporation	12.0%	14.3%	14.5%

(18)	Selected Quarterly Financial Data (Unaudited)

      The following represents the Company’s quarterly results (millions of dollars, except share amounts):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	April 30,	July 31,	October 31,	January 31,	Total Fiscal
	2002(1)	2002	2002	2003	2002

Net sales	$486.7	$504.0	$535.4	$475.5	$2,001.6
Gross profit	45.1	38.3	70.2	54.1	207.7
Earnings (loss) before cumulative effect of change in accounting principle	(33.0)	(28.0)	3.7	(22.8)	(80.1)
Cumulative effect of change in accounting principle	554.4	—	—	—	554.4
Net income (loss)	(587.4)	(28.0)	3.7	(22.8)	(634.5)
Basic and diluted net income (loss) per share before cumulative effect of change in accounting principle	$(1.16)	$(0.98)	$0.13	$(0.80)	$(2.81)
Basic and diluted net income (loss) per share	$(20.64)	$(0.98)	$0.13	$(0.81)	$(22.30)

(1)	Includes $554.4 million charge for the cumulative effect of the adoption of SFAS No. 142.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	April 30,	July 31,	October 31,	January 31,	Total Fiscal
	2001	2001	2001	2002	2001

Net sales	$540.9	$518.5	$515.0	$464.7	$2,039.1
Gross profit	57.6	33.6	39.0	1.5	131.7
Net loss	(63.7)	(68.2)	(54.8)	(210.0)	(396.7)
Basic and diluted net loss per share	$(2.24)	$(2.40)	$(1.92)	$(7.38)	$(13.94)

(19)	Condensed Consolidating Financial Statements

      Pursuant to SOP 90-7, the following condensed consolidating financial statements present in one format the financial information required for entities that have filed for reorganization relief under Chapter 11 of the Bankruptcy Code and the financial information required with respect to those entities which guarantee certain of the Company’s debt.

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

Guarantor and Nonguarantor Financial Statements

      The senior subordinated notes and senior notes described in Note (10) are guaranteed by certain of the Company’s domestic subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the senior subordinated notes and the senior notes. Refer to Note (1) regarding the impact of the Chapter 11 Filings on these guarantees. In the third quarter of fiscal 2001, amendments were entered into by the Company and holders of the Company’s 8 1/4% and 9 1/8% Senior Subordinated Notes (the “8 1/4% Notes” and the “9 1/8% Notes”). Such amendments conformed the lists of guarantor subsidiaries of the respective senior subordinated notes to that list of subsidiaries guaranteeing the 11 7/8% Notes (the “Conformed Guarantor Subsidiaries”). The list of guarantor subsidiaries of the Company’s 11% Senior Subordinated Notes (the “11% Notes”) was not conformed.

      The condensed consolidating financial information as of and for the years ended January 31, 2003 and 2002 for those guarantor subsidiaries of the 11% Notes (the “Guarantor Subsidiaries”) has been presented separately below as the 11% Notes are not guaranteed by the Conformed Guarantor Subsidiaries. Collectively, the Guarantor Subsidiaries and the Conformed Guarantor Subsidiaries guarantee the 8 1/4 % Notes, the 9 1/8% Notes, and the 11 7/8% Notes.

      As of January 31, 2001, the 8 1/4 % Notes, the 9 1/8% Notes, and the 11% Notes were guaranteed by the Guarantor Subsidiaries. Certain other domestic subsidiaries and the foreign subsidiaries did not guarantee these notes.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Financial Statements for Entities in Reorganization Under Chapter 11

      As discussed in Note (1), Hayes Lemmerz International, Inc. (the “Parent”), 30 of its wholly-owned domestic subsidiaries, and one wholly-owned Mexican subsidiary (the “Nonguarantor Debtor”) filed voluntary petitions for reorganization relief under Chapter 11. In accordance with SOP 90-7, condensed consolidating financial information is presented below as of January 31, 2003 and 2002, and for each of the years in the three-year period ended January 31, 2003.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2003

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

	(Millions of dollars)
Net sales	$234.9	$446.8	$522.9	$44.2	$783.6	$(30.8)	$2,001.6
Cost of goods sold	233.8	412.6	476.5	48.4	653.4	(30.8)	1,793.9

Gross profit	1.1	34.2	46.4	(4.2)	130.2	—	207.7
Marketing, general and administration	19.6	25.3	18.7	—	39.5	—	103.1
Engineering and product development	4.6	7.3	2.4	—	6.1	—	20.4
Amortization of intangible assets	—	0.4	1.9	—	1.0	—	3.3
Equity in (earnings) losses of joint ventures and subsidiaries	560.8	(4.4)	(9.1)	(1.4)	(0.8)	(545.1)	—
Asset impairments and other restructuring charges	6.0	22.9	10.3	0.8	3.5	—	43.5
Other expense (income), net	6.3	(0.8)	(5.4)	—	(6.9)	—	(6.8)
Reorganization items	35.9	6.7	1.9	—	—	—	44.5

Earnings (loss) from operations	(632.1)	(23.2)	25.7	(3.6)	87.8	545.1	(0.3)
Interest expense, net	9.1	23.8	17.6	—	22.2	—	72.7

Earnings (loss) before taxes on income, minority interest, and cumulative effect of change in accounting principle	(641.2)	(47.0)	8.1	(3.6)	65.6	545.1	(73.0)
Income tax provision	(29.4)	0.4	1.6	0.4	30.6	—	3.6

Earnings (loss) before minority interest, and cumulative effect of change in accounting principle	(611.8)	(47.4)	6.5	(4.0)	35.0	545.1	(76.6)
Minority interest	—	—	—	—	3.5	—	3.5

Earnings (loss) before cumulative effect of change in accounting principle	(611.8)	(47.4)	6.5	(4.0)	31.5	545.1	(80.1)
Cumulative effect of change in accounting principle, net of tax	22.7	233.3	265.2	—	33.2	—	554.4

Net income (loss)	$(634.5)	$(280.7)	$(258.7)	$(4.0)	$(1.7)	$545.1	$(634.5)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

	(Millions of dollars)
Net sales	$252.5	$504.4	$489.6	$15.3	$787.0	$(9.7)	$2,039.1
Cost of goods sold	239.3	488.6	505.9	15.4	667.9	(9.7)	1,907.4

Gross profit	13.2	15.8	(16.3)	(0.1)	119.1	—	131.7
Marketing, general and administration	15.3	22.5	19.5	—	43.2	—	100.5
Engineering and product development	4.1	7.4	2.1	—	8.2	—	21.8
Amortization of intangible assets	1.2	7.8	10.6	—	6.8	—	26.4
Equity in (earnings) losses of joint ventures and subsidiaries	273.0	47.2	11.7	2.2	(0.1)	(333.1)	0.9
Asset impairments and other restructuring charges	9.9	60.9	46.9	—	23.9	—	141.6
Loss on investment in joint venture	3.8	—	—	—	—	—	3.8
Other expense (income), net	(0.9)	0.2	(0.7)	—	0.9	—	(0.5)
Reorganization items	47.8	—	—	—	—	—	47.8

Earnings (loss) from operations	(341.0)	(130.2)	(106.4)	(2.3)	36.2	333.1	(210.6)
Interest expense, net	59.3	43.6	40.9	2.4	29.0	—	175.2

Earnings (loss) before taxes on income, minority interest and extraordinary gain	(400.3)	(173.8)	(147.3)	(4.7)	7.2	333.1	(385.8)
Income tax provision	(0.9)	0.6	1.2	0.6	8.8	—	10.3

Earnings (loss) before minority interest and extraordinary gain	(399.4)	(174.4)	(148.5)	(5.3)	(1.6)	333.1	(396.1)
Minority interest	—	—	—	—	3.3	—	3.3

Earnings (loss) before extraordinary gain	(399.4)	(174.4)	(148.5)	(5.3)	(4.9)	333.1	(399.4)
Extraordinary gain, net of tax	(2.7)	—	—	—	—	—	(2.7)

Net income (loss)	$(396.7)	$(174.4)	$(148.5)	$(5.3)	$(4.9)	$333.1	$(396.7)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended January 31, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)
Net sales	$304.9	$574.0	$1,304.1	$(14.8)	$2,168.2
Cost of goods sold	259.1	519.9	1,147.4	(14.8)	1,911.6

Gross profit	45.8	54.1	156.7	—	256.6
Marketing, general and administration	15.4	23.0	61.7	—	100.1
Engineering and product development	0.3	7.1	9.2	—	16.6
Amortization of intangible assets	1.1	7.8	18.5	—	27.4
Equity in (earnings) losses of joint ventures and subsidiaries	182.1	68.6	(0.1)	(246.2)	4.4
Asset impairments and other restructuring charges	5.7	54.5	67.5	—	127.7
Other income, net	(0.5)	—	(8.7)	—	(9.2)

Earnings (loss) from operations	(158.3)	(106.9)	8.6	246.2	(10.4)
Interest expense, net	31.9	56.5	75.1	—	163.5

Loss before taxes on income and minority interest	(190.2)	(163.4)	(66.5)	246.2	(173.9)
Income tax (benefit) provision	(4.0)	(5.9)	19.6	—	9.7

Loss before minority interest	(186.2)	(157.5)	(86.1)	246.2	(183.6)
Minority interest	—	—	2.6	—	2.6

Net loss	$(186.2)	$(157.5)	$(88.7)	$246.2	$(186.2)

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 31, 2003

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

	(Millions of dollars)
Cash and cash equivalents	$13.3	$—	$—	$1.3	$51.5	$—	$66.1
Receivables	29.9	34.5	63.9	2.6	145.7	—	276.6
Inventories	26.1	27.5	43.7	1.1	78.2	—	176.6
Prepaid expenses and other	4.9	4.7	16.0	0.2	6.7	—	32.5

Total current assets	74.2	66.7	123.6	5.2	282.1	—	551.8
Net property, plant and equipment	111.5	151.9	241.3	7.4	439.1	—	951.2
Goodwill and other assets	378.5	6.2	139.0	27.2	269.3	(476.6)	343.6

Total assets	$564.2	$224.8	$503.9	$39.8	$990.5	$(476.6)	$1,846.6

DIP Facility	$49.9	$—	$—	$—	$—	$—	$49.9
Bank borrowings and other notes	—	2.0	—	—	13.8	—	15.8
Current portion of long-term debt	—	—	—	—	40.1	—	40.1
Accounts payable and accrued liabilities	58.9	27.6	31.3	1.6	170.6	(21.3)	268.7

Total current liabilities	108.8	29.6	31.3	1.6	224.5	(21.3)	374.5
Long-term debt, net of current portion	—	—	—	—	61.9	—	61.9
Deferred tax liabilities	1.0	2.0	2.5	—	47.7	—	53.2
Pension and other long-term liabilities	105.2	39.3	7.9	—	128.8	—	281.2
Minority interest	—	—	—	—	16.4	—	16.4
Parent loans	(598.2)	365.9	40.7	(0.5)	192.1	—	—
Liabilities subject to compromise	2,021.8	50.4	60.1	1.5	—	—	2,133.8
Common stock	0.3	—	—	—	—	—	0.3
Additional paid-in capital	235.1	197.2	905.4	53.6	317.0	(1,473.2)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(1,176.9)	(454.2)	(476.2)	(19.4)	65.7	884.1	(1,176.9)
Accumulated other comprehensive loss	(107.2)	(5.4)	(67.8)	3.0	(63.6)	133.8	(107.2)

Total stockholders’ equity (deficit)	(1,074.4)	(262.4)	361.4	37.2	319.1	(455.3)	(1,074.4)

Total liabilities and stockholder’s equity (deficit)	$564.2	$224.8	$503.9	$39.8	$990.5	$(476.6)	$1,846.6

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 31, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

	(Millions of dollars)
Cash and cash equivalents	$11.3	$0.1	$0.3	$0.4	$33.1	$—	$45.2
Receivables	19.0	48.6	57.0	10.2	131.4	—	266.2
Inventories	16.2	27.1	39.9	0.3	71.7	—	155.2
Prepaid expenses and other	10.9	6.5	7.8	0.2	20.5	(5.4)	40.5

Total current assets	57.4	82.3	105.0	11.1	256.7	(5.4)	507.1
Net property, plant and equipment	120.9	183.1	241.4	7.3	410.1	—	962.8
Goodwill and other assets	932.4	230.2	395.6	22.1	280.6	(972.7)	888.2

Total assets	$1,110.7	$495.6	$742.0	$40.5	$947.4	$(978.1)	$2,358.1

Bank borrowings	$—	$—	$—	$—	$25.1	$—	$25.1
Current portion of long-term debt	—	—	—	—	17.1	—	17.1
Accounts payable and accrued liabilities	69.4	8.9	26.0	3.2	165.1	(25.2)	247.4

Total current liabilities	69.4	8.9	26.0	3.2	207.3	(25.2)	289.6
Long-term debt, net of current portion	1.0	—	—	—	90.7	—	91.7
Deferred tax liabilities	1.0	2.0	2.7	—	49.3	—	55.0
Pension and other long-term liabilities	64.7	59.3	9.2	—	115.8	—	249.0
Minority interest	—	—	—	—	11.8	—	11.8
Parent loans	(570.5)	364.6	38.7	(3.7)	170.9	—	—
Liabilities subject to compromise	2,005.1	48.7	63.2	4.0	—	—	2,121.0
Common stock	0.3	—	—	—	—	—	0.3
Additional paid-in capital	235.1	197.2	905.4	53.4	323.8	(1,479.8)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(542.4)	(173.2)	(202.9)	(15.7)	55.5	336.3	(542.4)
Accumulated other comprehensive loss	(127.3)	(11.9)	(100.3)	(0.7)	(77.7)	190.6	(127.3)

Total stockholders’ equity (deficit)	(460.0)	12.1	602.2	37.0	301.6	(952.9)	(460.0)

Total liabilities and stockholder’s equity (deficit)	$1,110.7	$495.6	$742.0	$40.5	$947.4	$(978.1)	$2,358.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2003

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

	(Millions of dollars)
Cash flows provided by (used for) operating activities	$(15.4)	$11.9	$4.0	$(2.3)	$97.1	$—	$95.3

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(12.2)	(7.4)	(41.6)	—	(45.6)	—	(106.8)
Proceeds from sale of non-core businesses	—	(1.8)	0.6	—	3.6	—	2.4
Other, net	7.2	(3.1)	(2.9)	(0.1)	9.3	—	10.4

Cash provided by (used for) investing activities	(5.0)	(12.3)	(43.9)	(0.1)	(32.7)	—	(94.0)

Cash flows from financing activities:
Increase in bank borrowings, revolving facility, and DIP facility	48.9	—	—	—	—	—	48.9
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	—	—	1.0	—	(35.4)	—	(34.4)

Cash provided by (used for) financing activities	48.9	—	1.0	—	(35.4)	—	14.5

Increase (decrease) in parent loans and advances	(26.5)	0.3	38.6	3.3	(15.7)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	—	5.1	—	5.1

Net increase (decrease) in cash and cash equivalents	2.0	(0.1)	(0.3)	0.9	18.4	—	20.9
Cash and cash equivalents at beginning of period	11.3	0.1	0.3	0.4	33.1	—	45.2

Cash and cash equivalents at end of period	$13.3	$—	$—	$1.3	$51.5	$—	$66.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended January 31, 2002

	Debtors				Non-Debtors

			Conformed	Nonguarantor
		Guarantor	Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

	(Millions of dollars)
Cash flows provided by (used for) operating activities	$79.8	$(57.5)	$(100.8)	$(5.4)	$86.6	$—	$2.7

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(8.5)	(13.5)	(46.7)	—	(78.3)	—	(147.0)
Proceeds from sale of non-core businesses	9.5	—	—	—	11.0	—	20.5
Other, net	(3.7)	(3.0)	(5.1)	0.4	6.8	—	(4.6)

Cash provided by (used for) investing activities	(2.7)	(16.5)	(51.8)	0.4	(60.5)	—	(131.1)

Cash flows from financing activities:
Increase in bank borrowings, revolving facility, and DIP facility	245.4	—	(0.5)	—	(5.4)	—	239.5
Proceeds from refinancing, net of related fees	435.4	—	—	—	—	—	435.4
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	(370.9)	—	—	—	(47.0)	—	(417.9)
Net proceeds (payments) on accounts receivable securitization	43.0	(47.1)	(67.5)	—	—	—	(71.6)
Capital contribution	(25.0)	—	(19.0)	—	44.0	—	—
Fees to amend Credit Agreement and DIP facility	(10.6)	—	—	—	—	—	(10.6)

Cash provided by (used for) financing activities	317.3	(47.1)	(87.0)	—	(8.4)	—	174.8

Increase (decrease) in parent loans and advances	(363.8)	121.0	238.4	5.0	(0.6)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	—	(1.2)	—	(1.2)

Net increase (decrease) in cash and cash equivalents	30.6	(0.1)	(1.2)	—	15.9	—	45.2
Cash and cash equivalents at beginning of period	(19.3)	0.2	1.9	0.4	16.8	—	—

Cash and cash equivalents at end of period	$11.3	$0.1	$0.7	$0.4	$32.7	$—	$45.2

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2001

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)
Cash flows provided by (used in) operating activities	$(67.4)	$(0.1)	$60.7		$(6.8)
Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(14.1)	(33.0)	(128.1)	—	(175.2)
Purchase of businesses, net of cash acquired	—	—	(13.6)	—	(13.6)
Other, net	5.2	1.8	9.9	—	16.9

Cash (used in) provided by investing activities	(8.9)	(31.2)	(131.8)	—	(171.9)
Cash flows from financing activities:
Net change in bank borrowings and revolver	257.5	—	14.9	—	272.4
Net proceeds (payments) from accounts receivable securitization	(48.5)	(25.7)	(17.2)	—	(91.4)
Purchase of treasury stock	(25.7)	—	—	—	(25.7)

Cash provided by financing activities	183.3	(25.7)	(2.3)	—	155.3
Increase (decrease) in parent loans and advances	(133.1)	57.1	76.0	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(2.5)	—	(2.5)

Net increase (decrease) in cash and cash equivalents	(26.1)	0.1	0.1	—	(25.9)
Cash and cash equivalents at beginning of year	6.8	0.1	19.0	—	25.9

Cash and cash equivalents at end of year	$(19.3)	$0.2	$19.1		$—

EXHIBIT INDEX

Exhibit No.	Description

10.42	Second DIP Amendment.
10.43	Third DIP Amendment.
10.44	Fourth DIP Amendment.
12	Computation of Ratios.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24	Powers of Attorney.
99.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of James A. Yost, Vice President, Finance and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.